Form 10-Q
period 1997-09-30
CITIZENS BANCORP/OR
filed 1997-11-14
CIK 1048575

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from ________ to _________

                      Commission file number _____________


                                CITIZENS BANCORP
             (Exact name of registrant as specified in its charter)

                Oregon                                        91-1841688
       (State of Incorporation)                           (I.R.S. Employer
                                                        Identification Number)

                           275 Southwest Third Street
                             Corvallis, Oregon 97339
                    (Address of principal executive offices)


                                 (541) 752-5161
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   YES___      NO ___

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        1,922,321 shares as of November 11, 1997

                                CITIZENS BANCORP

                                    FORM 10-Q

                               SEPTEMBER 30, 1997

                                      INDEX

                                                                         Page
                                                                       Reference
                                                                       ---------
      PART I - FINANCIAL INFORMATION
        Consolidated Balance Sheets as of September 30, 1997 and
               December 31, 1996

        Consolidated Statements of Income for the three months ended September 30, 1997 and 1996

        Consolidated Statements of Changes in Stockholders'
               Equity

        Consolidated Statements of Cash Flows for the three months ended September 30, 1997 and 1996

        Notes to Consolidated Financial Statements

        Management's Discussion and Analysis of Financial Condition and Results of Operations
               Organization
               Successor Entity Reporting
               Overview of Financial Results
               Loan Portfolio
               Investment Securities
               Material Changes in Financial Condition
               Material Changes in Results of Operations
               Loan Loss Provision
               Liquidity and Capital Resources

      PART II - OTHER INFORMATION

        Item 6 - Exhibits and Reports on Form 8-K

        Signatures

        Exhibit Index

CITIZENS BANCORP AND CITIZENS BANK
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                  CITIZENS BANCORP    CITIZENS BANK
ASSETS                                                           SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                                 ------------------  -----------------
                                                                      UNAUDITED          UNAUDITED
Cash and Due from Banks                                                  9,577              8,416
Federal funds sold                                                       1,200                  0
Interest bearing deposits                                                9,150             16,380
                                                                      --------           --------
  Total Cash and Cash Equivalents                                       19,927             24,796

Investment Securities Held-To-Maturity                                  14,320             15,735
Investment Securities Available-For-Sale                                29,219             31,098
Loans, net of unearned discount and prepaid fees                       122,282            115,686
Less: reserve for possible loan and lease losses                        (1,173)            (1,038)
                                                                      --------           --------
  Total Loans & Lease, net                                             121,109            114,648
Bank premises and equipment                                              2,776              2,567
Accrued interest                                                         2,052              1,614
Intangible Assets                                                          320                350
Deferred income taxes                                                      491                429
Other assets                                                               735                650
                                                                      --------           --------
  TOTAL ASSETS                                                         190,949            191,887
                                                                      ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 Demand deposits                                                        34,225             43,875
 Savings and Interest-bearing demand                                    69,136             66,552
 Time deposits in denomination of $100,000 or more                      13,299             13,954
 Other time deposits                                                    41,595             37,479
                                                                      --------           --------
Total deposits                                                         158,255            161,860

Repurchase agreements                                                    9,891             10,040
Accrued interest an other liabilities                                    2,915              3,198
                                                                      --------           --------
Total Liabilities                                                      171,061            175,098
                                                                      --------           --------

Stockholders' Equity
Contributed capital
Capital stock-5,000,000 authorized shares without par value;
  issued and outstanding 1,922,321 shares in 1997 and
  1,888,317 in 1996                                                     19,230              8,992
Additional Paid-in Capital                                                   0              4,349
Retained Earnings                                                          606              3,420
Valuation Allowance for Investments                                         52                 28
                                                                      --------           --------
Total Stockholders' Equity                                              19,888             16,789
                                                                      --------           --------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                               190,949            191,887
                                                                      ========           ========


See accompanying notes to financial statements

CITIZENS BANCORP AND CITIZENS BANK CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                SEPTEMBER 30,                          SEPTEMBER 30,
                                                     ----------------------------------      ----------------------------------
                                                     CITIZENS BANCORP     CITIZENS BANK      CITIZENS BANCORP     CITIZENS BANK
                                                           1997                1996                1997                1996
                                                      ---------            ---------           ---------           ---------
INTEREST INCOME
Interest and fees on loans                                3,095                2,847               9,056               8,048
Interest on interest-bearing deposits                       149                  149                 351                 275
Interest on Investments                                     629                  638               1,900               1,899
Interest on federal funds sold and other                     13                    5                  37                   8
                                                      ---------            ---------           ---------           ---------
  Total interest income                                   3,886                3,639              11,344              10,230

INTEREST EXPENSE
Savings and interest-bearing demand                         469                  261               1,413               1,305
Certificates of deposit                                     730                  917               2,123               2,077
Short-term borrowings                                        16                   14                  45                  35
Repurchase Agreements                                       130                  106                 326                 295
                                                      ---------            ---------           ---------           ---------
  Total interest expense                                  1,345                1,298               3,907               3,712

NET INTEREST INCOME                                       2,541                2,341               7,437               6,518
PROVISION FOR LOAN LOSS                                      45                   38                 135                  89
NET INTEREST INCOME AFTER PROVISION
                                                      ---------            ---------           ---------           ---------
  FOR LOAN LOSSES                                         2,496                2,303               7,302               6,429

NONINTEREST INCOME
Other service charges, commissions and fees                 232                  145                 654                 506
Service charges on deposit accounts                         215                  177                 626                 499
Gains on sales of loans                                      (5)                  --                  83                  --
Other                                                         7                   68                  69                 130
                                                      ---------            ---------           ---------           ---------
  Total noninterest income                                  449                  390               1,432               1,135

NONINTEREST EXPENSE
Salaries and employee benefits                              863                  720               2,507               2,134
Occupancy                                                   236                  220                 703                 640
ATM and Bankcard                                            105                  102                 333                 285
Printing and office supplies                                 44                   43                 129                 114
Other noninterest expense                                   159                  262                 982                 778
                                                      ---------            ---------           ---------           ---------
  Total noninterest expense                               1,407                1,347               4,654               3,951

INCOME BEFORE INCOME TAXES                                1,538                1,346               4,080               3,613
PROVISIONS FOR INCOME TAXES                                 523                  483               1,573               1,321
                                                      ---------            ---------           ---------           ---------
NET INCOME                                                1,015                  863               2,507               2,292

AVERAGE NUMBER OF COMMON OUTSTANDING                  1,922,321            1,888,317           1,922,321           1,888,317

EARNINGS PER SHARE

Primary                                                    0.53                 0.46                1.30                1.21
Fully Diluted                                              0.53                 0.46                1.30                1.21



The accompanying notes are an integral part of these consolidated statements.

CITIZENS BANCORP
CONSOLIDATED STATEMENTS
 OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                         Additional              Net Unrealized Gains
                                                     Common Stock         Paid-In     Retained   (Losses) Investments
                                                    Shares  Amount        Capital     Earnings      Available for Sale   Total
                                                   -----------------------------------------------------------------------------
BALANCE, December 31, 1996                                   8,992           4,349      3,420               28            16,789
Net income                                                                              2,532                              2,532
Net loss of Parent Co.                                                                    (10)                               (10)
Net unrealized losses in investments available
  for sale                                                                                                  24                24
5% stock dividend                                               91                        (91)
Sale of common stock                                           528                                                           528
       Formation and consolidation                           9,619          (4,349)    (5,245)                                25


                                                   ------------------------------------------------------------------------------
BALANCE, September 30, 1997                                 19,230               -        606               52            19,888
                                                   ==============================================================================


See accompanying notes to financial statements

CITIZENS BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)


                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                --------------------------------
                                                                                CITIZENS BANCORP   CITIZENS BANK
                                                                                      1997             1996
                                                                                   (UNAUDITED)      (UNAUDITED)
                                                                                ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest and fees received                                                          10,906            10,058
Service charges and other income                                                     1,432             1,135
Interest paid                                                                       (3,912)           (3,701)
Cash paid to bank suppliers and staff                                               (4,791)           (4,242)
Income taxes paid                                                                   (1,625)           (1,346)
                                                                                    ------            ------
  Net cash provided by operating activities                                          2,010             1,904

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities of investment securities:                                   3,294             4,280
Loans made to customers greater than principal collected on loans                   (6,461)           (8,607)
Capital expenditures                                                                  (240)             (119)
Decrease in Other Real Estate Owned                                                     59                --
                                                                                    ------            ------
  Net cash used in investing activities                                             (3,348)           (4,446)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand and savings accounts                              (7,066)            7,313
Net increase in time deposits and repurchase agreements                              3,312             7,036
Dividends paid                                                                          --              (569)
Other                                                                                  223             1,115
                                                                                    ------            ------
  Net cash provided by financing activities                                         (3,531)           14,895

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           (4,869)           12,353
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    24,796             8,584
                                                                                    ------            ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          19,927            20,937
                                                                                    ======            ======

Reconciliation of net income to net cash provided by operating activities

Net income                                                                           2,507             2,292
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation and amortization                                                          298               267
Provision for loan losses                                                              135                90
(Increase) decrease in interest receivable                                            (438)             (172)
(Decrease) increase in payables                                                       (293)             (691)
(Increase) in prepaid and other assets                                                (199)              118
                                                                                    ------            ------
  Net cash provided by operating activities                                          2,010             1,904
                                                                                    ======            ======



See accompanying notes to financial statements

                                CITIZENS BANCORP
                   Notes to Consolidated Financial Statements


1.      PRINCIPLES OF CONSOLIDATION

        The accompanying consolidated financial statements include the accounts of Citizens Bancorp (Bancorp), a bank holding company and its wholly-owned subsidiary, Citizens Bank ("Bank") after elimination of intercompany transactions and balances. Bancorp was incorporated on September 18, 1996, and became the holding company of the Bank through a merger and one-for-one share exchange. The effective date of the merger was July 1, 1997. As a result of the merger, Bancorp acquired 100% of the common stock of the bank, and the shareholders of the Bank became shareholders of Bancorp.

        The interim financial statements are unaudited but have been prepared in accordance with generally accepted accounting principles for interim condensed financial statements. Accordingly, the condensed interim financial statements do not include all of the information and footnotes required by generally accepted financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. All financial information has been restated for the periods shown on a consolidated basis, including periods prior to the effective date of the merger whereby Bancorp became the holding company of the Bank. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of results to be anticipated for the year ending December 31, 1997.

2.      USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

        The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3.      SHAREHOLDERS EQUITY AND NET INCOME PER COMMON SHARE

        The Board of Directors declared a 5% stock dividend on September 16, 1997 payable to Bancorp shareholders of record on October 5, 1997. As of the merger date of July 1, 1997, $5.00 par stock of Citizens Bank was exchanged for No Par stock of Bancorp. Accordingly, the total shareholder equity accounts of the Bank were transferred to common stock outstanding of Bancorp as of July 1, 1997.

All per share amounts have been restated to retroactively reflect stock dividends stock splits previously reported.

4.      SUPPLEMENTAL CASH FLOW INFORMATION

        For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

5.   CONTINGENCIES

        Unfunded loan commitments totaled $16,337,000 as of September 30, 1997 and $20,097,000 as of December 31, 1996

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION

        Citizens Bancorp ("Bancorp"), an Oregon corporation, is the parent corporation and holding company of Citizens Bank (the "Bank"), which is its sole subsidiary. The Bank is an Oregon state-chartered banking corporation with head-quarters in Corvallis, Oregon. Bancorp was incorporated on September 18, 1996 and became the holding company of the Bank through the merger with the Bank of an interim subsidiary bank established by Bancorp for that purpose. As a result of the merger, Bancorp acquired 100% of the common stock of the Bank, and the shareholders of the Bank became shareholders of Bancorp under a one-for-one exchange of shares. The merger was approved by a statutory majority of the shareholders of the Bank at the annual meeting of shareholders on April 15, 1997, and all regulatory approvals were received prior to July 1, 1997. The effective date of the merger was July 1, 1997. The merger and the exchange of shares thereunder was exempt from registration with the Securities and Exchange Commission under Section 3(a)(12) of the Securities Act of 1993. As of November 11, 1997 Bancorp had 1,922,321 shares of its common stock are issued and outstanding.

SUCCESSOR ENTITY REPORTING

        For reporting purposes, Bancorp is the successor entity to the Bank, and Bancorp's common stock has been registered through the filing of a Form 8-A as a precondition to its reporting under the Securities Exchange Act of 1934 in lieu of the Bank and as the Bank's reporting successor. Through the second quarter of 1997, the Bank filed quarterly and annual statements on FDIC Forms F-2 and F-4 under Section 13 of the Securities Exchange Act of 1934 with the offices of the Federal Deposit Insurance Corporation. This Form 10-Q is Bancorp's first periodic report filed under the Securities Exchange Act of 1934.

OVERVIEW OF FINANCIAL RESULTS

        Bancorp reported net income of $1,015,000, or $.53 per share for the three months ended September 30, 1997. This was a 17.61% increase in net income, as compared to $863,000, or $.46 per share, for the three months ended September 30, 1996.

        For the nine months ended September 30, 1997, Bancorp reported net income of $2,507,000, or $1.30 per share, a 9.3% increase in net income, as compared to $2,292,000, or $1.21 per share, for the nine months ended September 30, 1996. The foregoing per share information is adjusted for a 2 for 1 stock split effective October 5, 1996 and a stock dividend declared September 16, 1996.

        The increased earnings during the periods described above reflected primarily the expansion of the Bank's interest-earning assets and increased net interest income.

        During the first nine months of 1997 no dividends were paid. This resulted in an increase in shareholders equity equal to the net earnings reported through September 30, 1997.

        In September, 1997 the Board of Directors of Bancorp declared a special 5% stock dividend payable October 5, 1997. This resulted in an increase in the shareholder capital stock account of 91,415, and a reduction in retained earnings of the same amount. The total of capital accounts remained the same.


LOAN PORTFOLIO

        The composition of the loan portfolio at September 30, 1997 and December 31, 1996 was as follows (in thousands):

                                             At September 30, 1997   At December 31, 1996
                                             ---------------------   --------------------
Secured by Real Estate:

        Construction and land
        development:                                  $ 3,263                $ 3,865

        Secured by farmland:                            1,067                  1,205

            Residential property (1-4 family):         33,512                 34,322

        Multifamily:                                      805                  1,162

        Nonfarm, nonresidential:                       42,358                 37,934
                                                      -------                -------
Total Secured by Real Estate:                          81,005                 78,488

Commercial and Industrial:                             22,980                 21,975

Loans to Farmers:                                      12,766                  9,072

Consumer Loans:                                         5,521                  6,861

        Allowance for loan losses                      (1,173)                (1,038)
                                                      -------                -------

Total (net of unearned discounts and prepaid fees): $ 121,109              $ 115,686
                                                      =======                =======


INVESTMENT SECURITIES

        The amortized cost and estimated book value of the investment securities held by the Bank, including unrealized gains and losses, at September 30, 1997 and December 31, 1996, are as follows (in thousands):


September 30, 1997                       Amortized    Estimated    Unrealized
                                            Cost      Fair Value  Gain (Loss)
Available-for-Sale

U.S. Treasury Securities
 (including securities of government
 agencies and corporations) ........      $28,542      $28,618      $ 76

Obligations of State and Political
Subdivisions .......................          -0-          -0-       -0-

Other ..............................          601          601         0
                                          -------      -------      ----
                                          $29,143      $29,219      $ 76


Held-to-Maturity

U.S. Treasury Securities
 (including securities of government
 agencies and corporations) ........      $10,464       10,537        73

Obligations of State and Political
Subdivisions .......................        3,856        3,915        59

Other ..............................          -0-          -0-       -0-
                                          -------      -------      ----
                                          $14,320      $14,452      $132


December 31, 1996                        Amortized   Estimated    Unrealized
                                            Cost     Fair Value  Gain (Loss)
Available-for-Sale

U.S. Treasury Securities
 (including securities of government
 agencies and corporations) ........      $31,057      $31,099      $ 41

Obligations of State and Political
Subdivisions .......................          -0-          -0-       -0-

Other ..............................          -0-          -0-       -0-
                                          -------      -------      ----
                                          $31,057      $31,099      $ 41


Held-to-Maturity

U.S. Treasury Securities
 (including securities of government
 agencies and corporations) ........      $10,007       10,066        59

Obligations of State and Political
Subdivisions .......................        5,728        5,699       (29)

Other ..............................          -0-          -0-       -0-
                                          -------      -------      ----
                                          $15,735      $15,765      $ 30


MATERIAL CHANGES IN FINANCIAL CONDITION

        Changes in financial condition for the nine months ended September 30, 1997 include an overall decrease in total assets. At September 30, 1997, total assets decreased 0.489%, or approximately $938,000, over total assets at December 31, 1996. A decrease of $4,869,000 in cash and cash equivalents, a $3,253,000 decrease in investment securities, and a $6,461,000 increase in loans were the major components of the change in total assets.

        The decrease in cash and cash equivalents was due primarily to management's changes in the Bank's deposit mix in order to reduce risk. At December 31, 1996 the Bank's liquidity position had increased to the point where management felt it was appropriate to reduce its dependence on large liability deposits. In December, 1996 the Bank decided not to renew two substantial certificates of deposit held by a corporate depositor. One certificate was in the amount of approximately $2 million, and the other was in the amount of approximately $10 million. When these certificates expired on December 29, 1996, the funds were moved into demand accounts and then withdrawn in the first week of January 1997. This caused a significant reduction in total deposits in January of 1997. Most of this reduction in certificate of deposit holdings had been replaced by non-interest bearing demand deposits (core deposits) as of September 30, 1997. As a general policy the Bank no longer is a competitive bidder on interest-sensitive large liabilities.

        The increase in loans was primarily due to strong loan demand as a result of favorable economic conditions, and to increased marketing efforts. The Bank has hired two new lending officers in an effort to meet demand in the small business lending market. This increase in loan activity was somewhat enhanced by merger activity among the larger banks, which caused the closure of local branches of merged institutions. The Bank's loan portfolio does not appear to be reactive to seasonal fluctuations, which management believes to be the result of the diversification of the portfolio.

        At September 30, 1997, the Bank held $1,200,000 in federal funds sold, in comparison with zero federal funds sold for the period ending December 31, 1996. The increase in this category was due to improved federal funds rates. Federal funds sold represents overnight investments of surplus funds, which can fluctuate widely on a day-to-day basis depending on cash needs. At December 31, 1996 the Bank had substantial liquidity, but had a significant position in fixed rate certificates of deposit of correspondent banks. Of the Bank's $16,380,000 in interest-bearing deposits held at commercial banks at December 30, 1996, approximately $12,000,000 were funded by two substantial corporate certificates of deposit. As noted above, the Bank did not renew these certificates. As the Bank's liquidity increased in 1997 due to an increase in non-interest bearing demand deposits, management felt it was appropriate to hold part of this liquidity in variable (overnight) federal funds.

        The Bank experienced a net decrease in total deposits of approximately $3.6 million for the period ending September 30, 1997 as compared to December 31, 1996, a decrease of 2.21%. The largest single factor in this decrease was a decline in demand deposits of $9,650,000, a decrease of nearly 22% for the period, due to the withdrawal of approximately $12,000,000 in large liability certificates of deposit as described above. This decrease was partially offset by an increase in savings and interest-bearing demand deposits, which increased by $2,584,000, or almost 3.9%. Time deposits in denominations of $100,000 or more declined from approximately $13.9 million to $13,299,000, a decrease of $655,000, or 4.69%. Deposits in the category of "other" increased by 11.05%, or $4,141,000.

        Overall, management has taken steps which it believes will reduce risk in the Bank's deposit base. Consistent with the Bank's strategy to emphasize personal service and the development of long-term customer relationships, the Bank has sought to increase core non-interest bearing deposits, and to reduce its dependence on large interest-sensitive corporate deposits. Management's goal is to reduce the volatility of its liquidity base, and to reduce the sensitivity of its liquidity base to economic conditions.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

        Total interest income increased $247,000 for the three months ended September 30, 1997 as compared to the same three-month period in 1996. For the nine-month period ending September 30, 1997, total interest income increased $1,114,000, an increase of 10.89%, as compared to the same period in 1996. These increases are primarily due to increases in loan volume and improvements in the Bank's net interest margin. For the nine months ending September 30, 1997 total loans grew by $6.4 million, while the Bank's net interest margin increased from 5.6% to 6.1%. The increase in the net interest margin was due to more aggressive pricing of interest rates and loan fees.

        Total interest expense increased $47,000 for the quarter ended September 30, 1997 as compared to 1996, and $195,000 for the nine-month period ending September 30, 1997 as compared to the same nine-month period in 1996. This increase is primarily due to an increase in the volume of interest-bearing accounts and increases in interest paid on deposits.

        The increase in interest earned, offset in part by the increase in interest paid, served to increase the Bank's net interest income (net of provision for loan losses) by $193,000 for the third quarter of 1997 over the comparable quarter of 1996, and by $873,000 for the nine-month period ending September 30, 1997 as compared to the same period in 1996. On a split-adjusted basis, net income per share of Bancorp common stock increased to $1.30 for the nine months ending September 30, 1997 from $1.21 per share for the same nine period in 1996.

        Noninterest income increased approximately $59,000 for the three months ended September 30, 1997 as compared to the same three-month period in 1996. For the nine-month period ending September 30, 1997, the increase was $297,000 over the same period in 1996. This increase is attributable to increases in income generated by the increases in service charges and fees on deposit accounts, and by other service charges, commissions and fees.

        Noninterest expense increased approximately $60,000 for the three months ended September 30, 1997 as compared to the same three-month period in 1996. For the nine-month period ending September 30, 1997, the increase was $703,000 over the same period in 1996. The increase for these periods was primarily attributable to increases in salaries and employee benefits and other noninterest expenses. Other noninterest expenses increased primarily due to professional expenses related to the formation of Bancorp as the holding company for the Bank, and the initial registration of Bancorp as a reporting company with the Securities and Exchange Commission.

        Salaries and employee benefits increased approximately $143,000, or 19.86%, during the third quarter of 1997 as compared to the 1996 third quarter. For the nine-month period ending September 30, 1997, the increase was $373,000, or 17.47%, over the same period in 1996. These increases were primarily due to routine adjustments in officer and staff salaries, staffing increases in preparation for the opening of a new branch office, and staffing increases for a proposed expansion into a new market area.

LOAN LOSS PROVISION

        During the three months ended September 30, 1997, the Bank charged a $45,000 loan loss provision to operations, as compared to $38,000 charged during the same period in 1996. For the nine months ending September 30, 1997, the Bank charged a $135,000 loan loss provision to operations, as compared to $89,000 charged during the same period in 1996. Even though there have been no loan charge-offs in 1997 through the end of the third quarter, management feels that a loan loss reserve of 1% of net loans is an appropriate target for this category. To reach this level, beginning on January 1, 1997 the Bank began increasing its expense for the loan loss reserve category to $15,000 per month from the previous $7,500 per month. At September 30, 1997 the reserve for loan losses was $1.173 million, or .959% of total loans.

        The total of loans charged off, net of loan recoveries, was zero during the quarter ended September 30, 1997, as compared to zero for the same three-month period in 1996. For the nine months ending September 30, 1997, loans charged off, net of loan recoveries, was zero, as compared to zero for the same nine-month period in 1996.

        Management believes that the reserve for loan losses is adequate for potential loan losses, based on management's assessment of various factors, including present delinquent and nonperforming loans, past history of industry loan loss experience, and present and anticipated future economic trends impacting the areas and customers served by the Bank.

LIQUIDITY AND CAPITAL RESOURCES

        Bancorp's subsidiary has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the Bank's needs and financial environment. Generally, the Bank's major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of federal funds markets and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not.

        The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first nine months of 1997. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income of $2,507,000, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consisted primarily of both proceeds from and purchases of securities, and the impact of the net growth in loans. Financing activities present the cash flows associated with the Bank's deposit accounts.

        At September 30, 1997, the Bank's Tier 1 and total risk-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were 10.17% and 10.78%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4.0% and 6.0%, respectively.

        At September 30, 1997, the Bank's capital-to-assets ratio under leverage ratio guidelines was approximately 17.78%. The FRB's current minimum leverage capital ratio guideline is 8.5%.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

        None.

ITEM 2.  CHANGES IN SECURITIES.

        None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

ITEM 4.  VOTES OF SECURITIES HOLDERS.

        None.

ITEM 5.  OTHER INFORMATION.

        On July 15, 1997 the Board of Directors of Bancorp approved a Dividend Reinvestment Plan (the "Plan"). The Plan provides holders of Bancorp common stock with a means to reinvest cash dividends otherwise payable on their shares in additional shares of Bancorp common stock. Participants in the Plan may automatically reinvest either 50% or 100% of the cash dividends otherwise payable on their common stock in additional shares of common stock without fees or transaction charges. At the time of enrollment in the Plan, a shareholder must elect whether to apply 50% or 100% of the cash dividends otherwise payable to the shareholder for reinvestment under the Plan. A shareholder may change this election at any time in writing by following the procedures established for the administration of the Plan, but a shareholder may not specify any cash dividend reinvestment percentage other than either 50% or 100%. Bancorp will not issue fractional shares under the Plan. Any cash dividends insufficient to acquire a non-fractional share of Bancorp common stock shall be paid in cash to the shareholder enrolled in the Plan. Participation in the Plan is completely voluntary. Those holders of the Bancorp common stock who do not choose to participate in the Plan will receive cash dividends, as declared, as usual. The Plan applies only to cash dividends, not to stock dividends or stock splits. The Plan replaces a similar dividend reinvestment plan operated by the Bank prior to the merger constituting Bancorp as the Bank's holding company. The key differences between the two plans are (i) under the Bank's plan, a shareholder could elect to invest either 50%, 75% or 100% of the dividend, rather than either 50% or 100%, and (ii) a shareholder could receive fractional shares under the Bank's plan. A Registration Statement on Form S-3 will be filed by Bancorp prior to the issuance of shares under the Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

6.1 No reports on Form 8-K were filed during the period for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS BANCORP

/s/
------------------------------
William V. Humphreys
President and CEO

Date: November 14, 1997.

/s/
------------------------------
Lark E. Wysham
Chief Financial Officer

Date: November 14, 1997.