Form 10-Q/A
period 1997-09-30
CITIZENS BANCORP/OR
filed 1997-11-14
CIK 1048575

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


LOAN PORTFOLIO

        The composition of the loan portfolio at September 30, 1997 and December 31, 1996 was as follows (in thousands):


                                             At September 30, 1997   At December 31, 1996
                                             ---------------------   --------------------
Secured by Real Estate:

        Construction and land
        development:                                  $ 3,263                $ 3,865

        Secured by farmland:                            1,067                  1,205

            Residential property (1-4 family):         33,512                 34,322

        Multifamily:                                      805                  1,162

        Nonfarm, nonresidential:                       42,358                 37,934
                                                      -------                -------
Total Secured by Real Estate:                          81,005                 78,488

Commercial and Industrial:                             22,980                 21,975

Loans to Farmers:                                      12,776                  9,072

Consumer Loans:                                         5,521                  6,861



Note: Figures do not reflect loan loss reserves, unearned discounts and prepaid fees.


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