Form 10-K
period 1997-12-31
CITIZENS BANCORP/OR
filed 1998-03-31
CIK 1048575

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997

[ ]      TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ______ to _______

                         Commission File No. __________

                                CITIZENS BANCORP
                       (Name of registrant in its charter)

                                                          91-1841688
             Oregon                                    (I.R.S. Employer
     (State of incorporation)                         Identification No.)

                           275 Southwest Third Street
                                  P. O. Box 30
                             Corvallis, Oregon 97339
                    (Address of principal executive offices)
                 Registrants's telephone number: (541) 752-5161

                     Agent for service: Lark E. Wysham, CFO
                           275 Southwest Third Street
                        Telephone number: (541) 752-5161

      Securities registered under Section 12(b) of the Exchange Act: none

Securities registered under Section 12(g) of the Exchange Act: common stock, no par value

         Indicate by check mark whether registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]  No [   ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [    ].

         The aggregate market value of registrant's voting and non-voting common equity held by non-affiliates is $41,430,396 based on the most recent reported sale of registrant's common stock on March 23, 1998 at a price of
$28.00 per share.   As of March 27, 1998 there were 1,945,568 shares of
registrant's common stock issued and outstanding, of which 1,479,657 were held by non-affiliates.

         DOCUMENTS INCORPORATED BY REFERENCE. Part III of this Form 10-K incorporates by reference the 1998 Annual Meeting Proxy Statement sent to registrant's shareholders in connection with the April 21, 1998 Annual Meeting of shareholders.

                                     INDEX

PART I                                                                            PAGE
         ITEM 1 - BUSINESS:  GENERAL RECENT DEVELOPMENTS  . . . . . . . . . . .     2

         ITEM 2 - PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . .    14

         ITEM 3 - LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . .    15

         ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . .    15

PART II

         ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS   . . . . . . . . . . . . . . . . . . .    15

         ITEM 6 - SELECTED FINANCIAL DATA   . . . . . . . . . . . . . . . . . .    18

         ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . .    19

         ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK    . . . . . . . . . . . . . . . . . . . . .  .    37

         ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . .    40

         ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . .    60

PART III

         ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT . . . . . . .    61

         ITEM 11 - EXECUTIVE COMPENSATION   . . . . . . . . . . . . . . . . . .    62

         ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT   . . . . . . . . . . . . . . . . . . . . .  .    62

         ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . .    62

PART IV

         ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                      ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . .    62

                                     PART I

ITEM 1.          BUSINESS

         Citizens Bancorp ("Bancorp"), an Oregon Corporation, was organized under an agreement and plan of reorganization and merger for formation of one-bank holding company dated October 15, 1996, (ref. Agreement and Plan of
Reorganization Exhibit (2) attached).    Pursuant to the Agreement, Bancorp
acquired all of the common stock of Citizens Bank (the "Bank"), an Oregon State-Chartered Bank, in a transaction effective July 1, 1997. Citizens Bancorp shareholders received one (1) share of Bancorp Common Stock in exchange for every one (1) share of Citizens Bank common stock held by each shareholder. Prior to the effective date, on June 30, 1997, Citizens Bank issued one (1) share of common stock to Bancorp representing the entire ownership of Citizens Bank by Bancorp.

         Bancorp was formed at the direction of the Board of Directors of Citizens Bank for the sole and express purpose of becoming the holding company of the Bank.

ORGANIZATIONAL STRUCTURE OF BANCORP

         Since the effective date of formation of the holding company, the Bank has operated through a two-tiered corporate structure. At the holding company level the affairs of Bancorp have been overseen by a Board of Directors elected by the shareholders of Bancorp at the annual meeting of shareholders held April 15, 1997. The affairs of the Bank are overseen by a Board of Directors elected by Bancorp, the sole owner of the Bank. As of the date of this report, the respective members of the Board of Directors of the Bank and of the Board of Directors of Bancorp are identical.

         Article II of the Bancorp Articles of Incorporation (ref. Exhibit
(3)(i) attached) authorizes the issuance of 5,000,000 no par shares of common stock. Bancorp issued 1,830,782 to effect the merger (one-for-one exchange), leaving 3,169,218 shares authorized but unissued. 750,000 shares have been set aside for the purposes of the dividend reinvestment plan, (ref. Citizens Bancorp Dividend Reinvestment Plan Exhibit (10.1)), which was considered and adopted by the Board of Directors of Citizens Bancorp on July 15, 1997. The capital structure of the consolidated balance sheet for Bancorp and Citizens Bank remained substantially unchanged from the capital structure of the Bank prior to its formation of the holding company.

         Bancorp plans no business at this time other than the supervision of its only subsidiary Citizens Bank.

THE BANK

         Citizens Bank was chartered October 1, 1957 (charter #333) by the State of Oregon as a commercial bank. The Bank's main office is located in Corvallis, Oregon, at 275 S. W. 3rd Street. The Bank has two additional branches in Corvallis, Circle Blvd. Office at 978 N. W. Circle Blvd., and University Office at 855 N. W. Kings Blvd.

         The Bank also has branch offices located in Albany, Oregon, at 2315 S.
E. 1th Ave.; Philomath, Oregon, at 1224 Main Street; Junction City, Oregon, at 955 Ivy Street; and in Veneta, Oregon, at 88312 Territorial Road.

         With the retirement of long-time President and Chief Executive Officer, Ray Stephensen, in February 1996, came a change of management as well as culture for Citizens Bank. The new President/Chief Executive Officer, William Humphreys, who had served as a Community Bank President for 16 of his 28 years of banking in Oregon, brought a new style of management to Citizens Bank that included: collaborative decision-making, focus on human resources management, a shift to branch autonomy, and a large commitment to business development.

         New branch managers were hired for six of the Bank's seven offices. Two new lending officers were hired for the Albany office to serve that fast growing marketplace. Two existing officers were promoted to senior lender status in the main office, a move to penetrate a larger transaction market, and to provide lending leadership to the smaller offices serving the Corvallis area marketplace.

         New hires were made in the areas of financial management and human resources management as well as operations management.

         The immediate result of the new culture, new focus and new people was an increase in profitability and growth in assets. The following chart gives a five year history of growth in selected areas.

         (THOUSANDS)                   1997         1996         1995         1994           1993
         -----------------------------------------------------------------------------------------
         Net Income                $    3,342   $    3,138   $    2,659   $    2,208     $   1,934
         -----------------------------------------------------------------------------------------
         Return on Average
         Equity                         17.53%       19.27%       19.05%       18.27%       19.55%
         -----------------------------------------------------------------------------------------
         Return on Average
         Assets                          1.77%        1.77%        1.66%        1.45%        1.56%
         -----------------------------------------------------------------------------------------
         Average Assets to
         Average Equity                 10.21%        9.42%        8.85%        7.99%        7.98%
         -----------------------------------------------------------------------------------------
         Dividend Payout
         Ratio                          39.11%       34.38%       39.75%       39.18%       36.50%
         -----------------------------------------------------------------------------------------
         Total Loans                  120,269      114,648      100,715       89,396       75,382
         -----------------------------------------------------------------------------------------
         Total Deposits               161,700      161,834      138,694      134,924      132,482
         -----------------------------------------------------------------------------------------
         Total Assets                 200,117      191,887      162,907      155,600      149,692
         -----------------------------------------------------------------------------------------


         The long-term benefit to the Bank of these cultural and management changes is consistent growth and development of the Bank over time. Risk levels have been greatly reduced because of better expertise in loan and investment management, and in managing human resources.

         The primary business strategy of the Bank is to provide community banking and related services to individuals, professionals, and small and medium-sized businesses. The Bank emphasizes customer relationships, attention to the needs of the customer, and a high level of service. The Banks primary marketing focus is on small to medium-sized businesses and commercial customers.

         The Bank offers deposit accounts, safe-deposit boxes, consumer lending, commercial lending, and commercial and residential real estate lending. Commercial loans include operating lines of credit, equipment and real estate financing, capital needs, and other traditional financing products.

         The Bank also has a growing emphasis in financing farm operations, equipment and property.

         The Bank's loan portfolio has some concentrations in real estate secured loans, primarily commercial properties.

         Deposit products include regular and "package" checking accounts, savings accounts, certificates of deposit, money market accounts, and IRA accounts.

         The Bank offers, but has a very limited volume of student loans, as well as a VISA card as part of its retail banking services. The Bank also operates a small residential mortgage loan origination department that originates loans and sells them into the secondary market. The Bank offers extended banking hours in selected locations as well as Saturday banking. ATM machines are also available at six (6) locations offering 24 hour transaction services, including cash withdrawals, deposits, account transfers, and balance inquiries.

         The Bank also offers its customers a 24 hour automated telephone service that offers account transfers and balance inquiries.

EMPLOYEES

         At December 31, 1997 Citizens Bank had approximately 108 full-time equivalent employees. None of these employees are represented by Labor Unions. A number of benefit programs are available to eligible employees including group medical insurance plans, paid vacation, paid sick leave, group life insurance, and a 401(A) plan. The 401(A) plan is a profit sharing plan that was re-written by the Board of Directors on December 16, 1997. (ref. Citizens Bank Profit Sharing Plan 401(A) Exhibit (10.2)).

         The Bank also provides a deferred compensation plan to the President/Chief Executive Officer. This plan is referred to as a "Top Hat" plan, and it defers a designated portion of the President's salary. The plan constitutes a promise by the employer to make benefit payments in the future. The employee has the status of general unsecured creditor of the employer. This plan was adopted on December 30, 1997 by the chairman of the Bancorp Board. (ref. Citizens Bank Deferred Compensation Plan Exhibit (10.3)).

COMPETITION

         At December 31, 1997, Citizens Bank was among the top 10 largest commercial banks headquartered in the State of Oregon. The Bank competes with other commercial banks as well as savings and loan associations, credit unions, mortgage companies, insurance companies, investment banks, securities brokerages and other non-bank financial service providers. Banking in the State of Oregon has been substantially dominated by several very large banking institutions whose headquarters are out of state. They include Wells Fargo Bank, U. S. Bank, Key Bank, Washington Mutual Bank, First Security Bank, and Bank of America. Together these large organizations hold a majority of the deposit and loan balances held by banks in the State of Oregon. Citizens Bank attempts to offset some of the advantages of these larger competitors through superior relationship building with the customer, better service, quicker response to the customers' needs, and local decision-making. We rely on the fact that many businesses and individuals within small Oregon communities want to see their money stay within the local economy, rather than see it used to fund properties in distant places.

GOVERNMENTAL POLICIES

         The earnings and growth of Bancorp and its subsidiary, Citizens Bank, as well as their existing and future business activities, are affected not only by general economic conditions, but also by the fiscal and monetary policies of the Federal government and its agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements monetary policies (intended to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rates applicable to borrowings by banks from the Federal Reserve Banks. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans and deposits. As banking is a business which depends largely on interest rate differentials (in general, the difference between the interest rates received by the banks on loans extended to their customers and on securities held in the banks' investment portfolios), the influence of economic conditions and monetary policies on interest rates will directly affect earnings. The nature and impact of any future changes in monetary policies cannot be predicted.

SUPERVISION AND REGULATION -- GENERAL

         The following generally refers to certain statutes and regulations affecting the banking industry. These references provide brief summaries only and are not intended to be complete. These references are qualified in their entirety by the referenced statutes and regulations. In addition, some statutes and regulations which apply to and regulate the operation of the banking industry might exist which are not referenced below. Changes in applicable statutes and regulations may have a material effect on the business of Bancorp and its subsidiary.

BANCORP

         As a bank holding company, Bancorp is subject to the Bank Holding Company Act of 1956 ("BHCA"), as amended, which places Bancorp under the supervision of the Board of Governors of the Federal Reserve System ("FRB").
In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities related to banking. Certain recent legislation designed to expand interstate branching and relax federal restrictions on interstate banking may expand opportunities for bank holding companies (for additional information see below under the heading "The Bank -- Interstate Banking and Branching"). However, the full impact of this legislation on Bancorp is unclear at this time.

HOLDING COMPANY STRUCTURE

         FRB REGULATION. Bancorp must obtain the approval of the FRB: (1) before acquiring direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such a bank; (2) before merging or consolidating with another bank holding company; and (3) before acquiring substantially all of the assets of any additional banks.

         Bancorp is required by the BHCA to file annual and quarterly reports and such other reports as may be required from time to time by the FRB. In addition, the FRB periodic examinations of Bancorp and its subsidiary Bank.

         HOLDING COMPANY CONTROL OF NON-BANKS. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company which is not a bank or a bank holding company unless the FRB determines that the activities of such company are so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the FRB considers whether the performance of such activities by a bank holding company would offer to the public that would outweigh possible adverse effects. The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("Economic Growth Act) amended to BHCA to eliminate the requirement that bank holding companies seek FRB approval before engaging de novo in permissible non-banking activities if the holding company is well capitalized and meets certain other specified criteria. A bank holding company meeting the specifications is now required only to notify the FRB within 10 business days after the activity has begun. The Economic Growth Act also established an expedited procedure for well-capitalized bank holding companies meeting the criteria to obtain the FRB approval to acquire smaller companies that engage in permissible non-banking activities as well as to engage in non-banking activities that the FRB has approved by order.

         On February 28, 1997, the FRB issued a final rule incorporating the changes enacted by the Economic Growth Act. Effective April 1, 1997, a well-run bank holding company, without any prior notice or FRB approval, may commence immediately any activity that is currently or at the commencement included in the FRB's list of acceptable non-banking activities.

         TRANSACTIONS WITH AFFILIATES. Bancorp and its subsidiary will be deemed affiliated within the meaning of the Federal Reserve Act and transactions between affiliates are subject to certain restrictions. Covered transactions include, subject to specific exceptions, loans by banking subsidiaries to affiliates, investments by bank subsidiaries in securities issued by an affiliate, the taking of such securities as collateral, and the purchase of assets by a bank subsidiary from an affiliate. Bancorp and its subsidiary are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

         SUPPORT OF SUBSIDIARIES. Under FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to, and commit resources to support, each of its subsidiaries. Any capital loans Bancorp makes to its subsidiary are subordinate to deposits and to certain other indebtedness of the subsidiary. The Crime Control Act of 1990 provides that, in the event of a bank holding company's bankruptcy, the bankruptcy trustee will assume any commitment the bank holding company has made to a federal bank regulatory agency to maintain the capital of a subsidiary and this obligation will be entitled to a priority of payment.

         TIE-IN ARRANGEMENTS. Bancorp and the subsidiary are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither Bancorp nor its subsidiary may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor. Until recently, the FRB extended its bank-tying restrictions to bank holding companies and their non-bank subsidiaries. However, effective April 21, 1997, the bank anti-tying rules will no longer apply to the non-bank subsidiaries of a bank company.

         STATE LAW RESTRICTIONS. As a corporation chartered under the laws of the State of Oregon, Bancorp is also subject to certain limitations and restrictions under applicable Oregon corporate law. For example, these include limitations and restrictions relating to: indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records, and minutes, and observance of certain corporate formalities.

         SECURITIES REGISTRATION AND REPORTING. The common stock of Bancorp is registered as a class with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 and thus is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of that Act. The periodic reports, Proxy Statements, and other information filed by Bancorp under that Act can be inspected and copied or obtained from the Washington, D.C., office of the SEC. In addition, the securities issued by Bancorp are subject to the registration requirements of the Securities Act of 1933 and applicable state securities laws unless exceptions to registrations are available.

CONTROL TRANSACTIONS

         The Change in Bank Control Act of 1978, as amended, prohibits a person or group of persons from acquiring "control" of a bank holding company unless the FRB has been given 60 days prior written notice of the proposed acquisition, and within that time period, the FRB has not issued a notice disapproving the proposed acquisition, or extended for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to the expiration of the disapproval period of the FRB issues written notice of its intent not to disapprove the action. Under a rebuttable resumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute the acquisition of control.

         In addition, any "Company" would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% if the company is a bank holding company) or more of the outstanding shares of Bancorp, or obtain control over Bancorp.

THE BANK

         Despite some recent legislative initiatives to reduce regulatory burdens, banking remains a highly regulated industry. Legislation enacted from time to time may increase the cost of doing business, limit or expand permissible activities, or affect the competitive balance between banks and other financial and non-financial institutions. Proposals to change the laws and regulations governing the operations and taxations of banks and other financial institutions are frequently made in Congress, in the Oregon State Legislature, and before various bank regulatory agencies. In addition, there continue to be proposals in Congress to restructure the banking system.

         Some of the significant areas of bank regulation, including significan federal legislation affecting state-chartered banks, are generally below.

REGULATION OF STATE BANKS

         Oregon state-chartered banks are subject to primary regulation and examination by the Oregon Director of Consumer and Business Services. The Bank is also subject to supervision, examination, and regulation by certain federal banking agencies. The Bank is insured (to applicable limits) by, and therefore is subject to regulation by, the FDIC.

         Applicable federal and state statutes and regulations governing a bank's operations relate, among other matters, to capital requirements, required reserves against deposits, investments, loans, legal lending limits, certain interest rates payable, mergers and consolidations, borrowings, issuance of securities, payment of dividends (see below), establishment of branches, and dealings with affiliated persons. The FDIC has authority to prohibit banks under their supervision from engaging in what they consider to be an unsafe and unsound practice in conducting their business. Depository institutions, such as the Banks, are affected significantly by the actions of the FRB as it attempts to control the money supply and credit availability in order to influence the economy.

DIVIDEND RESTRICTIONS

         Dividends paid by the Bank to Bancorp are a material source of all of Bancorp's cash flow. Various federal and state statutory provisions limit the amount of dividends the Bank is permitted to pay to Bancorp without regulatory approval. FRB policy further limits the circumstances under which the bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.

         If, in the opinion of the applicable federal banking agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution could include the payment of dividends), the agency may require, after notice and hearing, that such institution cease and desist from such practice. In addition, the FRB and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.

         Under Oregon law, the Oregon regulatory authorities have the authority to suspend payment of any dividend of an Oregon institution if it is determined that the payment would result in the stockholders' equity in the institution, after payment of the dividend, to be inadequate for the safe and sound operation of the institution.

REGULATION OF MANAGEMENT

         Federal law: (1) sets forth circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency; (2) places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and (3) prohibits management personnel of a bank from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

CONTROL OF FINANCIAL INSTITUTIONS

         No person may acquire "control" of a bank unless the appropriate federal agency has been given 60 days prior written notice and within that time the agency has not disapproved the acquisition. Substantial monetary penalties may be imposed for violation of the change in control or other provisions of banking laws.

FDICIA

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law in late 1991. As required by FDICIA, numerous regulations have been adopted by federal bank regulatory agencies, including the following: (1) federal bank regulatory authorities have established five different capital levels for banks and, as a general matter, enable banks with higher capital levels to engage in a broader rage of activities; (2) the FRB has issued regulations requiring standardized disclosures with respect to interest paid on deposits; (3) the FDIC has imposed restrictions on the acceptance of brokered deposits by weaker banks; (4) the FDIC has implemented risk-based insurance premiums; and (5) the FDIC has issued regulations requiring state-chartered banks to comply with certain restrictions with respect to equity investments and activities in which the banks act as a principal.

         FDICIA recapitalized the Bank Insurance Fund ("BIF") and required the FDIC to maintain the BIF and Savings Association Insurance Fund ("SAIF") at 1.25% of insured deposits by increasing deposit insurance premiums as necessary to maintain such ratio. FDICIA also required federal bank regulatory authorities to prescribe, by December 1, 1998, (1) non-capital standards of safety and soundness; (2) operational and managerial standards for banks; (3) asset and earnings standards for banks and bank holding companies addressing such areas as classified assets, capital, and stock price, and (4) standards for compensation of executive officers and directors of banks. However, this provision was modified by recent legislation to allow federal regulatory agencies to implement these standards through either guidelines or regulations.

FIRREA

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") became effective on August 9, 1989. Among other things, this far-reaching legislation (1) phased in significant increases in the FDIC insurance premiums paid by commercial banks; (2) created two deposit insurance pools within the FDIC, one to insure commercial banks and savings bank deposits and the other to insure savings association deposits; (3) for the first time, permitted bank holding companies to acquire healthy savings associations; (4) permitted commercial banks that meet certain housing-related asset requirements to secure advances and other federal services from their local Federal Home Loan Banks; and (5) greatly enhanced the regulators' enforcement powers by removing procedural barriers and sharply increasing the civil and criminal penalties for violating statutes and regulations.

INTERSTATE BANKING AND BRANCHING

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") will, over the next few months, permit nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Individual states have the authority to "opt out" of certain of these provisions. The Interstate Act currently allows states to enact "opting-in" legislation that (I) permits interstate mergers within their own borders before June 1, 1997, and (ii) permits out-of-state banks to establish de novo branches within the state. As of September 29, 1996, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, beginning June 1, 1997, banks will be permitted to merge with banks in other states as long as the home state of neither merging bank has opted out. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

         Oregon, effective February 27, 1995, enacted "opting in" legislation generally permitting interstate mergers, subject to certain restrictions. Given that Oregon permitted interstate banking for a number of years, this legislation is not expected to have profound impact on banking in Oregon or on Bancorp or the Bank's operations in particular. Nevertheless, the impact that the Interstate Act might have on Bancorp is impossible to predict.

CAPITAL ADEQUACY REQUIREMENTS

         The FRB, the FDIC, and the OCC (collectively, the "Federal Banking Agencies") have established uniform capital requirements for all commercial banks. Bank holding companies are also subject to certain minimum capital requirements. A bank that does not achieve and maintain required capital levels may be subject to supervisory action through the issuance of a capital directive to ensure the maintenance of adequate capital levels. In addition, banks are required to meet certain guidelines concerning the maintenance of an adequate allowance for loan and lease losses.

         The Federal Banking Agencies' "risk-based" capital guidelines establish a systematic, analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into several categories, with high levels of capital being required for the categories perceived as representing greater risk. The risk weights assigned to assets and credit equivalent amounts of off-balance sheet items are based primarily on credit risk. Other types of exposure, such as interest rate, liquidity and funding risks, as well as asset quality problems, are not factored into the risk-based ratio. Such risks, however, will be taken into account in determining a final assessment of an organization's capital adequacy. Under these regulations, banks were required to achieve a minimum total risk-based capital ratio of 8% and a minimum Tier 1 risk-based capital ratio of 4%.

         The Federal Banking Agencies also have adopted leverage ratio standards that require commercial banks to maintain a minimum ratio of core capital to total assets (the "Leverage Ratio") of 3%. Any institution operating at or near this level is expected to have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality , high liquidity and good earnings, and in general, to be a strong banking organization without any supervisory, financial, or operational weaknesses or deficiencies. Any institutions experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels (e.g., an additional cushion of at least 100 to 200 basis points, depending upon the particular circumstances and risk profile).

         Regulations adopted by the Federal Banking Agencies as required by FDICIA impose even more stringent capital requirements. The regulators require the OCC and other Federal Banking Agencies to take certain "prompt corrective action" when a bank fails to meet certain capital requirements. The regulations establish and define five capital levels at which an institution is deemed to be "well-capitalized," "adequately capitalized," "undercapitalized," significantly undercapitalized" or "critically undercapitalized." In order to be "well-capitalized," an institution must maintain, at least 10% total risk-based capital, 6% Tier 1 risk-based capital, and a 5% Leverage Ratio. Increasingly sever restrictions are imposed on the payment of dividends and mortgage fees, asset growth and other aspects of the operations of institutions that fall below the category of "adequately capitalized" (which requires at least 8% total risk-based capital, 4% Tier 1 risk-based capital, and a 4% Leverage Ratio).

         Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 1997, the Bank was not subject to any regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

         Under Oregon law, an Oregon commercial bank may reduce its paid-in capital to eliminate or reduce deficits in retained earnings arising from losses, or in order to redeem shares. Prior approval of the Oregon Director is required in either case, and may be refused if the Oregon Director determines that the remaining paid-in capital of the bank would be inadequate for its safe and sound operation.

         The minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as stand-by letters of credit) required by the FRB for bank-holding companies is 8%. At least one-half of the total capital must be Tier 1 capital; the remainder may consist of Tier 2 capital. Bancorp is also subject to minimum Leverage Ratio guidelines. These guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies meeting certain specified criteria, including achievement of the highest supervisory rating. All other bank holding companies are required to maintain a Leverage Ratio which is at least 100 to 200 basis points higher (4% to 5%). These guidelines provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

         In August of 1995, the Federal Banking Agencies adopted a final rule implementing the portion of Section 305 of FDICIA that requires the banking agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest rate risk. Effective September 1, 1995, when evaluating the capital adequacy of a bank, the Federal Banking Agencies' examiners stated considering exposure to declines in the economic value of the bank's capital due to changes in interest rates. A bank may be required to hold additional capital for interest rate risk if it has a significant exposure or a weak interest rate risk management process. Concurrent with the publication of this final rule, the Federal Banking Agencies proposed for comment a joint policy statement describing the process the Federal Banking Agencies will use to measure and assess a bank's interest rate risk.

         This joint policy statement was superseded by an updated Joint Policy Statement in June of 1996. Any impact the joint final rules and the Joint Policy Statement may have on Bancorp or its subsidiary cannot be predicted at this time.

         In addition, the Federal Banking Agencies published a joint final rule on September 6, 1996, amending their respective risk-based capital standards to incorporate a measure for market risk to cover all positions located in an institution's trading account and foreign exchange and commodity positions wherever located. This final rule, effective January 1, 1997, implements an amendment to the Basle Capital Accord that sets forth a supervisory framework for measuring market risk. The final rule effectively requires banks and bank holding companies with significant exposure to market risk to measure that risk using its own internal value-at-risk model, subject to the parameters of the final rule, and to hold a sufficient amount of capital to support the institution's risk exposure.

         Institutions subject to this final rule must be in compliance with it by January 1, 1998. This final rule applies to any bank or bank holding company, regardless of size, whose trading activity equals 10% or more of its total assets or amounts to $1 billion or more. The Federal Banking Agencies may require an institution not otherwise subject to the final rule to comply with it for safety and soundness reasons and, under certain circumstances, also may exempt an institution otherwise subject to the final rule from compliance.

FDIC INSURANCE

         Generally, customer deposit accounts in banks are insured by the Federal Deposit Insurance Corporation (FDIC) for up to a maximum amount of $100,000. The FDIC has adopted a risk-based insurance assessment system.
Under this system, depository institutions, such as the Bank with BIF-insured deposits, are required to pay an assessment to the BIF ranging from $.0 to $.27 per $100 of deposits based on the institution's risk classification. On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("Funds Act") was enacted. The Funds Act provides, among other things, for the recapitalization of the SAIF through a special assessment on all depository institutions that hold SAIF-insured deposits. The one-time assessment is designed to place the SAIF at its 1.25 reserve ratio goal.

         The Funds Act, for the three-year period beginning in 1997, subjects BIF-insured deposits to a Financing Corporation ("FICO") premium assessment on domestic deposits at one-fifth the premium rate (roughly 1.3 basis points) imposed on SAIF-imposed deposits (roughly 6.5 basis points). In addition, service debt funding on FICO bonds for the first half of 1997 resulted in BIF insured institutions paying .64 cents for each $100 of assessed deposits, and SAIF insured institutions paying 3.2 cents on each $100 of deposits. Beginning in the year 2000, BIF insured institutions will be required to pay the FICO obligations on a pro-rata basis with all thrift institutions; annual assessments are expected to equal approximately 2.4 basis points until 2017, to be phased out completely by 2019.

         Banking regulators are empowered under the Funds Act to prohibit insured institutions and their holding companies from facilitating or encouraging the shifting deposits from the SAIF to the BIF in order to avoid higher assessment rates. Accordingly, the FDIC recently proposed a rule that would, if adopted as proposed, impose entrance and exit fees on depository institutions attempting to shift deposits from the SAIF to the BIF as contemplated by the Funds Act. The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, only if not thrift institutions exist on that date. It is expected that Congress will address comprehensive legislation on the merger of the funs and elimination of the thrift charter during the 1998 session.

         The risk classification is based on an assignment of the institution by the FDIC to one of three capital groups and to one of three supervisory subgroups. The capital groups are "well capitalized," "adequately capitalized," and "undercapitalized." The three supervisory subgroups are Group "A" (for financially sound institutions with only a few minor weaknesses), Group "B" (for those institutions with weaknesses which, if uncorrected, could cause substantial deterioration of the institution and increase risk to the deposit insurance fund), and Group "C" (for those institutions with a substantial probability of loss to the fund absent effective corrective action).

ITEM 2.  PROPERTIES

         The principal properties of Bancorp and its subsidiary, Citizens Bank, are comprised of banking facilities owned by the subsidiary.

         The main office of Citizens Bank is located in the heart of the business and retail center ("downtown") Corvallis, Oregon. The building was built in 1977 and has approximately 30,000 square feet of space on two levels above ground and a full basement. The upper (2nd) floor is occupied by the administrative support team, which includes the President/Chief Executive Officer, the Chief Financial Officer, the Human Resources Officer, the Marketing Officer, the Compliance Officer, the Loan Administrator and the Loan Service Center.

         The 1st floor serves as the main banking office for the Bank. It is occupied by a manager, a lending staff, an operations staff, tellers, bankcard center clerks, and mortgage department staff.

         The basement is occupied by the Accounts Service Center. It includes a manager, two operations officers, proof and data processing staff, accounts payable, inventory, payroll, wire transfer, telephone and courier staff. All of the Bank's centralized functions, i.e., management, proof and data information, loan documentation, loan administration, cash services, mail services, accounting and human resources, occur in this building. The Bank owns this building.

         The Bank also operates six (6) other branches, of which three (3) are owned and three (3) are leased. These buildings range in size from 2500 square feet to approximately 9,000 square feet. Their primary function and use is to provide banking service to the Bank's customers. The aggregate monthly rental of leased buildings is $8700. Two of three leases will be re-negotiated due to expiring in 1998.

ITEM 3.  LEGAL PROCEEDINGS

         As of the date of filing of this Form 10K neither Bancorp nor its subsidiary were a party to any material legal proceedings. Further, management is not aware of any threatened or pending lawsuits or other proceedings against Bancorp or its subsidiary which, if determined adversely, would have a material effect on the business or financial position of either of them. Bancorp or the Bank may from time to time become a party to litigation in the ordinary course of business, such as debt collection litigation or an appearance as a creditor in a bankruptcy case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the year ended December 31, 1997, no matters were submitted to the security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         There is no established market for Bancorp's common stock, and the stock is not listed on and does not trade on or through any exchange or quotation system. There is no expectation that an established market will develop for Bancorp's common stock. As the transfer agent for Bancorp common stock, Citizens Bank keeps an informal record of persons expressing an interest in buying or selling Bancorp common stock and introduces prospective buyers and sellers. Citizens Bank also keeps some informal records of prices paid and received for Bancorp common stock by certain persons. Neither Bancorp nor Citizens Bank does or will recommend prices for Bancorp common stock.

         The following table sets forth certain transaction prices per share for shares of Citizens Bank and Bancorp common stock for the periods shown. This information is based solely on prices and information reported to Citizens Bank by those persons whose transactions have come to its attention. The reported prices do not represent all transactions in Bancorp and Citizens Bank stock, and Citizens Bank can give no assurances as to the accuracy of the reported prices or the completeness of this information.


         --------------------------------------------------------------------
                                                  High            Low
         --------------------------------------------------------------------
         --------------------------------------------------------------------
         1992                                  $   17.50       $   14.50
         --------------------------------------------------------------------
         1993                                      24.00           18.00
         --------------------------------------------------------------------
         1994                                      29.00           24.27
         --------------------------------------------------------------------
         1995                                      29.00           22.50*
         --------------------------------------------------------------------
         1996                                      30.00           18.00**
         --------------------------------------------------------------------
         1997                                      30.00           18.00
         --------------------------------------------------------------------
                  * In 1995 Citizens Bank declared a 1 for 5 stock split. The split became effective on August 4, 1995.
         --------------------------------------------------------------------
                  ** In 1996 Citizens Bank declared a 2 for 1 stock split. The split became effective on October 5, 1996.
         --------------------------------------------------------------------

         The following table sets forth certain transaction prices per share for shares of Citizens Bank and Bancorp common stock for the quarterly periods shown. This information is subject to the qualifications set forth above.


         --------------------------------------------------------------------
                                                     HIGH          LOW
         --------------------------------------------------------------------
         --------------------------------------------------------------------
         First quarter 1996                       $   26.50     $   26.00
         --------------------------------------------------------------------
         Second quarter 1996                      $   27.50     $   26.50
         --------------------------------------------------------------------
         Third quarter 1996                       $   30.00     $   27.50
         --------------------------------------------------------------------
         Fourth quarter 1996                      $   18.00*    $   18.00*
         --------------------------------------------------------------------

         --------------------------------------------------------------------
         First quarter 1997                       $   21.75     $   18.00
         --------------------------------------------------------------------
         Second quarter 1997                      $   23.00     $   21.00
         --------------------------------------------------------------------
         Third quarter 1997                       $   23.50     $   23.00
         --------------------------------------------------------------------
         Fourth quarter 1997                      $   30.00     $   25.00
         --------------------------------------------------------------------
                  * In 1996 Citizens Bank declared a 2 for 1 stock split. The split became effective on October 5, 1996.
         --------------------------------------------------------------------


         CITIZENS BANK/BANCORP, COMMON EQUITY HOLDING. As of December 31, 1997, there were 1,922,321.304 shares outstanding, held by 689 holders of record. As of March 15, 1998, there were 697 holders of Citizens Bancorp and 1,945,568.304 shares outstanding. All of the shares issued since December 31, 1997 were issued under the terms of the dividend reinvestment plan.

         Holders are determined on the basis of ownership. Each entity that owns one or more shares is determined to be a holder. Holders can be individuals, partnerships, corporations, trusts, or any entity that can legally hold assets in the State of Oregon. Two or more individuals together can also be a holder, such as: husband and wife, parent and child, etc.

         Bancorp has no formal dividend policy. The amount of any dividend will be determined by the Bancorp Board of Directors and will depend on the amount of profits generated and the growth objectives of Bancorp and the Bank. Under Oregon law certain restrictions on the payment of dividends apply. Under these restrictions, a Bank or Holding Company may not declare or pay any dividend in an amount greater than its retained earnings, without prior approval from the State Division of Finance and Corporate Securities.

         Bancorp's management intends to follow the same practices and methods for declaring dividends that were followed by Citizens Bank, and expects to pay yearly dividends. The following sets forth, for the calendar years shown, the cash and stock dividends per share of common stock declared by Citizens Bancorp in 1997 and by Citizens Bank for the preceding years.


         ----------------------------------------------------------------------------
                                Cash Dividend   Stock Dividend         Stock Split
         ----------------------------------------------------------------------------
         ----------------------------------------------------------------------------
         1991                     $    .95           --                          --
         ----------------------------------------------------------------------------
         1992                         1.00           10%                         --
         ----------------------------------------------------------------------------
         1993                         1.10           10%                         --
         ----------------------------------------------------------------------------
         1994                         1.20           10%                         --
         ----------------------------------------------------------------------------
         1995                         1.20           --                 1 for 5 stock
                                                                            split
         ----------------------------------------------------------------------------
         1996                          .60*          --                 2 for 1 stock
                                                                            split
         ----------------------------------------------------------------------------
         1997                          .68**          5%                         --
         ----------------------------------------------------------------------------
                  * Reflects adjustment for 2 for 1 stock split effective on
                    October 5, 1996.
         ----------------------------------------------------------------------------
                  ** Declared December 16, 1997, payable on January 12, 1998
         ----------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the Company's consolidated financial statements and accompanying notes presented herein.

---------------------------------------------------------------------------------------------------------------------------
                                                                 Year ended December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                             (In thousands except share data)
---------------------------------------------------------------------------------------------------------------------------
                                                                   % increase
                                                                    (decrease)
                                       1997           1996         1997 to 1996      1995            1994            1993
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
EARNINGS
---------------------------------------------------------------------------------------------------------------------------
Total interest income              $   15,410      $   13,929           11%      $   12,732      $   10,928      $    8,811
---------------------------------------------------------------------------------------------------------------------------
Total interest expense                  5,286           5,034            5%           4,725           3,655           3,027
---------------------------------------------------------------------------------------------------------------------------
Net interest income                    10,124           8,895           14%           8,007           7,273           5,784
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Provision for possible loan losses        165             135           22%             100              72              40
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Net interest income after
provision for possible loan
losses                                  9,959           8,760           14%           7,907           7,201           5,744
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Total other operating income            1,857           1,569           18%           1,503           1,311           1,065
---------------------------------------------------------------------------------------------------------------------------
Total other operating expense           6,451           5,531           17%           5,212           5,132           4,025
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Income before taxes                     5,365           4,798           12%           4,198           3,380           2,784
---------------------------------------------------------------------------------------------------------------------------
Income taxes                            2,023           1,660           22%           1,539           1,172             850
---------------------------------------------------------------------------------------------------------------------------
Net income                         $    3,342      $    3,138            7%      $    2,659      $    2,208      $    1,934
---------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE (1)
---------------------------------------------------------------------------------------------------------------------------
Net income                         $     1.73      $     1.66            4%      $     1.44      $     1.22      $     1.09
---------------------------------------------------------------------------------------------------------------------------
Cash dividends                           0.68            0.60           13%            0.60            0.47            0.38
---------------------------------------------------------------------------------------------------------------------------
Book value                              10.10            8.90           13%            7.71            6.76            5.97
---------------------------------------------------------------------------------------------------------------------------
Weighted average number of
common shares outstanding
                                    1,922,321       1,888,289                     1,849,573       1,815,657       1,777,994
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
PERIOD END BALANCES
---------------------------------------------------------------------------------------------------------------------------
Total assets                       $  200,117      $  191,887            4%      $  162,907      $  155,600      $  149,692
---------------------------------------------------------------------------------------------------------------------------
Net loans                             120,269         114,648            5%         100,715          89,396          75,382
---------------------------------------------------------------------------------------------------------------------------
Deposits                              161,700         161,834            0%         138,694         134,924         132,482
---------------------------------------------------------------------------------------------------------------------------
Repurchase agreements                  14,086          10,040           40%           7,891           5,774           3,602
---------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                   19,411          16,805           16%          14,269          12,274          10,609
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
(1) Per share amounts and the average number of shares outstanding have been restated for stock dividends of 10% in 1994 and 5% in 1997, a 2-for-1 stock split in 1996, and a 1 for 5 stock split in 1995.
---------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995.

         Earnings per share for the three years ended 1997, 1996, and 1995 was $1.73, $1.66 and $1.44, respectively.

         NET INCOME. For the three years ended December 31, 1997, Citizens Bancorp's (in year 1997) and Citizens Bank's (in years 1996 and 1995) net income was $3.341 million, $3.138 million, and $2.659 million, respectively. 1997 net income increased $.203 million or 6.4% over 1996, which increased $.479 million or 18.0% over 1995. Bancorp's 1997 net income was negatively impacted by the costs related to the formation of the Holding Company, increased expenses in salary and benefits from new hires in the middle and upper-middle management areas of the Bank, and the acquisition of new proof and information processing equipment. Management sees these expenditures as investments in increased productivity and capacity and should result in consistent year-to-year future earnings growth.

         Bancorp's increased net income in 1997 is primarily due to increased income from loans and loan fees. This increase was due to volume increases.
Average yield on loans remained relatively constant over the year.   Net income
was assisted by an increase in earning assets to total assets. Earning assets to a total asset ratio for the years 1997, 1996 and 1995 are 94.72%, 93.94%, and 91.44%, respectively. Yield on earning assets for the same periods was 8.91%, 8.73% and 8.82 %, respectively.

         INTEREST INCOME. Interest income totaled $15.4 million for the year ended December 31, 1997, a 10.6% increase over the $13.9 million for 1996, which was 9.4% over the $12.7 million generated in 1995. This increase in income was due primarily to increased loan volume.

         INTEREST EXPENSE. Interest expense for the year ended December 31, 1997 was $5.3 million, a 5.0% increase over the $5.0 million expense for 1996, and a 6.5% increase over the $4.7 million expense in 1996, these increases are due to deposit volume increases.

         NET INTEREST INCOME. Net interest income during the years 1997, 1996, and 1995 grew to $10.1 million from $8.9 million and $8.0 million, respectively. Additionally, for the same periods beginning with 1997, net interest margins were 5.88%, 5.61% and 5.60%, respectively. Changes in the net interest margins were primarily due to increased volumes and the changing interest rate environment. The Bank was able to reprice interest-sensitive liabilities at a faster rate than interest-sensitive assets.

         The following table presents for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-bearing liabilities, resulting yield and cost ratios, interest rate spread, ratio of interest-earning assets to interest-bearing liabilities and net interest margin for Bancorp. Average balances for the period have been calculated using daily average balances.


------------------------------------------------------------------------------------------------------------------------------------
                                      AVERAGE BALANCES AND TAX-EQUIVALENT NET INTEREST MARGIN
------------------------------------------------------------------------------------------------------------------------------------
        YEAR ENDED                              1997                             1996                              1995
                                -----------------------------------  --------------------------------  -----------------------------
                                                                                  Int.                            Int.
       DECEMBER  31               Average   Int. Income  Avg. Rate   Average     Income    Avg. Rate   Average   Income  Avg. Rate
      (In thousands)              Balance    (Expense) Earned/Paid   Balance    (Expense) Earned/Paid  Balance (Expense) Earned/Paid
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------------------------------------------------
Loans (2)                        $ 119,157    $  12,250    10.28%   $ 107,718    $ 10,850   10.07%    $  97,155    $ 9,733   10.02%
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES:
------------------------------------------------------------------------------------------------------------------------------------
    Taxable                         39,265        2,386     6.08%      38,610       2,315    6.00%       37,257      2,349    6.30%
------------------------------------------------------------------------------------------------------------------------------------
    Tax-exempt (1)                   3,918          330     8.43%       5,603         455    8.11%        7,904        600    7.59%
------------------------------------------------------------------------------------------------------------------------------------
    TOTAL
    INVESTMENT
    SECURITIES                      43,183        2,716     6.29%      44,213       2,770    6.26%       45,161      2,949    6.53%
------------------------------------------------------------------------------------------------------------------------------------
Interest bearing
deposits in banks
and federal funds sold              11,915          557     4.67%       9,430         464    4.92%        4,288        255    5.95%
------------------------------------------------------------------------------------------------------------------------------------
TOTAL EARNING ASSETS               174,255       15,523     8.91%     161,361      14,084    8.73%      146,604     12,937    8.82%
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks              7,548                              8,367                             6,260
------------------------------------------------------------------------------------------------------------------------------------
Premises and equipment               2,717                              2,694                             2,675
------------------------------------------------------------------------------------------------------------------------------------
Other assets                         3,393                              1,469                             3,123
------------------------------------------------------------------------------------------------------------------------------------
Reserve for possible
loan losses                         (1,128)                              (962)                             (877)
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                            $ 186,785                          $ 172,929                         $ 157,785
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Deposits:
------------------------------------------------------------------------------------------------------------------------------------
  Savings                        $  68,601       (1,903)    2.77%   $  64,358      (1,798)   2.79%    $  61,427     (1,858)   3.02%
------------------------------------------------------------------------------------------------------------------------------------
  Time                              53,673       (2,872)    5.35%      52,130      (2,798)   5.37%       47,237     (2,466)   5.22%
------------------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST-                122,274       (4,775)    3.91%     116,488      (4,596)   3.95%      108,664     (4,324)   3.98%
    BEARING DEPOSITS
------------------------------------------------------------------------------------------------------------------------------------
Repurchase agreements               11,361         (450)    3.96%       9,883        (390)   3.95%        7,408       (344)   4.64%
------------------------------------------------------------------------------------------------------------------------------------
Treasury, tax & loan                 1,349          (62)    4.60%       1,123         (48)   4.27%        1,163        (57)   4.90%
------------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST-BEARING
LIABILITIES                        134,984       (5,287)   3.92%      127,494      (5,034)   3.95%      117,235     (4,725)   4.03%
------------------------------------------------------------------------------------------------------------------------------------
Demand deposits                     31,713                             28,299                            25,686
------------------------------------------------------------------------------------------------------------------------------------
Other liabilities                    1,022                                850                               904
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                19,066                             16,286                            13,960
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                            $ 186,785                          $ 172,929                         $ 157,785
------------------------------------------------------------------------------------------------------------------------------------
Net interest margin (1)                       $  10,236                         $   9,050                          $ 8,212
------------------------------------------------------------------------------------------------------------------------------------
Interest income as a % of avg. earning assets              8.91%                             8.73%                            8.82%
------------------------------------------------------------------------------------------------------------------------------------
Interest expense as a %  of avg. earning assets            3.03%                             3.12%                            3.22%
------------------------------------------------------------------------------------------------------------------------------------
       Net interest margin                                 5.88%                             5.61%                            5.60%
------------------------------------------------------------------------------------------------------------------------------------
(1) Includes taxable equivalent adjustments related to income on securities that is exempt form federal income taxes. The federal statutory rate was 34%
------------------------------------------------------------------------------------------------------------------------------------
(2) For purposes of these calculations, nonaccrual loans are included in the average loan balance outstanding. Loan fees and late charges of $812,065 and $572,639 are included in interest income for 1997 and 1996.
------------------------------------------------------------------------------------------------------------------------------------

         The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volumes and rates. CHANGES NOT DUE SOLELY TO VOLUME OR RATE CHANGES ARE ALLOCATED TO VOLUME AND RATE IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

         -----------------------------------------------------------------------------------------------------------------------
                                                                        1997 versus 1996             1996 versus 1995
         -----------------------------------------------------------------------------------------------------------------------
                                                                        Increase (decrease)          Increase (decrease)
                                                                         due to change in             due to change in
         -----------------------------------------------------------------------------------------------------------------------
                                                                    Average    Average    Net     Average   Average     Net
                      (in thousands)                                 Volume    Rate      Change    Volume     Rate     Change
         -----------------------------------------------------------------------------------------------------------------------

         -----------------------------------------------------------------------------------------------------------------------

         -----------------------------------------------------------------------------------------------------------------------
         INTEREST INCOME
         -----------------------------------------------------------------------------------------------------------------------
         Loans                                                      $ 1,172   $   228   $ 1,400   $ 1,064   $    53   $ 1,117
         -----------------------------------------------------------------------------------------------------------------------
         Investment securities                                          (65)       11       (54)      (61)     (118)     (179)
         -----------------------------------------------------------------------------------------------------------------------
         Interest-bearing deposits in banks and federal funds sold      117       (24)       93       260       (51)      209
         -----------------------------------------------------------------------------------------------------------------------
         TOTAL INTEREST INCOME                                        1,224       215     1,439     1,263      (116)    1,147
         -----------------------------------------------------------------------------------------------------------------------
         INTEREST EXPENSE
         -----------------------------------------------------------------------------------------------------------------------
         Savings deposits                                               118       (13)      105        86      (146)      (60)
         -----------------------------------------------------------------------------------------------------------------------
         Time deposits                                                   83        (9)       74       261        71       332
         -----------------------------------------------------------------------------------------------------------------------
         Repurchase agreement and other short-term borrowings            69         5        74       103       (66)       37
         -----------------------------------------------------------------------------------------------------------------------
         TOTAL INTEREST EXPENSE                                         270       (17)      253       450      (141)      309
         -----------------------------------------------------------------------------------------------------------------------
         CHANGES IN NET INTEREST INCOME                             $   954   $   232   $ 1,186   $   813   $    25   $   838
         -----------------------------------------------------------------------------------------------------------------------



         The following table further reflects changes in average balances and rates from December 31, 1997 to December 31, 1996.

               ------------------------------------------                             ------------------------------------------
               INCREASE (DECREASE) IN AVERAGE BALANCE:                                INCREASE (DECREASE) IN AVERAGE RATE:
               ------------------------------------------                             ------------------------------------------
               Loans                               10.62 %                            Loans                                2.06 %
               ------------------------------------------                             ------------------------------------------
               Investments                         (2.33)%                            Investments                          0.39 %
               ------------------------------------------                             ------------------------------------------
               Fed Funds & Deposits                26.35 %                            Fed Funds & Deposits                (4.99)%
               ------------------------------------------                             ------------------------------------------

               ------------------------------------------                             ------------------------------------------
               TOTAL EARNING ASSETS                 7.99 %                            TOTAL EARNING ASSETS                 2.06 %
               ------------------------------------------                             ------------------------------------------

               ------------------------------------------                             ------------------------------------------
               Savings, NOW, MMA                    6.59 %                            Savings, NOW, MMA                   (0.71)%
               ------------------------------------------                             ------------------------------------------
               Time                                 2.96 %                            Time                                (0.31)%
               ------------------------------------------                             ------------------------------------------
               Other Liabilities                   15.48 %                            Other Liabilities                    1.22 %
               ------------------------------------------                             ------------------------------------------
               TOTAL INT BEAR                                                         TOTAL INT BEAR
               LIABILITIES                          5.87 %                            LIABILITIES                          (0.80)%
               ------------------------------------------                             ------------------------------------------

         The following chart further reflects changes in average balances and rates from December 31, 1996 to December 31, 1995.


               ------------------------------------------                             ------------------------------------------
               INCREASE (DECREASE) IN AVERAGE BALANCE:                                INCREASE (DECREASE) IN AVERAGE RATE:
               ------------------------------------------                             ------------------------------------------
               Loans                               10.87 %                            Loans                               0.54 %
               ------------------------------------------                             ------------------------------------------
               Investments                         (2.10)%                            Investments                        (4.06)%
               ------------------------------------------                             ------------------------------------------
               Fed Funds & Deposits               119.92 %                            Fed Funds & Deposits               (7.26)%
               ------------------------------------------                             ------------------------------------------

               ------------------------------------------                             ------------------------------------------
               TOTAL EARNING ASSETS                10.07 %                            TOTAL EARNING ASSETS               (1.09)%
               ------------------------------------------                             ------------------------------------------

               ------------------------------------------                             ------------------------------------------
               Savings, NOW, MMA                    4.77 %                            Savings, NOW, MMA                  (7.64)%
               ------------------------------------------                             ------------------------------------------
               Time                                10.36 %                            Time                                2.81 %
               ------------------------------------------                             ------------------------------------------
               Other Liabilities                   28.41 %                            Other Liabilities                 (14.94)%
               ------------------------------------------                             ------------------------------------------
               TOTAL INT BEAR                                                         TOTAL INT BEAR
               LIABILITIES                          8.75 %                            LIABILITIES                        (2.03)%
               ------------------------------------------                             ------------------------------------------

         NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES. Net interest income after provision for possible loan losses was $9.9 million at December 31, 1997, $8.7 million at December 31, 1996, and $7.9 million at December 31, 1995. Total provision for possible loan loss expense for the three years ending December 31, 1997, was $165,000, $134,500, and $100,000
respectively.  Total provision expense was increased due to loan volume
increases.   Total loan losses were $2,000, $8,000, and $53,000 for the years
1997, 1996, and 1995, respectively. The reserve for possible loan losses to total loans for the years ended December 31, 1997, 1996, and 1995, respectively, were .99%, .90%, and .88%. These percentages reflect a history of very low loan loss experience. At December 31, 1997, the Bank had no non-accrual loans.

         NON-INTEREST INCOME. Non-interest income (total other operating income) was $1.8 million for the year ended December 31, 1997, an 18.3% increase from $1.6 million for 1996, and a 4.4% increase from $1.5 million in 1995. These increases are due to increased service charges and customer fee income which is primarily a function of increased volumes of accounts. Very few rate increases have been made in service charges and fees during this period. During 1997, the low and declining interest rate environment on term loans generated refinance activity and new home purchases, resulting in an increased volume of home loans made for sale into the secondary market. Gains on the sale of these loans represented a substantial portion of the increase the Bank experienced in other operating income.

         NON-INTEREST EXPENSE. Non-interest expenses (other operating expenses) have increased during the last three years ending December 31, 1997 to $6.4 million from $5.5 million in 1996 and $5.2 million in 1995. A 16.6% increase or a $.9 million increase occurred from 1996 to 1997 and a 5.8% or a $.3 million increase occurred from 1995 to 1996. These increases in non-interest expense are in correlation and are a direct result of increased non-interest income. The specific areas of increase occurred in increased salaries and benefits, equipment, occupancy, professional fees, marketing, printing, office supplies, communications, and other expenses. These increases are a result of the Bank's increased volume, and management's increased emphasis on business development, marketing, auditing, and human resource management.

         Bancorp intends to grow through strategically placed offices through 1998. At least one additional full service facility will be opened and potentially a loan origination office. Opening new offices results in higher operating costs, which are not offset until a certain level of growth in loans and deposits is achieved. Initially, new branch offices will increase non-interest expenses, thus having an adverse effect on net income for Bancorp. At the end of 1997, Bancorp employed 108 full-time equivalent employees compared to 102 at year end 1996 and 99 at year end 1995.

         Increases in non-interest expense is generally caused by higher operating levels associated with growth in business volume. Bancorps total assets at December 31, 1997, were 23% greater than total assets of the Bank at December 31, 1995.

         INCOME TAXES. Income tax expense for 1997 was $2,023,000 or 37.7% of net income before taxes, 1996 was $1,659,672 or 34.5% of net income before taxes. In 1995 the tax provision was $1,538,922 or 36.6% of net income before taxes. Bancorp's tax rate of 37.7% is higher than in previous years due to a smaller percentage of Bancorp's income being generated by tax exempt items, primarily in the Bank's investment portfolio. It is anticipated that this rate will remain at the 1997 level or perhaps increase slightly as the Bank's portfolio of municipal bond investments matures.

         INTEREST RATE SENSITIVITY. Bancorp uses an asset/liability modeling system called ALX to estimate the degree of interest rate risk inherent in its mix of interest earning assets and interest bearing liabilities. Bancorps profitability is dependent to a large extent on net interest income. Bancorp is slightly asset sensitive, meaning that interest earning assets mature or are otherwise subject to repricing at a faster rate than interest bearing liabilities. A significant decrease in market rates could adversely impact the net earnings of Bancorp. In contrast, an inclining interest rate environment could have a positive affect on net interest income. Bancorps strategy is to keep a position that is very close to "balanced". That is, that the repricing of assets and liabilities would move much at the same rate. Because the current position is slightly asset sensitive, Bancorp has been taking measures to extend maturities on its asset base until a "balanced" position is achieved.

         LIQUIDITY AND SOURCES OF FUNDS. Bancorp's primary sources of funds for liquidity purposes are customer deposits, maturities of investment securities, sales of "available for sale" securities, loan repayments, advances on lines of credit from correspondent banks and from the Federal Home Loan Bank of Seattle, and the purchase of federal funds. Bancorp can anticipate the availability of funds from scheduled loan repayments, maturities of securities and from borrowed funds. Customer deposits and unscheduled payments of loans are influenced by the interest rate environment, the condition of the economy, competition and other factors.

         Deposits are Bancorp's primary source of new funds. At December 31, 1997, total deposits were $161.7 million, down from $161.8 million at December 31, 1996, and up from $138.7 million at December 31, 1995. During 1997 the Bank experienced a shift from insured deposits to securities sold under repurchase agreement (REPO's). Total REPO holdings for the periods December 31, 1997, 1996, and 1995 were $14.1 million, $10.0 million and $7.8 million, respectively. The Bank also changed its policy of competitive bidding for premium rate time certificates of deposit. This caused a significant run-off in large interest rate sensitive time certificates of deposit which were almost entirely replaced by lower rate, less interest rate sensitive funds. The result was a reduced overall cost of funds as follows:

                                        ---------------------------------
                                                  COST OF FUNDS
                                        ---------------------------------
                                        1997           1996          1995
                                        ---------------------------------
                                        3.92%         3.95%         4.03%
                                        ---------------------------------

         Management anticipates that Bancorp will rely primarily on deposit growth, maturities of investment securities, sales of available for sale securities, and loan repayments to meet its liquidity needs. Borrowings can be used to provide liquidity for short-term needs but it is the practice of Bancorp to attempt to fund long-term loans and investments with core deposits and earnings, not short-term borrowings. A limited amount of borrowings may be used on a long-term basis to fund lending activities and to match maturities or repricing intervals of assets.

         The average daily amount of deposits and rates paid on deposits is summarized for the periods indicated in the following table:

                                               1997                          1996                       1995
         ------------------------------------------------------------------------------------------------------------
         (In Thousands)               Amount $       Rate %        Amount $       Rate %        Amount $      Rate %
         ------------------------------------------------------------------------------------------------------------
         DEPOSITS
         ------------------------------------------------------------------------------------------------------------
         Demand                      $31,713            --         $28,299            --         $25,686           --
         ------------------------------------------------------------------------------------------------------------
         Savings                     $68,601         2.77%         $64,358         2.79%         $61,427        3.02%
         ------------------------------------------------------------------------------------------------------------
         Time                        $53,673         5.35%          52,130         5.37%         $47,237        5.22%
         ------------------------------------------------------------------------------------------------------------
         TOTAL                      $153,987                      $144,787                      $134,350
         ------------------------------------------------------------------------------------------------------------

The following table indicates the amount of the Bank's certificates of deposits with balances equal to or greater than $100,000 classified by time remaining until maturity as of December 31, 1997.

         ---------------------------------------------------------------------
                    Maturity Period                    Certificates of Deposit
         ---------------------------------------------------------------------
                                      In Thousands
         ---------------------------------------------------------------------
         3 months or less                                       $ 8,067
         ---------------------------------------------------------------------
         3 months through 6 months                              $ 1,055
         ---------------------------------------------------------------------
         6 months through 12 months                             $ 2,811
         ---------------------------------------------------------------------
         Over 12 months                                         $ 2,367
         ---------------------------------------------------------------------
         TOTAL                                                  $14,300
         ---------------------------------------------------------------------

         The following table is a summary of securities sold under repurchase agreement (REPO) for each of the last three years.


         ---------------------------------------------------------------------------
                             (Dollars in Thousands)
         ---------------------------------------------------------------------------
                                                           1997      1996      1995
         ---------------------------------------------------------------------------
         Securities sold under agreement to repurchase:
         ---------------------------------------------------------------------------
         Average interest rate
         ---------------------------------------------------------------------------
               At year end                                  3.28%     3.24%     3.86%
         ---------------------------------------------------------------------------
               For the year                                 3.96%     3.95%     4.64%
         ---------------------------------------------------------------------------
         Average amount outstanding during
         the year                                        $11,361   $ 9,883   $ 7,408
         ---------------------------------------------------------------------------
         Maximum amount outstanding at any
         month end                                       $14,086   $11,231   $ 8,674
         ---------------------------------------------------------------------------
         Amount outstanding at year end                  $14,086   $10,040   $ 7,892
         ---------------------------------------------------------------------------

         CAPITAL RESOURCES. The Bank is subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirement can initiate certain mandatory, and possibly additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines that involve quantitative measures of the Bank's assets, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         As of December, 31, 1997, the most recent notification from the Bank's regulator categorized the Bank as well-capitalized under the applicable regulations. To be categorized as "well-capitalized," the Bank must maintain at least 10% total risk based capital, 6% Tier 1 risk based capital and 5% Tier 1 leverage capital. There are not conditions or events since that notification that management believes have changed the institution's category.

         The following table indicates Citizens Bancorp/Citizens Bank's capital adequacy position at December 31, 1997, and at December 31, 1996, and compares those positions to capital adequacy requirements.

                 --------------------------------------------------------------------------------------------------
                                                      Citizens Bancorp/Citizens Bank
                 --------------------------------------------------------------------------------------------------
                                                                                                 For Capital
                                                              Actual                          Adequacy Purposes
                 --------------------------------------------------------------------------------------------------
                        (in thousands)
                         -------------
                   AS OF DECEMBER 31, 1997:         Amount             Ratio              Amount              Ratio
                 --------------------------------------------------------------------------------------------------
                 Total Risk-Based Capital
                 (to Risk-Weighted Assets)         $20,239            16.3 %              $9,734               >8%
                                                                                                               -
                 --------------------------------------------------------------------------------------------------
                 Tier 1 Capital
                 (to Risk-Weighted Assets)         $19,038            15.6 %              $3,042               >4%
                                                                                                               -
                 --------------------------------------------------------------------------------------------------
                 Tier 1 Capital
                 (to average Total Assets)         $19,038             9.69%              $7,867               >4%
                                                                                                               -
                 --------------------------------------------------------------------------------------------------
                 AS OF DECEMBER 31, 1996:
                 ------------------------
                 Total Risk-Based Capital
                 (to Risk-Weighted Assets)         $17,406            13.5 %             $10,304               >8%
                                                                                                               -
                 --------------------------------------------------------------------------------------------------
                 Tier 1 Capital
                 (to Risk-Weighted Assets)         $16,368            12.7 %              $5,152               >4%
                                                                                                               -
                 --------------------------------------------------------------------------------------------------
                 Tier 1 Capital
                 (to Average Total Assets)         $16,368             8.8 %              $7,419               >4%
                                                                                                               -
                 --------------------------------------------------------------------------------------------------


         Shareholders equity increased to $19.4 million at December 31, 1997 from $16.8 million in 1996 and $14.3 million in 1995. Bancorp's shareholders average equity, as a percentage of average assets were 10.21% at December 31, 1997, 9.42% at December 31, 1996, and 8.85% at December 31, 1995. The change is primarily the result of equity growth outpacing asset growth.

         In a changing interest rate environment the value of the Bank's available for sale portfolio may be negatively impacted and therefore cause a reduction in reported shareholders equity. Equity grew at 15.51% over the period between December 31, 1996 and December 31, 1997, while assets grew by 4.28% over the same period.

          At December 31, 1997, the Bank had no material commitment for capital expenditures that would negatively impact Bancorp's capital position.

         INVESTMENT PORTFOLIO

                 The following table shows Investments Held to Maturity.

                                                                       In Thousands
                 ----------------------------------------------------------------------------------------------------------------
                                                           Outstanding Balance at December 31,
                 ----------------------------------------------------------------------------------------------------------------
                                                                           1997
                 ----------------------------------------------------------------------------------------------------------------
                                                   Estimated Fair Value              Amortized Cost                % of Portfolio
                 ----------------------------------------------------------------------------------------------------------------
                 ----------------------------------------------------------------------------------------------------------------
                 U.S. Treasury Securities                 $6,036                         $6,000                        12.98%
                 ----------------------------------------------------------------------------------------------------------------
                 Federal Agency Obligations                  500                            482                         1.04%
                 ----------------------------------------------------------------------------------------------------------------
                 Obligations of State and
                 Political Subdivisions                    3,561                          3,501                         7.57%
                 ----------------------------------------------------------------------------------------------------------------
                 TOTAL                                   $10,097                         $9,983                        21.59%
                 ----------------------------------------------------------------------------------------------------------------


                 ----------------------------------------------------------------------------------------------------------------
                                                                       In Thousands
                 ----------------------------------------------------------------------------------------------------------------
                                                           Outstanding Balance at December 31,
                 ----------------------------------------------------------------------------------------------------------------
                                                                           1996
                 ----------------------------------------------------------------------------------------------------------------
                                                   Estimated Fair Value              Amortized Cost                % of Portfolio
                 ----------------------------------------------------------------------------------------------------------------
                 U.S. Treasury Securities                 $10,066                       $10,007                        21.21%
                 ----------------------------------------------------------------------------------------------------------------
                 Federal Agency Obligations                   657                           650                         1.38%
                 ----------------------------------------------------------------------------------------------------------------
                 Obligations of State and
                 Political Subdivisions                     5,042                         5,078                         9.72%
                 ----------------------------------------------------------------------------------------------------------------
                 TOTAL                                    $15,765                       $15,735                        32.31%
                 ----------------------------------------------------------------------------------------------------------------


                                                                         In Thousands
                 ----------------------------------------------------------------------------------------------------------------
                                                             Outstanding Balance at December 31,
                 ----------------------------------------------------------------------------------------------------------------
                                                                           1995
                 ----------------------------------------------------------------------------------------------------------------
                                                   Estimated Fair Value              Amortized Cost                % of Portfolio
                 ----------------------------------------------------------------------------------------------------------------
                 U.S. Treasury Securities                 $21,305                       $20,851                         43.56%
                 ----------------------------------------------------------------------------------------------------------------
                 Federal Agency Obligations                   642                           646                          1.35%
                 ----------------------------------------------------------------------------------------------------------------
                 Obligations of State and
                 Political Subdivisions                     6,870                         6,776                         14.15%
                 ----------------------------------------------------------------------------------------------------------------
                 TOTAL                                    $28,817                       $28,273                         59.06%
                 ----------------------------------------------------------------------------------------------------------------

         The following table sets forth the maturities and weighted average yields of securities held to maturity at December 31, 1997.


                 ----------------------------------------------------------------------------------------------------------------
                                                                      IN THOUSANDS
                 ----------------------------------------------------------------------------------------------------------------
                                                                       After 1 year, but     After 5 years, but
                 ----------------------------------------------------------------------------------------------------------------
                 Amount                           Within 1 year        before 5 years        before 10 years        After 10 years
                 ----------------------------------------------------------------------------------------------------------------
                 U.S. Treasury Securities               $3,966               $2,034                      0                     0
                 ----------------------------------------------------------------------------------------------------------------
                 Federal Agency Obligations                  0                    0                     482                    0
                 ----------------------------------------------------------------------------------------------------------------
                 Obligations of State and
                 Political Subdivisions                  1,442                1,310                     749                    0
                 ----------------------------------------------------------------------------------------------------------------
                 TOTAL                                  $5,408               $3,344                  $1,231                   $0
                 ----------------------------------------------------------------------------------------------------------------

                 Weighted Average Yield*

                 U.S. Treasury Securities                7.47%                6.03%                   0%                     0%
                 ----------------------------------------------------------------------------------------------------------------
                 Federal Agency Obligations                0                    0                    5.06                    0
                 ----------------------------------------------------------------------------------------------------------------
                 Obligations of State and
                 Political Subdivisions                  4.92                 3.67                   4.99                    0
                 ----------------------------------------------------------------------------------------------------------------
                 TOTAL                                   6.79%                4.91%                  5.02%                   0%
                 ----------------------------------------------------------------------------------------------------------------
                 * Yield on tax exempt delegations have not been computed on a tax equivalent basis




         The following tables show Investments Available for Sale.


                 ----------------------------------------------------------------------------------------------------------------
                                                                      In Thousands
                 ----------------------------------------------------------------------------------------------------------------
                                                         Outstanding Balance at December 31,
                 ----------------------------------------------------------------------------------------------------------------
                                                                          1997
                 ----------------------------------------------------------------------------------------------------------------
                                                   Estimated Fair Value              Amortized Cost                % of Portfolio
                 ----------------------------------------------------------------------------------------------------------------
                 U.S. Treasury Securities                 $22,075                       $22,027                        47.73%
                 ----------------------------------------------------------------------------------------------------------------
                 Federal Agency Obligations                13,570                        13,527                        29.35%
                 ----------------------------------------------------------------------------------------------------------------
                 Obligations of State and
                 Political Subdivisions                         0                             0                            0
                 ----------------------------------------------------------------------------------------------------------------
                 Other Securities                             613                           613                         1.33%
                 ----------------------------------------------------------------------------------------------------------------
                 TOTAL                                    $36,258                       $36,167                        78.41%
                 ----------------------------------------------------------------------------------------------------------------

                 ----------------------------------------------------------------------------------------------------------------
                                                                     In Thousands
                 ----------------------------------------------------------------------------------------------------------------
                                                        Outstanding Balance at December 31,
                 ----------------------------------------------------------------------------------------------------------------
                                                                             1996
                 ----------------------------------------------------------------------------------------------------------------
                                                   Estimated Fair Value              Amortized Cost                % of Portfolio
                 ----------------------------------------------------------------------------------------------------------------
                 U.S. Treasury Securities                $23,564                        $23,540                        50.42%
                 ----------------------------------------------------------------------------------------------------------------
                 Federal Agency Obligations                7,535                          7,517                        16.12%
                 ----------------------------------------------------------------------------------------------------------------
                 Obligations of State and
                 Political Subdivisions                        0                              0                            0
                 ----------------------------------------------------------------------------------------------------------------
                 Other Securities                              0                              0                         1.15%
                 ----------------------------------------------------------------------------------------------------------------
                 TOTAL                                   $31,099                        $31,057                        66.54%
                 ----------------------------------------------------------------------------------------------------------------


                 ----------------------------------------------------------------------------------------------------------------
                                                                        In Thousands
                 ----------------------------------------------------------------------------------------------------------------
                                                             Outstanding Balance at December 31,
                 ----------------------------------------------------------------------------------------------------------------
                                                                            1995
                 ----------------------------------------------------------------------------------------------------------------
                                                   Estimated Fair Value              Amortized Cost                % of Portfolio
                 ----------------------------------------------------------------------------------------------------------------
                 U.S. Treasury Securities                $19,100                        $19,086                        39.90%
                 ----------------------------------------------------------------------------------------------------------------
                 Federal Agency Obligations                    0                              0                           0
                 ----------------------------------------------------------------------------------------------------------------
                 Obligations of State and
                 Political Subdivisions                        0                              0                           0
                 ----------------------------------------------------------------------------------------------------------------
                 Other Securities                            499                            499                        1.05%
                 ----------------------------------------------------------------------------------------------------------------
                 TOTAL                                   $19,599                        $19,585                       40.94%
                 ----------------------------------------------------------------------------------------------------------------


         The following table sets forth the maturities, weighted average maturities, and weighted average yields of securities available for sale.


                 ----------------------------------------------------------------------------------------------------------------
                                                                       After 1 year, but     After 5 years, but
                 Amount                            Within 1 year       before 5 years        before 10 years        After 10 years
                 ----------------------------------------------------------------------------------------------------------------
                 U.S. Treasury Securities                $16,500             $5,527                    0                     0
                 ----------------------------------------------------------------------------------------------------------------
                 Federal Agency Obligations                1,999             11,528                    0                     0
                 ----------------------------------------------------------------------------------------------------------------
                 Obligations of State and
                 Political Subdivisions                        0                  0                    0                     0
                 ----------------------------------------------------------------------------------------------------------------
                 Other Securities                              0                613                    0                     0
                 ----------------------------------------------------------------------------------------------------------------
                 TOTAL                                   $18,499            $17,668                    0                     0
                 ----------------------------------------------------------------------------------------------------------------

                                                             Investments Available For Sale
                 ----------------------------------------------------------------------------------------------------------------
                                                                       After 1 year, but     After 5 years, but
                                                  Within 1 Year        before 5 years        before 10 years        After 10 years
                 ----------------------------------------------------------------------------------------------------------------
                 Weighted Average Yield*
                 ----------------------------------------------------------------------------------------------------------------
                 U.S. Treasury Securities                5.80%                5.95%                    0                     0
                 ----------------------------------------------------------------------------------------------------------------
                 Federal Agency Obligations              5.97%                6.17%                    0                     0
                 ----------------------------------------------------------------------------------------------------------------
                 Obligations of State and
                 Political Subdivisions                    0                    0                      0                     0
                 ----------------------------------------------------------------------------------------------------------------
                 Other Securities                        8.52%                  0                      0                     0
                 ----------------------------------------------------------------------------------------------------------------
                 TOTAL                                   6.10%                6.09%                    0                     0
                 ----------------------------------------------------------------------------------------------------------------
                 * Yield information is computed using amortized cost balances and does not give effect to changes in fair value that are reflected as a component of shareholders equity.
                 ----------------------------------------------------------------------------------------------------------------

         LENDING AND CREDIT MANAGEMENT. Interest on loans is the primary source of income for Bancorp. Net loans represented 60.0% of total assets as of December 31, 1997. The Bank works to serve the credit needs of the entire community, however its primary focus for lending is small-to-medium sized businesses, professionals, and individuals for commercial and real estate related financing needs. Substantially all of the Bank's loans are to customers located within the Bank's service areas.

         Although the risk of non-payment always exists, type and level of risk changes with different types of loans. In the Bank's loan portfolio, real estate is frequently used as collateral. The primary source of repayment is the income generated by a business or by an individual, but real estate as collateral provides an additional measure of security. There are risks associated with taking real estate as collateral. The risks are changing property values, changes in property tax laws, and changes in economic conditions.

         Loan risk is mitigated by lending to borrowers with proven credit histories and demonstrated ability to repay. The Bank manages risk in the loan portfolio by following loan policies and underwriting practices designed to result in minimal risk.

         At December 31, the following table sets forth the composition of the Bank's Loan Portfolio by type of loan as of the dates indicated.

------------------------------------------------------------------------------------------------------------------------------
                                                                   In Thousands
------------------------------------------------------------------------------------------------------------------------------
                         1997                    1996                    1995                   1994                 1993
------------------------------------------------------------------------------------------------------------------------------
Type of Loan    Amount         %       Amount         %       Amount            %      Amount         %     Amount          %
------------------------------------------------------------------------------------------------------------------------------
Commercial    $  23,507        20%   $  21,975        19%   $  21,169           21%  $  21,858        24%  $  17,572        23%
------------------------------------------------------------------------------------------------------------------------------
Agriculture      10,992         9%       9,072         8%       8,834            9%      7,742         9%      7,156         9%
------------------------------------------------------------------------------------------------------------------------------
Real Estate
------------------------------------------------------------------------------------------------------------------------------
Construction      5,459         4%       3,865         3%       4,065            4%      2,543         3%      2,228         3%
------------------------------------------------------------------------------------------------------------------------------
  1-4 Family     34,625        28%      34,322        29%      30,993           31%     25,080        28%     25,583        33%
------------------------------------------------------------------------------------------------------------------------------
Other            42,142        35%      40,300        35%      31,833           32%     25,317        28%     15,657        21%
------------------------------------------------------------------------------------------------------------------------------
Other              --        --           --        --            105         --             9      --           153         1%
------------------------------------------------------------------------------------------------------------------------------
Consumer          5,423         4%       6,861         6%       5,240            4%      8,187         8%      8,163        10%
------------------------------------------------------------------------------------------------------------------------------
TOTAL LOANS   $ 122,148              $ 116,395              $ 102,239                $  90,736             $  76,512
------------------------------------------------------------------------------------------------------------------------------
Less
Deferred
Loan Fees          (678)                  (709)                  (628)                    (496)                 (351)
------------------------------------------------------------------------------------------------------------------------------
Less
Allowance
for Loan
Loss
Reserve          (1,201)                (1,038)                  (896)                    (844)                 (779)
------------------------------------------------------------------------------------------------------------------------------
NET LOANS     $ 120,269       100%   $ 114,648       100%   $ 100,715          100%  $  89,396       100%  $  75,382       100%
------------------------------------------------------------------------------------------------------------------------------

         Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans deemed to be uncollectable, or when the principal or interest payment becomes 90 days past due. At December 31, 1997, the Bank had loans totaling $438,000 that were 90 days or more past due and still accruing interest because in management's judgement all of the principal and accrued interest was deemed imminently collectable and not subject to loss.

         The following table shows the contractual maturity of the Bank's gross loans at December 31, 1997. Loans having no stated schedule of repayments and no stated maturity, demand loans, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, deferred loan fees and discounts and allowance for losses on loans. The table does not reflect any estimate of prepayments, which significantly shorten the average life of all loans and may cause the Bank's actual repayment experience to differ from that shown below.

------------------------------------------------------------------------------------------
                                                 In Thousands
------------------------------------------------------------------------------------------
                                      After 1 year, but  After 5 years, but
                        Within 1 year   before 5 years   before 10 years    After 10 years
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
Commercial                 $ 8,596          $ 7,652          $ 1,012          $ 6,134
------------------------------------------------------------------------------------------
Agriculture                $ 8,384          $ 2,315          $   293                0
------------------------------------------------------------------------------------------
Real Estate
     Construction          $ 5,459                0                0                0
------------------------------------------------------------------------------------------
     1-4 Family            $ 3,176          $ 1,997          $ 2,946          $26,133
------------------------------------------------------------------------------------------
     Other                 $ 2,583          $ 4,860          $ 2,240          $32,459
------------------------------------------------------------------------------------------
Consumer                   $   745          $ 3,473          $   693          $   319
------------------------------------------------------------------------------------------
TOTAL                      $28,943          $20,297          $ 7,185          $65,045
------------------------------------------------------------------------------------------




         The following table sets forth the dollar amount of all loans due one year or more after December 31, 1997, which have fixed interest rates and have floating or adjustable interest rates.

            ----------------------------------------------------------------------
                                                             In Thousands
            ----------------------------------------------------------------------
                                   Fixed Rates        Floating or Adjustable Rates
            ----------------------------------------------------------------------
            Commercial                 $ 7,317                             $ 7,481
            ----------------------------------------------------------------------
            Agriculture                $   950                             $ 1,659
            ----------------------------------------------------------------------
            Real Estate
                 Construction          $     0                             $     0
            ----------------------------------------------------------------------
                 1-4 Family            $13,586                             $17,490
            ----------------------------------------------------------------------
                 Other                 $13,709                             $25,850
            ----------------------------------------------------------------------
            Consumer                   $ 4,290                             $   195
            ----------------------------------------------------------------------
            TOTAL                      $39,852                             $52,675
            ----------------------------------------------------------------------


RESERVE FOR POSSIBLE LOAN LOSSES AND PROVISION.

         The provision for loan losses charged to operating expense is based on the Bank's loan loss experience and certain other factors determined by management that deserve recognition in estimating loan losses. Management monitors the loan portfolio to ensure that the reserve for possible loan losses is adequate to cover outstanding loans.

         It is Bank policy that once each quarter, (in January, April, July, and October) Bank management makes recommendations to the Board regarding the adequacy of the Bank's loan loss reserves and the amount of the provision that should be charged against earnings for the next three months. The Board then makes a decision regarding these amounts and these decisions are communicated to the Banks' Lending Officers.

         When determining loan reserve amounts the Board is given information divided into the following categories.

     1. Specific. Specific reserves are for loans graded substandard or doubtful to cover the amount of exposure the Bank has calculated for each loan.

     2. General. For all loans graded higher than substandard or doubtful, the Bank uses estimates based on its previous experience for each category of loans.

     3. Special. From time to time special reserves will be established to facilitate a change in bank strategy. This happens only when the Bank intentionally embarks on a strategy that has more than a normal amount of credit risk associated with it. Special allocations are also made to cover suspected shortfalls in other real estate owned (OREO) or to establish a reserve for some other form of special asset.

     4. Unallocated. The Board may from time to time increase the loan loss reserve to an amount that is larger than is needed to meet specific, general, and special reserves requirements. The Board does this by adding unallocated reserves. The Board does this when it is uncomfortable with the amount of the calculated allocation, when it foresees an economic downturn, or it otherwise sees a need for additional reserves.

         Management also uses a loan grading system wherein officers grade each of their Commercial loans at inception, annually thereafter when financial statements are received if the loan has an annual maturity, and at other times when there is an indication that a credit may have weakened or improved. It is the responsibility of the loan review officer to ensure the integrity of the loan grading system.

         Loans graded substandard or doubtful, either by the Bank or by a regulator, receive special attention in the analysis and specific reserve amounts are set aside for each loan based upon the total principal dollar amount of the loan. Specific reserves for doubtful and substandard loans are 50% and 25%, respectively. Estimated loss percentages are used for all other loans by type as follows: installment (consumer loans to individual) .57%, real estate mortgage loans .23%, and all other loans (general) .55%. These loss percentage factors establish the required reserve amount by multiplying the factor times the total of loans in each category.

         As of December 31, 1997, the Bank held in its reserve for possible loan losses a total of $1.2 million.

         The following table presents the relationship of the reserve for possible loan loss to the loan portfolio as of December 31, 1997, 1996, 1995, 1994, and 1993.


------------------------------------------------------------------------------------------------------------------------------
                                                          (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------
                                                     BALANCE AT END OF PERIOD:
------------------------------------------------------------------------------------------------------------------------------
                             1997                  1996                 1995                 1994                  1993
------------------------------------------------------------------------------------------------------------------------------
                   $ Amount      % of     $ Amount     % of    $ Amount     % of    $ Amount     % of      $ Amount    % of
                                 Loans                 Loans                Loans                Loans                 Loans
                                  to                     to                   to                   to                    to
                                 Total                 Total                Total                Total                 Total
                                 Loans                 Loans                Loans                Loans                 Loans
------------------------------------------------------------------------------------------------------------------------------
DOMESTIC:
------------------------------------------------------------------------------------------------------------------------------
    Commercial,
Financial, &
    Agricultural        403        28%       216        27%       207        29%       211        33%       202        32%
------------------------------------------------------------------------------------------------------------------------------
    Real Estate -
    Construction         27         5%        89         3%        94         4%        58         3%        51         3%
------------------------------------------------------------------------------------------------------------------------------
    Real Estate -
    Mortgage            107        63%       170        64%       143        62%       115        55%        94        54%
------------------------------------------------------------------------------------------------------------------------------
    Installment
Loans to
Individuals              46         4%        39         6%        30         5%        46         9%        46        11%
------------------------------------------------------------------------------------------------------------------------------
UNALLOCATED             618       N/A        524       N/A        422       N/A        414       N/A        386       N/A
------------------------------------------------------------------------------------------------------------------------------
Total Allowance
for Possible Loan
Losses                1,201       100%     1,038       100%       896       100%       844       100%       779       100%
------------------------------------------------------------------------------------------------------------------------------

         The total reserve for possible loan losses represents the Boards' opinion at December 31, of each year as to an amount that would meet the Bank's needs in the event of an economic downturn or unforeseen event.

         It is the opinion of the management that the total reserve for possible loan loss at December 31, 1997 was adequate to meet the policy portfolio requirements of the Bank. Total allowance represented .99% of total loans at that date.

         The following table summarizes transactions in the reserve for possible loan losses and details the charge-offs, recoveries, and net loan losses by loan category for the last five years.


-----------------------------------------------------------------------------------------------------
                                                             IN THOUSANDS
-----------------------------------------------------------------------------------------------------
                                     1997          1996           1995           1994           1993
-----------------------------------------------------------------------------------------------------
ALLOWANCE AT BEGINNING OF
PERIOD:                            $1,038         $  896         $  844         $  779         $  800
-----------------------------------------------------------------------------------------------------
Provision for Possible Loan
Losses                                165            134            100             72             40
-----------------------------------------------------------------------------------------------------
CHARGE-OFFS:
Commercial                              0              0             44              0             60
-----------------------------------------------------------------------------------------------------
Agriculture                             0              0              0              0              0
-----------------------------------------------------------------------------------------------------
Real Estate                             0              0              0              0              0
-----------------------------------------------------------------------------------------------------
    Construction                        0              0              0              0              0
-----------------------------------------------------------------------------------------------------
    1-4 Family                          0              0              0              0              0
-----------------------------------------------------------------------------------------------------
    Other                               0              0              0              0              0
-----------------------------------------------------------------------------------------------------
Consumer                                2              8             10              7              5
-----------------------------------------------------------------------------------------------------
TOTAL CHARGE-OFFS:                 $    2         $    8         $   53         $    7         $   65
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
RECOVERIES:
-----------------------------------------------------------------------------------------------------
Commercial                              0             16              5              0              4
-----------------------------------------------------------------------------------------------------
Agriculture                             0              0              0              0              0
-----------------------------------------------------------------------------------------------------
Real Estate                             0              0              0              0              0
-----------------------------------------------------------------------------------------------------
    Construction                        0              0              0              0              0
-----------------------------------------------------------------------------------------------------
    1-4 Family                          0              0              0              0              0
-----------------------------------------------------------------------------------------------------
     Other                              0              0              0              0              0
-----------------------------------------------------------------------------------------------------
Consumer                                0              0              0              0              0
-----------------------------------------------------------------------------------------------------
TOTAL RECOVERIES                   $    0         $   16         $    5         $    0         $    4
-----------------------------------------------------------------------------------------------------
NET RECOVERIES (CHARGE-OFFS)          (2)             8            (48)            (7)           (61)
-----------------------------------------------------------------------------------------------------
BALANCE AT
END OF PERIOD                      $1,201         $1,038         $  896         $  844         $  779
-----------------------------------------------------------------------------------------------------
RATIO OF NET CHARGE-OFFS TO
AVG. LOANS OUTSTANDING                .00%           .00%           .05%           .01%           .08%
-----------------------------------------------------------------------------------------------------

         In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and in October 1996 issued SFAS No. 118," "Accounting by Creditors for Impairment of a Loan -- Income Recognition Disclosures, an amendment to SFAS No. 114." The Bank measures impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. The Bank excludes loans that are currently measured at fair value or at lower of cost or fair value, and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment. At December 31, 1997 and 1996, the Bank had no material impaired loans.

YEAR 2000 ISSUES.

         Bancorp has adopted a year 2000 management plan to ensure that its data processing, communications and other systems will not be adversely impacted by issues surrounding passing into the year 2000. The plan is divided into four phases: awareness, assessment, testing, and implementation. Bancorp has completed the awareness phase. In this phase, potential impacts on the Company are identified. This includes addressing each software and hardware system as well as potential effects on the Bancorp's vendors and larger customers, especially those who borrow money from the Bank.

         The assessment phase has also been completed. This includes evaluating all hardware and software and hardware systems and categorizing the perceived risk into a prioritization of risk. Risk is prioritized into those applications critical to the mission of Bancorp and the Bank, and those that are not.

         Management is in the process of working through the testing phase of the year 2000 plan. First with the mission critical applications and then the non-mission critical applications. The Bank's main data processing hardware and software were not developed by Bancorp or the Bank, but were purchased from national vendors to the financial services industry. Management is working closely with these vendors to test critical applications and see that support and maintenance systems are in place.

         Bancorp anticipates that costs associated with assuring maximum compliance with the year 2000 plan implementation will not be material.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK.

         Bancorp's results of operations are largely dependent upon its ability to manage interest rate risk. Management considers interest rate risk to be a significant element of market risk that could have a material effect on Bancorp's financial conditions and results of operations. Bancorp does not currently use derivatives to manage market risk and interest rate risk.

         Historically, Bancorp has managed its maturities between assets and liabilities to be substantially "balanced." Currently there is a small amount of mismatching so that the total position is slightly asset sensitive. The Bank's deposit rates do not change as much as asset rates when rates change. If rates change rapidly the change will be greater than if they change slowly. These assumptions regarding rate changes also assume no changes in customer behavior.

         It is currently Bancorp's goal to extend slightly the maturities of certain investment portfolio instruments and allow loan administration to approve some new moderate-term (3 to 5 years) fixed-rate business loans. This will reverse the mismatch between assets and liability maturities and bring Bancorp into a more "balanced" position thus, substantially eliminating the current interest rate risk position.

         In addition to moderate-term fixed-rate business loans and investments, Bancorp uses a number of additional strategies to minimize the negative impact on net income during significant changes in interest rates. They include origination of moderate term fixed-rate consumer loans, purchase of fixed-rate non-collable treasury securities, and growth in non-interest bearing demand accounts.

         The following table sets forth the balances of Bancorp's financial instruments at December 31, 1997. The expected maturities take into consideration no estimated principal prepayments for loans and securities. Principal prepayments are the amounts of principal reduction over and above the normal amortization. Financial instruments are expected to mature on their respective maturity dates. Although some instruments are amortized over longer periods, such as 180 months, most have 36, 60 or 84 months "call" provisions, which allows the Bank to renegotiate the interest rate. This use of interest rate "call" provisions in long-term instruments act to reduce exposure to interest rate risk. The amortization period for principal reduction usually remains unchanged when the instrument is "called" for interest rate renegotiation.

         The expected maturities for financial liabilities with no stated maturity reflect assumptions based on historical and estimated future roll-off rates. The roll-off rates for non-interest bearing deposits, interest-bearing checking accounts, money market accounts, and savings accounts are 14 percent, 20 percent, 20 percent and 20 percent, respectively. The weighted average interest rates for financial instruments presented are actual as of December 31, 1997.

         The estimated fair value amounts have been determined by Bancorp using available market information and appropriate valuation methodologies. However, considerable judgement is necessary to interpret market data in the development of the estimates of fair value amounts. Accordingly, the estimates presented herein are not necessarily indicative of the amounts Bancorp could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying value of cash and cash equivalents and accrued interest receivable is a reasonable estimate of the fair value for such financial assets. The fair values of securities available for sale, and securities held to maturity are based on quoted market rates and dealer quotes. The fair value of fixed-rate loans is based on quoted market rates for similar loans. The fair value for adjustable rate loans is based on discounted cash flows, using estimated interest rates currently offered for loans of similar characteristics. The fair value of deposits with no stated maturity, such as checking accounts, money market accounts and savings accounts, is equal to the amount payable on demand as of December 31, 1997. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using a discount rate based on the current average rate for deposits of like maturities of other local institutions. The fair value of FHLB advances and securities sold under agreements to repurchase are estimated to be the rate offered on similar borrowings with similar maturities as of December 31, 1997, which approximates the carrying value. The fair value estimates presented are based on information available as of December 31, 1997.

The following table sets forth the balances Bancorp's financial instruments at the expected maturity dates as well as the fair value of those financial instruments at December 31, 1997.


Year ended December 31, 1997
$ in thousands                                EXPECTED MATURITY
                                           1998       1999      2000       2001       2002      Thereafter     Total Fair Value
FINANCIAL ASSETS

Cash and due from banks                   $ 9,268                                                            $ 9,268  $ 9,268
Interest-bearing deposits at other banks  $15,299                                                            $15,299  $15,299
  Weighted average interest rate          5.35%
Federal funds sold
   Fixed rate                             $ 2,800                                                            $ 2,800  $ 2,800
   Weighted average interest rate            5.13%
Securities available for sale                                                                                $     -
   Fixed rate                             $18,523    $13,061   $     -     $    -     $4,674     $     -     $36,258  $36,258
   Weighted average interest rate            6.10%      6.01%     0.00%      0.00%      6.32%       0.00%
Securities held to maturity
   Fixed rate                             $ 5,408    $ 2,624   $   455     $  120     $  145     $ 1,231     $ 9,983  $10,097
   Weighted average interest rate            6.79%      6.14%     4.93%      4.60%      5.00%       5.02%
Loans receivable, net                                                                                        $     -
   Fixed rate                             $10,566    $ 2,034   $ 3,059     $6,408     $3,989     $21,375     $47,431  $47,399
   Weighted average interest rate            9.75%      9.55%     9.95%      9.81%     10.04%       9.22%
   Adjustable rate                        $18,377    $   553   $   639     $1,645     $1,767     $49,857     $72,838  $72,838
   Weighted average interest rate           10.21%     10.44%    10.21%     10.10%      9.24%       9.28%

FINANCIAL LIABILITIES

Non-interest bearing deposits             $ 4,996    $ 4,297   $ 3,695     $3,178     $2,733     $16,784     $35,683  $35,683
Interest bearing checking accounts        $ 6,076    $ 4,861   $ 3,889     $3,111     $2,489     $ 9,952     $30,378  $30,378
    Weighted average interest rate           1.75%      1.75%     1.75%      1.75%      1.75%       1.75%
Money market accounts                     $ 4,932    $ 3,946   $ 3,157     $2,526     $2,021     $ 8,078     $24,660  $24,660
    Weighted average interest rate           2.75%      2.75%     2.75%      2.75%      2.75%       2.75%
Savings accounts                          $ 3,105    $ 2,484   $ 1,987     $1,590     $1,272     $ 5,086     $15,524  $15,524
    Weighted average interest rate           2.78%      2.78%     2.78%      2.78%      2.78%       2.78%
Certificates of deposit
    Fixed rate                            $45,020    $ 5,575   $ 2,070     $  504     $ 1,064    $    30    $54,263  $54,357
    Weighted average interest rate           5.35%      5.44%     5.70%      5.82%      6.00%       5.75%
    Adjustable rate                       $   769    $   413    $   --     $   --     $   10     $    --     $ 1,192  $ 1,052
    Weighted average interest rate           5.12%      5.13%     0.00%      0.00%      5.75%       0.00%
Repurchase Agreements
    Fixed rate                            $14,086                                                            $14,086  $14,086
    Weighted average interest rate           3.28%
Treasury Tax and Loan
    Fixed rate                            $ 2,814                                                            $ 2,814  $ 2,814
    Weighted average interest rate            4.5%


         While the table presented on the previous page helps provide some information about Bancorp's interest sensitivity, it does not predict the trends of future earnings. For this reason, Bancorp uses financial modeling to forecast earnings under different interest rate projections. While this modeling is helpful in managing interest rate risk, it does require significant assumptions for the projection of liability funding sources that may prove to be inaccurate.

         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the pages indicated:

                                                                                              Pages
                                                                                              -----
         Report of Independent Certified Public Accountants . . . . . . . . . . . . . . . .   41

         Consolidated Statements of Condition . . . . . . . . . . . . . . . . . . . . . . .   42

         Consolidated Statements of Income  . . . . . . . . . . . . . . . . . . . . . . . .   43

         Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . .   44

         Consolidated Statements of Changes in Shareholders' Equity . . . . . . . . . . . .   46

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . .   47

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Citizens Bancorp and Subsidiary (Citizens Bank)
Corvallis, Oregon

We have audited the accompanying consolidated balance sheets of Citizens Bancorp and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income and changes in shareholders' equity for each of the three years in the period ended December 31, 1997, and the consolidated statements of cash flows for the years ended December 31, 1997 and 1996 and 1995. These consolidated financial statements are the responsibility of the Citizens Bancorp management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Bancorp and subsidiary as of December 31, 1997 and 1996 and 1995 and the results of its operations for each of the three years in the period ended December 31, 1997, and its cash flows for the years ended December 31, 1997 and 1996 and 1995, in conformity with generally accepted accounting principles.


/s/ DAVE CHRISTENSEN
Dave Christensen
Certified Public Accountant
Portland, Oregon
February 27, 1998

                         CITIZENS BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF CONDITION
                           DECEMBER 31, 1997 AND 1996

------------------------------------------------------------------------------------------
 ASSETS:                                                       1997               1996
------------------------------------------------------------------------------------------
Cash and Due from Banks (Note 21)                          $  9,268,406       $  8,415,515
Interest-Bearing Deposits at Banks                           15,299,483         16,380,480
Investment Securities (Notes 1 and 2 )
  U.S. Treasury & U.S. Agencies Securities                   41,646,142         44,013,602
  States and Political Subdivisions                           4,595,811          2,820,062
------------------------------------------------------------------------------------------
           TOTAL INVESTMENT SECURITIES                     $ 46,241,953       $ 46,833,664

Federal Funds Sold                                            2,800,000               --
Loans, Net (Notes 1, 3 and 16)                              120,268,770        114,647,608
Premises and Equipment, Net (Note 4)                          2,755,773          2,567,489
Other Real Estate Owned (Note 1)                                239,852             59,303
Core Deposit Intangible                                         310,000            350,000
Other Assets                                                  2,933,221          2,632,751
------------------------------------------------------------------------------------------
           TOTAL ASSETS (NOTE 15)                          $200,117,458       $191,886,810
==========================================================================================

------------------------------------------------------------------------------------------
LIABILITIES:
------------------------------------------------------------------------------------------
Demand Deposits                                              35,682,828         43,874,759
Savings Deposits                                             70,562,032         66,551,764
Time Deposits (Note 5 and 16)                                55,455,119         51,407,640
------------------------------------------------------------------------------------------
           TOTAL DEPOSITS                                  $161,699,979       $161,834,163

Repurchase Agreements (Note 10)                              14,085,719         10,040,409
Treasury Tax and Loan                                         2,814,167          1,581,686
Other Liabilities                                             2,106,549          1,625,918
------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                $180,706,414       $175,082,176
==========================================================================================

------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
------------------------------------------------------------------------------------------
Common Stock, No Par Value,
            5,000,000 Shares Authorized, 1,922,321
            Issued and  Outstanding at December 31,
           1997 and 1,798,397 Issued and Outstanding
            at December 31, 1996 (Note 12)                    9,245,450          8,991,984
Surplus                                                       4,715,331          4,349,051
Undivided Profits                                             5,387,946          3,435,685
Unrealized Gain/Loss on Securities (Note 16)                     62,317             27,914
------------------------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' EQUITY (NOTE 15)             $ 19,411,044       $ 16,804,634

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $200,117,458       $191,886,810
==========================================================================================



The accompanying notes are an integral part of these statements.

                        CITIZENS BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

------------------------------------------------------------------------------------------------
INTEREST INCOME:                                     1997              1996              1995
------------------------------------------------------------------------------------------------
Interest and Fees on Loans (Note 1)              $12,249,564       $10,849,524       $ 9,732,617
Interest on Investments                            2,603,729         2,615,212         2,744,756
Interest on Federal Funds Sold                         8,043             9,495             5,762
Interest on Other Deposits                           549,038           454,632           248,990
------------------------------------------------------------------------------------------------
     TOTAL INTEREST INCOME                       $15,410,374       $13,928,863       $12,732,125

INTEREST EXPENSE:
------------------------------------------------------------------------------------------------
Interest on Deposits                               4,775,237         4,595,699         4,324,320
Interest on Other Borrowings                         511,445           438,226           400,932
------------------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                       $ 5,286,682       $ 5,033,925       $ 4,725,252

NET INTEREST INCOME                              $10,123,692       $ 8,894,938       $ 8,006,873
================================================================================================

PROVISION FOR POSSIBLE LOAN
        LOSSES (Notes 1 and 3)                       165,000           134,500           100,000
------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
FOR POSSIBLE LOAN LOSSES                         $ 9,958,692       $ 8,760,438       $ 7,906,873
------------------------------------------------------------------------------------------------
OTHER OPERATING INCOME:
------------------------------------------------------------------------------------------------
Service Charges on Deposit Accounts                  819,585           691,359           654,165
Gains on Sales of Securities                             938            11,852             4,041
Other Operating Income                             1,036,898           865,844           845,371
------------------------------------------------------------------------------------------------
         TOTAL OTHER OPERATING INCOME            $ 1,857,421       $ 1,569,055       $ 1,503,577

OTHER OPERATING EXPENSE:
------------------------------------------------------------------------------------------------
Salaries & Employee Benefits (Notes 1 & 6)         3,413,295         2,976,150         2,694,618
Net Occupancy Expense                                982,003           939,985           813,603
Other Operating Expenses  (Note 14)                2,056,261         1,615,220         1,703,929
------------------------------------------------------------------------------------------------
       TOTAL OTHER OPERATING EXPENSE             $ 6,451,559       $ 5,531,355       $ 5,212,150

INCOME BEFORE INCOME TAXES                       $ 5,364,554       $ 4,798,138       $ 4,198,300
================================================================================================
PROVISION FOR INCOME TAXES (Note 8)              $ 2,023,000       $ 1,659,672       $ 1,538,922
------------------------------------------------------------------------------------------------
NET INCOME                                       $ 3,341,554       $ 3,138,466       $ 2,659,378
================================================================================================
EARNINGS PER COMMON SHARE (Note 11)
------------------------------------------------------------------------------------------------
Income Before Extraordinary Items                $      1.73       $      1.66       $      1.44
Extraordinary Items                                     --                --                --
NET INCOME                                       $      1.73       $      1.66       $      1.44

================================================================================================
AVERAGE COMMON SHARES OUTSTANDING                  1,992,321         1,888,289         1,849,573
================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

CITIZENS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


--------------------------------------------------------------------------------------------------------------
(IN THOUSANDS) (NOTE 1)
CASH FLOWS FROM OPERATING ACTIVITIES:                                   1997            1996            1995
--------------------------------------------------------------------------------------------------------------
Interest and fees received                                            $ 15,357        $ 14,168        $ 12,371
Service charges and other income                                         1,857           1,569           1,504
Interest paid                                                           (5,304)         (5,037)         (4,713)
Cash paid to bank suppliers and staff                                   (7,356)         (5,167)         (5,139)
Income taxes paid                                                       (2,195)         (1,792)         (1,539)
--------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                          2,359           3,741           2,484

--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
--------------------------------------------------------------------------------------------------------------
Purchases of available-for-sale securities                             (24,337)        (21,391)        (10,198)
Proceeds from sale of available-for-sale securities                      2,000           3,000           2,000
Proceeds from maturity of available-for-sale securities                 21,000           9,000            --
Purchases of held to maturity securities                                  (449)           (201)         (9,556)
Proceeds from maturities of held-to-maturity securities                  6,205          10,435          17,080
Proceeds from sale of held to maturity securities                         --             3,053            --
Net increase in loans                                                   (5,755)        (14,536)        (11,263)
Proceeds from sale of fixed assets                                       --                14             288
Capital expenditures                                                       (46)            (54)           (121)
Other                                                                   (3,899)           --              --
Net decrease in interest-bearing deposits                                1,081            --              --
Net (Increase) in Federal Funds                                         (2,800)           --              --
(Increase)/decrease Other Real Estate owned                               (181)           --               455
Purchases of Certificates of Deposit                                      --           (10,500)           --
--------------------------------------------------------------------------------------------------------------
       NET CASH USED IN INVESTING ACTIVITIES                            (7,181)        (21,180)        (11,315)

--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
--------------------------------------------------------------------------------------------------------------
Net increase/(decrease) in demand deposits and savings accounts         (4,182)         21,705            (817)
Net increase in time deposits and repurchase agreements                  8,093           3,584           6,705
Increase in treasury tax and loan note                                   1,233             986            (849)
Fed Funds Sold and Other                                                  --               302             197
Dividends paid (declared in prior year)                                 (1,079)         (1,057)           (865)
Dividends reinvested in stock                                              528             458             375
Other                                                                     --                30            (567)
--------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                         4,593          26,008           4,179

       NET INCREASE OR (DECREASE)  IN CASH AND CASH EQUIVALENTS           (229)          8,569          (4,652)
--------------------------------------------------------------------------------------------------------------
Cash/cash equivalents at beginning of year                              24,796          16,227          20,879
Cash/cash equivalents at end of year                                    24,567          24,796          16,227
==============================================================================================================

CITIZENS BANCORP AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS
(CONTINUED) (IN THOUSANDS)

Reconciliation of net income to net cash provided by operating activities:


                                                        1997            1996           1995
-------------------------------------------------------------------------------------------
NET INCOME                                            $ 3,342          3,138          2,659
-------------------------------------------------------------------------------------------

Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                        347            420            290
     Provision for possible loan losses                   165            135            100
     (Increase)/decrease in interest receivable           (53)           239           (361)
     Increase/(decrease) in other liabilities            (841)           142            153
     (Increase)/decrease in other assets                 (601)          (333)          (357)
-------------------------------------------------------------------------------------------
TOTAL ADJUSTMENTS                                        (983)           603           (176)

NET CASH PROVIDED BY OPERATING ACTIVITIES             $ 2,359        $ 3,741          2,484
===========================================================================================


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                         CITIZENS BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                            UNREALIZED
                                                                                               GAIN
                                                  COMMON                      UNDIVIDED      (LOSS ON)
                                                  STOCK        SURPLUS         PROFITS      SECURITIES       TOTAL
----------------------------------------------------------------------------------------------------------------------
BALANCE,
        DECEMBER 31, 1994                     $  3,602,494   $  5,005,903   $  3,673,778   $     (7,825)  $ 12,274,350
----------------------------------------------------------------------------------------------------------------------
Net Income for 1995                                   --             --        2,659,378           --        2,659,378
Cash Dividend Reinvestment (Note 7)
($27.87 Per Share)                                  67,293        307,802           --             --          375,095
Transfer from Undivided Profits to Surplus            --          900,000       (900,000)          --             --
Stock Split (1 for 5)
 (Note 12)                                         733,958       (733,958)          --             --             --
Unrealized Gain/Loss on Securities                    --             --             --           17,171         17,171
Cash dividend ($0.60 Per Share) (Note 12)             --             --       (1,056,899)          --       (1,056,899)
----------------------------------------------------------------------------------------------------------------------
BALANCE,
        DECEMBER 31, 1995                     $  4,403,745   $  5,479,747   $  4,376,257   $      9,346   $ 14,269,095
----------------------------------------------------------------------------------------------------------------------
Net Income for 1996 (Note 20)                         --             --        3,138,466           --        3,138,466
Cash Dividend Reinvestment
(Note  7) ($ 24.80 Per Share)                       92,247        365,296           --             --          457,543
Transfer from Undivided Profits to Surplus            --        3,000,000     (3,000,000)          --             --
Stock Split (2- for-1) (Note 12)                 4,495,992     (4,495,992)          --             --             --
Unrealized Gain/Loss on Securities                    --             --                          18,568         18,568
Cash dividend ($0.60 Per Share) (Note 12)             --             --       (1,079,038)          --       (1,079,038)
----------------------------------------------------------------------------------------------------------------------
BALANCE,
        DECEMBER 31, 1996                     $  8,991,984   $  4,349,051   $  3,435,685   $     27,914   $ 16,804,634
----------------------------------------------------------------------------------------------------------------------
Net Income for 1997                                   --             --        3,341,554           --        3,341,554
Cash Dividend Reinvestment (Note 7)
 ($ 16.31 Per Share)                               161,927        366,280           --             --          528,207
Prior Percent Adjustment (Note 20)                    --             --            9,424           --            9,424
5% Stock Dividend (Note 12)                         91,539           --          (91,539)          --             --
Unrealized Gain/Loss on Securities                    --             --             --           34,403         34,403
Cash dividend ($0.68 Per Share) (Note 12)             --             --       (1,307,178)          --       (1,307,178)
----------------------------------------------------------------------------------------------------------------------
BALANCE,
        DECEMBER 31, 1997                     $  9,245,450   $  4,715,331   $  5,387,946   $     62,317   $ 19,411,044
======================================================================================================================


The accompanying notes are an integral part of these statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of Citizens Bancorp and subsidiary (Citizens Bank) conform with generally accepted accounting principles. The following is a description of significant policies.

NATURE OF OPERATIONS

The company provides a variety of financial services to individuals and corporate customers in Lane, Linn, and Benton Counties in Oregon.

FORMATION AND COMBINATION OF CITIZENS BANCORP AND CITIZENS BANK

Citizens Bancorp was incorporated on September 18, 1996, and became the parent holding company of Citizens Bank through a pooling-of-interests merger and a one-for-one stock exchange. The effective date of the merger was July 1, 1997. As a result of the merger, Citizens Bancorp acquired 100% of the common stock of Citizens Bank, and the shareholders of the Citizens Bank became shareholders of Citizens Bancorp.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Citizens Bancorp and its wholly owned subsidiary, Citizens Bank. All material intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of foreclosed real estate. In connection with the determination of the estimated losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

A majority of the Company's loan portfolio consist of single-family residential loans and commercial loans secured by real estate in the Lane, Linn and Benton County areas. Real estate prices in this market are stable at this time. The ultimate collectibility of a substantial portion of the Company's loan portfolio may be susceptible to change in local market conditions in the future.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Company to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

                             Investment Securities

The Company accounts for its investment securities using Financial Accounting Standards Board Statement SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Under the standard, investment securities are classified as either available for sale or held to maturity. Available for sale securities are carried at fair value with unrealized gains and losses, net of any tax effect, added to or deducted directly from stockholders' equity. Held to maturity securities are carried at amortized cost.

                           Loans and Loan Fee Income

Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily principal amounts outstanding. Loan fee income is recognized net of costs over the life of the loan. The direct incremental costs are not reduced or amortized over the life of the loan as the amounts are not considered material to the financial statements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral considered necessary to secure the loan is based on the amount of the loan and management's credit evaluation of the customer. Collateral may include accounts receivable, inventory, property, plant and equipment, real estate, marketable securities and other income producing property. The loans are generally expected to be repaid from the income and cash flow of the customer or from the sale of selected assets of the customer.

                        Reserve for Possible Loan Losses

The reserve for possible loan losses is based upon management's periodic analysis of the loan portfolio, evaluation of current economic conditions, and other pertinent factors. Ultimate losses may vary from the current estimates and, as additions to the reserve become necessary, are reported in earnings in the period in which they become known. Losses are charged and recoveries are credited to the reserve.

                            Other Real Estate Owned

Other real estate owned, which represents real estate acquired through foreclosure, is stated at the lower of the carrying value of the loan or the estimated fair market value of the related real estate. Loan balances in excess of the fair market values of the real estate at the date of acquisition are charges against the allowance for loan losses. Any subsequent operating expenses or income and gains or losses on sales of such properties are charged to current operations.

                            Statement of Cash Flows

The company considers all cash, amounts due from depository institutions and interest-bearing deposits in other banks to be cash equivalents for purposes of the statements of cash flows.

                                Reclassifications

Certain amounts in 1996 and 1995 have been reclassified to conform with the 1997 financial statement presentation.

2.   INVESTMENT SECURITIES:
The book value and approximate market value of securities, and the unrealized gains and losses on these securities were as follows (in thousands):

                                                          AVAILABLE-FOR-SALE
                                               ---------------------------------------
                                                BOOK          MARKET       UNREALIZED      UNREALIZED
                                                VALUE         VALUE           GAIN            LOSS
                                               ----------------------------------------------------
DECEMBER 31,1997
U.S. Treasury & U.S. Agency Securities         35,554         35,645             97              (6)
States & Political Subdivisions                   613            613           --              --
                                               ----------------------------------------------------
                                               36,167         36,258             97              (6)
                                               ====================================================



                                                          AVAILABLE-FOR-SALE
                                            ------------------------------------------------
                                             BOOK          MARKET     UNREALIZED  UNREALIZED
                                             VALUE          VALUE         GAIN       LOSS
                                            ------------------------------------------------
DECEMBER 31, 1996
U.S. Treasury & U.S. Agency Securities         31,057         31,099         41         --
  States & Political Subdivisions                --             --           --         --
                                             ------------------------------------------------
                                               31,057         31,099         41         --
                                             ================================================


                                                --------------------------------------------------
                                                    HELD-TO-MATURITY
                                                --------------------------------------------------
                                                BOOK          MARKET       UNREALIZED   UNREALIZED
                                                VALUE          VALUE          GAIN        LOSS
                                                --------------------------------------------------
DECEMBER 31, 1997
U.S. Treasury & U.S. Agency Securities          6,000          6,036             36         --
States & Political Subdivisions                 3,983          4,061             78         --
                                                --------------------------------------------------
                                                9,983         10,097            114         --
                                                ==================================================


                                               -------------------------------------------------------
                                                       HELD-T-TO-MATURITY
                                               -------------------------------------------------------
                                                BOOK         MARKET        UNREALIZED       UNREALIZED
                                               VALUE          VALUE           GAIN             LOSS
                                               -------------------------------------------------------
DECEMBER 31, 1996
U.S. Treasury & U.S. Agency Securities         10,007         10,066             59            --
States & Political  Subdivisions                5,728          5,699           --               (29)
                                               ----------------------------------------------------
                                               15,735         15,765             59             (29)
                                               ====================================================

           As of December 31, 1997 and 1996, securities carried at $28,738,000 (Market value $28,843,960) and approximately $31,865,967 (Market value $32,029,905), respectively, were pledged to secure public funds on deposit and for other purposes required by law.

     The book value and approximate market value of securities summarized by their maturity dates were as follows (in thousands):

                                                               DATES OF MATURITIES
                                               ----------------------------------------------
                                                                AVAILABLE-FOR-SALE
                                               ----------------------------------------------
                                                UNDER           1-5         6-10      OVER
                                               1 YEAR          YEARS       YEARS     10 YEARS
                                               ----------------------------------------------
U.S. Treasury & U.S. Agency Securities
     Book Value                                18,499         17,055        --           --
     Market Value                              18,523         17,123        --           --

States & Political Subdivisions
     Book Value                                  --              612        --           --
     Market Value                                --              612        --           --


                                               ------------------------------------------------
                                                            DATES OF MATURITIES
                                               ------------------------------------------------
                                                              HELD-TO-MATURITY
                                               ------------------------------------------------
                                               UNDER          1-5          6-10         OVER
                                               1 YEAR        YEARS        YEARS        10 YEARS
                                               ------------------------------------------------
U.S. Treasury & U.S. Agency Securities
     Book Value                                3,966         2,034          --            --
     Market Value                              3,988         2,048          --            --
States & Political Subdivisions
     Book Value                                1,442         1,310         1,134            97
     Market Value                              1,450         1,339         1,171           101

           For the years ended December 31, 1997, 1996 and 1995, proceeds from the sale of available-for-sale securities were approximately $2,000,000, $3,018,464 and $19,585,000, respectively. In 1997, the gross realized gains on these sales were $1,000. In 1996, the gross realized losses on these sales were $2,798. In 1995, the gross realized losses on these sales were $14,000.

3. LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES: The loan portfolio consisted of the following (in thousands):


                                                  FOR YEARS ENDED DECEMBER 31,
                                                 -----------------------------
                                                    1997               1996
                                                 -----------------------------
Commercial                                       $  23,507          $  21,975
Agriculture                                         10,992              9,072
Real Estate
  Construction                                       5,459              3,865
  1-4 Family                                        34,625             34,322
  Other                                             42,142             40,300
Consumer                                             5,423              6,861

Less:  unearned income and deferred fees              (678)              (709)

TOTAL LOANS                                      $ 121,470          $ 115,686
                                                 -----------------------------

Less:  reserve for possible loan losses             (1,201)            (1,038)
                                                 -----------------------------
NET LOANS                                        $ 120,269          $ 114,648
                                                 =============================

As of December 31, 1997 and 1996, the Bank had loans to persons serving as directors, officers and entities related to such individuals. An analysis of activity with respect to these loans at December 31, 1997 was as follows:

Balance at December 31, 1996                                        $ 2,003,111
Additions                                                             1,223,111
Repayments                                                           (1,066,350)
                                                                    -----------
Balance at December 31, 1997                                        $ 2,159,872

The following, is an analysis of the changes in the reserve for possible loan losses (in thousands):

                                                  FOR YEARS ENDED DECEMBER 31,
                                           -----------------------------------------
                                            1997              1996             1995
                                           -----------------------------------------
Beginning Balance                          $ 1,038          $   896          $   844
Provision for Possible Loan Losses             165              134              100
Recoveries                                    --                 16                5
Losses                                          (2)              (8)             (53)
                                           -----------------------------------------
Ending Balance                             $ 1,201          $ 1,038          $   896
                                           =========================================

                      NON-PERFORMING LOANS (IN THOUSANDS):


                                                               FOR YEARS ENDED
                                                                 DECEMBER 31,
                                                             -------------------

                                                             1997           1996
                                                             -------------------
Loans 90 days or more past due and still
accruing interest                                            $438           $ 23
Non-Accrual loans                                             --               4
                                                             -------------------
                                                             $438           $ 27
                                                             ===================

4.  BANK PREMISES AND EQUIPMENT:
     Bank premises, furniture and equipment consisted of the following (in thousands):


                                                          DECEMBER 31,
                                                  -----------------------

                                                   1997              1996
                                                  -----------------------
      Land and Buildings                           3,935            3,863
      Furniture and Equipment                      2,134            2,006
                                                  -----------------------
                                                   6,069            5,869
      Less: Accumulated Depreciation              (3,313)          (3,302)
                                                  -----------------------
                                                   2,756            2,567
                                                  =======================

      The provision for depreciation is computed using straight-line and accelerated methods and totaled $307,299, $350,303, and $289,502, in 1997, 1996 and 1995, respectively. Depreciation is based on useful lives of 10 to 40 years for buildings and components; 10 to 15 years for leasehold improvements, or terms of lease, whichever is less; and 3 to 10 years for furniture and equipment.

5.   TIME DEPOSITS:

Time certificates of deposit in excess of $100,000 aggregated approximately $14,300,000 and $13,953,984 at December 31, 1997 and 1996, respectively.

6.   EMPLOYEE BENEFIT PLANS:

The Bank maintains a non-contributory, profit-sharing plan which covers substantially all full-time employees. Contributions to the Plan were $280,991, $251,719, and $270,275, in 1997, 1996 and 1995, respectively. Contributions in similar amounts are expected to continue. The Bank follows the policy of funding all accrued contributions to the Plan. The Plan is administered under the terms of the Citizens Bank profit sharing and Salary Deferral 401(A) Plan.

7.   CASH DIVIDEND REINVESTMENT PLAN:

The Bank established a cash dividend reinvestment plan in 1990 and Citizens Bancorp adopted a revised plan on July 15, 1997. The revised reinvestment plan allows for 50% or 100% of the cash dividends to be reinvested based upon shareholder election. The plan is for shareholders who may reinvest their cash dividends to receive shares of additional stock. For the years ended December 31, 1997 and 1996, $528,207 of cash dividends were reinvested in 32,385 shares of stock valued at $16.31 per share, and $457,543 of cash dividends were reinvested in 18,449 shares of stock valued at $24.80 per share, respectively.

8.   INCOME TAXES:
The company and Subsidiary Bank file consolidated federal income tax returns on a calendar-year basis (in thousands):

                                               FOR YEARS ENDED DECEMBER 31,
                                        ----------------------------------------

                                         1997             1996             1995
                                        ----------------------------------------
Currently Payable:
     Federal                            $ 1,752         $ 1,415          $ 1,250
     State                                  213             330              140
Deferred Tax Expense/(Benefit):
     Federal                                 48             (80)             148
     State                                   10              (6)               1
                                        ----------------------------------------
                                        $ 2,023         $ 1,659          $ 1,539
                                        ========================================


Deferred tax assets and liabilities included in other assets at December 31 consist of the following:

                                           FOR YEARS ENDED DECEMBER 31,
                                        -----------------------------------

                                         1997          1996            1995
                                        -----------------------------------
Deferred Tax Assets:
      Allowance for loan losses         $ 414          $ 525          $ 280
      Deferred compensation                51            (54)            58
                                        -----------------------------------
                                          465          $ 471            338
Deferred tax liabilities:
      Accumulated depreciation            (32)           (54)          (114)
      Other                               (19)          --               22
                                        -----------------------------------
                                          (51)           (54)           (92)
                                        -----------------------------------
Net deferred tax asset                  $ 414          $ 417          $ 246
                                        ===================================

As a result of the following items, the total tax expense for 1997 was more, and 1996 and 1995 were less, that the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes (in thousands):

                                                                 FOR YEARS ENDED DECEMBER 31,
                                    -------------------------------------------------------------------------------------
                                              1997                           1996                          1995
                                    -------------------------------------------------------------------------------------
                                                     PERCENT                       PERCENT                         PERCENT
                                                       OF                            OF                               OF
                                                     PRETAX                         PRETAX                          PRETAX
                                     AMOUNT          INCOME        AMOUNT          INCOME        AMOUNT             INCOME
                                    -------------------------------------------------------------------------------------
Federal rate                        $ 1,836            34%        $ 1,635            34%        $ 1,427               34%
Changes due to
   State income tax, net of
     Federal  tax benefit               140                           195            92             --
Exempt interest                         (59)         --              (108)         --              (128)            --
Other                                   106          --               (63)         --               148             --
                                    -------------------------------------------------------------------------------------
      Total                         $ 2,023            37%        $ 1,659            35%        $ 1,539               36%
                                    =====================================================================================


The tax provision differs from the Federal statutory rate of 34% due principally to the effect of tax exemptions for interest received on state and municipal bonds and the change in the temporary differences between the company expense and tax return deduction.

9.   LEASES

The Applegate office building the Circle building and the University office building are being leased by the Company under a noncancelable leases. The Applegate office lease has two five-year option periods after 1998. The Circle office is being leased under a noncancelable lease expiring on January 31, 2020. The following is a schedule of minimum future rental payments to be made under operating leases as of December 31, 1997:

                       YEARS ENDING DECEMBER 31,
        --------------------------------------------------
             1998                                   91,000
             1999                                   93,000
             2000                                   93,000
             2001                                   93,000
             2002                                   93,000
        --------------------------------------------------
            Total                                 $463,000

10. REPURCHASE AGREEMENTS:

At December 31, 1997 and 1996, the securities sold under repurchase agreements aggregated $14,085,719 and $10,040,409, respectively. U.S. Treasury Notes aggregating $20,024,748 and $10,040,409 were pledged to these agreements at December 31, 1997 and 1996, respectively. Fair market values of the securities pledged were approximately $20,073,129 and $10,051,900 at December 31, 1997 and 1996, respectively.

11. EARNINGS PER SHARE:

Net income per share is based upon the weighted average number of shares outstanding during each period and adjusted retroactively to reflect stock splits, and stock dividends.

12. COMMON STOCK:

A total of 32,385, 18,449 and 13,459 shares were issued in 1997, 1996, and 1995, respectively, as a result of the cash dividend reinvestment plan. A 5% stock dividend, a 2-for-1 stock split, and a 20% stock split were declared in 1997, 1996, and 1995, respectively. The number of shares issued and outstanding, as well as all stock-related transactions, and dividends per share have been adjusted retroactively in the financial statements and the accompanying notes for all periods presented prior to 1997 to give effect for these transactions. The par value of the stock has not been changed due to a legal requirement. If the par value of the 2-for-1 stock split in 1996 had been adjusted, then the balance of Common Stock would have been $4,495,992, as of December 31, 1996 and as of December 31, 1997, and total Shareholders Equity unchanged.

13. COMMITMENTS:

In the normal course of business, the Bank enters into financial instruments with off-balance-sheet risk to meet financing needs of its customers. These instruments, which include commitments to extend credit and standby letters of credit, involve varying degrees of credit and interest rate risk which are not reflected in the financial statements. These instruments generally have fixed expiration dates and do not necessarily represent future cash requirements since they often expire without being drawn upon. The Bank's criterion for issuing such instruments are the same as those for loans made in the normal course of business.

Those financial instruments whose contract amount represents the maximum credit risk were as follows (in thousands):

                                                   DECEMBER 31,
                                              -----------------------
                                                1997           1996
                                              -----------------------
            Loan Commitments                  $18,716         $20,097
            Standby Letters of Credit           2,165           2,365


14.    OTHER EXPENSES

The following is a breakdown of other operating expenses for the years ended December 31, 1997, 1996 and 1995 (in thousands):


                                          1997           1996           1995
                                         ------------------------------------
            Advertising                     108             54             61
            Bank Card Expense               481            391           --
            Cash Management Fees             83             82             81
            Postage                         130            108            116
            Travel                           56             37             23
            Office Supplies                 182            151            145
            Other                          1041            783          1,278
                                         ------------------------------------
            Total                        $2,081         $1,606         $1,704
                                         ====================================

15. REGULATORY CAPITAL MATTERS:

Citizens Bank is subject to various regulatory capital requirements administered by its federal regulator, the Federal Deposit Insurance Corporation (FDIC) and the Federal Reserve. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material affect on the Bank's financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank must meet specific capital guidelines involving quantitative measures of the bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulation), and Tier 1 capital to adjusted total assets. Management believes, as of December 31, 1997, and 1996, and by the most recent notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

                                                                                         TO BE WELL CAPITALIZED
                                       CITIZENS BANK                                          UNDER PROMPT
                                                                    FOR CAPITAL             CORRECTIVE ACTION
                                            ACTUAL               ADEQUACY PURPOSES              PROVISIONS
  (IN THOUSANDS)                  AMOUNT            RATIO        AMOUNT       RATIO        AMOUNT        RATIO
  --------------                  ------            -----        ------       -----        ------        -----
AS OF DECEMBER 31, 1997:
------------------------
Total Risk-Based Capital
(to Risk-Weighted Assets)         20,239            16.3%        9,734         >8%         12,167         >10%
                                                                               -                          -
Tier 1 Capital
(to Risk-Weighted Assets)         19,038            15.6%        3,042         >4%          6,084         >6%
                                                                               -                          -

Tier 1 Capital
(To average Total Assets)         19,038             9.69%       7,867         >4%          9,834         >5%
                                                                               -                          -

AS OF DECEMBER 31, 1996:
------------------------
Total Risk-Based Capital          17,406            13.5%       10,304         >8%         12,881         >10%
                                                                               -                          -

(to Risk-Weighted Assets)
Tier 1 Capital
(to Risk-Weighted Assets)         16,368            12.7%        5,152         >4%          7,729         >6%
                                                                               -                          -

Tier 1 Capital
(To average Total Assets)         16,368             8.8%        7,419         >4%          9,274         >5%
                                                                               -                          -

16.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

       Financial accounting standards require disclosure in the footnotes to the financial statements information about the fair value of financial instruments. The following methods and assumptions were used to estimate the fair value of financial instruments:

                              INVESTMENT SECURITIES

       For U.S. Treasury and U.S. Government Agency securities, fair values are based on market prices. For other investment securities, fair value equals quoted market price if available. If a quoted market price is not available, the value is estimated using quoted market prices for similar securities.

                                      LOANS

       The fair value for loans with variable interest rates is the carrying amount. The fair value of fixed rate loans is derived by calculating the discounted value of the future cash flows expected to be received by the various homogeneous categories of loans.

                                    DEPOSITS

       The fair value of demand deposits, savings deposits, savings accounts, and NOW accounts is defined as the amount payable on demand at December 31, 1997. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits, or current market value.

           COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

       The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the parties involved. For fixed-rate loan commitments, fair value also considered the difference between current levels of interest rates and committed rates. The fair values of guarantees and letters of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with parties involved at December 31, 1997. The estimated fair values of Citizens Bancorp financial instruments are as follows:


       (IN THOUSANDS)                             DECEMBER 31, 1997    DECEMBER 31, 1997
                                                   CARRYING AMOUNT      FAIR VALUE
                                                      --------             --------
       FINANCIAL ASSETS
         Cash and due from banks                      $  9,268             $  9,268
         Investment securities                          46,242               46,356
         Loans, gross                                  121,470              121,438

       FINANCIAL LIABILITIES
         Certificates of deposit                        55,455               55,409
         Other deposits                                106,245              106,245
         Repurchase agreements                          14,086               14,086

       UNRECOGNIZED FINANCIAL INSTRUMENTS
       Commitments to extend credit                     18,716               18,716
       Standby letters of credit                         2,165                2,165

17. CONDENSED FINANCIAL INFORMATION OF CITIZENS BANCORP (PARENT COMPANY) (IN THOUSANDS:)

                                               STATEMENTS OF CONDITION
                          ASSETS                        1997               1996
Cash                                                    1,326                  1
Investments in Subsidiary                              19,270                 --
Prepaid and Other                                          59                 --
                                                       ------             ------
TOTAL ASSETS                                           20,655                  1
================================================================================
LIABILITIES
Dividends Payable                                       1,307                 --
Loan Payable                                               --                 10

STOCKHOLDER'S EQUITY
Common Stock                                           13,960                 --
Retained Earnings                                       5,388                 (9)
                                                       ------             ------
Total Stockholders Equity                              19,348                 (9)
                                                       ------             ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             20,655                  1
================================================================================


                                               STATEMENTS OF INCOME
INCOME                                                1997             1996
Interest and other income                               --               --

EXPENSE
Amortization and other expense                          59                9
Interest expense                                         1               --
Net (Loss) Income Before Tax Benefit                   (60)              (9)
Tax benefit of parent's operating expenses              24                4
                                                       ---              ---
TOTAL INCOME (LOSS)                                    (36)              (5)
================================================================================


17.  CONDENSED PARENT COMPANY:
(IN THOUSANDS) (CONTINUED)

STATEMENTS OF CASH FLOW


                                                                                 1997                            1996
CASH FLOWS FROM OPERATING ACTIVITIES
Transfer from Bank for Dividends                                                1,307                             --
Dividend received from Citizens Bank                                               92                             --
Interest Paid                                                                     (1)                             --
Cash paid for operating expenses                                                 (59)                             (9)
                                                                                 ----                            ---
Net Cash Provided (Used) by Operating Activities                                1,339                             (9)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Software                                                             (15)                             --

CASH FLOWS FROM FINANCING ACTIVITIES
Short-Term debt                                                                   20                              10
Other                                                                             11                              --
Principal payment on short- term debit                                           (30)                             --
Net Cash Provided (Used) by Financing Activities                                   1                               1
                                                                               -----                              --
NET INCREASE/(DECREASE) IN CASH                                                1,325                               1
CASH, beginning of year                                                            1                              --
CASH, end of year                                                              1,326                               1
====================================================================================================================

RECONCILIATION OF NET INCREASE TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net Income (Loss)                                                                (59)                             (9)
Adjustments to Reconcile Net Income to Net Cash
Provided  by Operating Activities
Amortization                                                                       3                              --
Distribution for Dividends to be paid                                          1,307                              --
(Increase)/decrease in prepaid and other                                          36                              --
Other                                                                             52                              --
                                                                               -----                              --
Total Adjustments                                                              1,398                              --
                                                                               -----                              --
Net Cash Provided by Operating Activities                                      1,339                              (9)


18. RESTRICTION ON TRANSFERS OF FUNDS TO PARENT


      There are legal limitations on the ability of the Bank to provide funds to the company. Dividends declared by the Bank may not exceed, in any calendar year, without the approval of the State Banking Department, net income for the year and the retained net income for the preceding two years. Section 23A of the Federal Reserve Act restricts the Bank from extending credit to the Parent Company amounting to more than 20% of its contributed capital and retained earnings.


19. CONTINGENCIES:


      The Bank is presently involved in certain legal matters arising from the normal course of business. In the opinion of management and the Bank's legal counsel, adverse disposition of any such legal matters will not have a material effect on the Bank's financial statements.



20.  PRIOR PERIOD ADJUSTMENT:



       In 1996, the Bank paid approximately $9,424 of Citizens Bancorp expenses prior to formation of the Holding Company. This amount was reflected as a reduction of undivided profits and was also reflected in consolidated net income of the combined company in 1997.



21.  RESTRICTED ASSETS:


      Federal Reserve board regulations require that the Company maintain certain minimum reserve balances on deposit with the Federal Reserve Bank. The amounts of such balances for the years ended December 31, 1997 and 1996 were approximately $2,023,000 and $2,351,000, respectively.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

           Within the 24 months prior to December 31, 1997, Citizens Bancorp has neither changed independent accountants, David O. Christensen, CPA, at either Citizens Bancorp's election or by reason of the accountant's resignation, nor had any disagreements in regards to matters of accounting principles, practices or financial statement disclosure.

FISCAL 1998

           In December of 1997 Bancorp's management recommended to the Audit/Examination Committee of the Board of Directors that Bancorp solicit bids from independent certified public accountants to perform its accounting and auditing work beginning in the 1998 fiscal year. The Committee approved the recommendation, and directed management to schedule interviews to evaluate qualified candidates to serve as Bancorp's independent accountant.

           The Audit/Examination Committee scheduled interviews with three accounting firms as part of its review and evaluation process. David O. Christensen, C.P.A., Bancorp's auditor and independent accountant was invited to be considered as a candidate for Bancorp's future accounting and auditing work and to be included among firms interviewed. Mr. Christensen notified Bancorp on January 9, 1998 that he declined to stand for consideration or for re-election as Bancorp's independent accountant. The Committee held its interviews on February 11, 1998, and thereafter recommended that the accounting firm of Knight, Vale and Gregory, Inc., P.S. ("KVG") be retained as Bancorp's independent accountant. The recommendation was approved by the Bancorp Board of Directors on February 17, 1998.

           The recommendation did not arise from any disagreements, within the meaning of Item 304 of SEC Regulation S-K, between Bancorp and David O. Christensen, and there have been no such disagreements, or any "reportable events" under paragraph (a)(1)(v) of Item 304, with respect to any financial statement, audit, report or tax return or any matters relating thereto for Bancorp's two most recent fiscal years or any subsequent interim period through January 9, 1998. In particular, with respect to such financial statements, Mr. Christensen's report did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

           Mr. Christensen was retained by Bancorp to complete Bancorp's fiscal 1997 financial statements, audit, and tax return. Beginning on February 18, 1998 KVG commenced providing accounting and audit services to Bancorp for matters arising in fiscal 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           For information regarding "Directors and Executive Officers" of Bancorp, see pages 2-11 of Bancorp's 1997 Annual Meeting Proxy Statement ("Proxy Statement"), which is herein incorporated by reference.

           Section 16(a) Beneficial Ownership Reporting Compliance

           With respect to Item 405 of Regulation S-K, the following executive officers did not timely report initial acquisitions of Bancorp common stock during the 1997 fiscal year.

           1. Scott Zimbrick, Senior Vice President and Branch Manager of Citizens Bank, and his spouse jointly acquired 40 shares of Bancorp common stock on 11/14/97 at a price of $25.00 per share. The first report of this acquisition was on Form 5 file on or about March 17, 1998. There were no other stock acquisitions or untimely filings during fiscal 1997 for this individual.

           2. Lark E. Wysham, Chief Financial Officer of Bancorp and Citizens Bank, and her spouse jointly acquired 40 shares of Bancorp common stock on 11/14/97 at a price of $25.00 per share. The first report of this was on Form 5 filed on or about March 17, 1998. There were no other stock acquisitions or untimely filings during fiscal 1997 for this individual.

ITEM 11. EXECUTIVE COMPENSATION

           For information regarding executive compensation, see "Executive Compensation" on pages 8-9 in the Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           For information regarding the security ownership of certain beneficial owners and management, see page 5 "Bancorp Stock Ownership of Board Nominees, Board Members and Executive Officers" and page 6 "Bancorp Stock Ownership Holders of more than 5% Stock" in the Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           For information regarding certain relationships and related transactions, see pages 2-11 and see page 10 "Transactions Involving Executive Officers and Directors of Bancorp and Citizens Bank" in the Proxy Statement, which is incorporated herein by reference.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

           List of Financial Statements and Financial Statement Schedules (a)
(1) and (2) Financial Statements:

           The financial statements and related documents listed in the index set forth in Item 8 of this report are filed as part of this report.

           All other schedules to the consolidated financial statements required by Regulation S-X are omitted because they are not applicable, not material, or because the information is included in the consolidated financial statements or related notes.

(c)        LIST OF EXHIBITS

EXHIBIT NUMBER                                                                                 Page
----------------

     (2)       Agreement and Plan of Reorganization and Merger for Formation of
               One-Bank Holding Company......................................................  ii

     (3)(i)    Articles of Incorporation Citizens Bancorp....................................  x

       (ii)    Bylaws of Citizens Bancorp....................................................  xv

     (10.1)    Citizens Bancorp Dividend Reinvestment Plan ..................................  xxi

     (10.2)    Citizens Bank Profit Sharing Plan and Trust [401(A)]..........................  xxxvi

     (10.3)    Citizens Bank Deferred Compensation Plan......................................  clxv

     (16)      Letter Re: Change in Certifying Accountant....................................  clxxvii

        No Reports on Form 8K were filed during the fourth quarter of the 1997 calendar year.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the ___ day of March, 1998.

CITIZENS BANCORP
(Registrant)

By:   /s/
      -------------------------------------
      William V. Humphreys
      President and Chief Executive Officer

           Each person whose individual signature appears below hereby authorizes and appoints William V. Humphreys and Lark Wysham, and each of them, with full power of substitution and full power to act without the other, as his/her true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person individually and in each capacity stated below, and to file any and all amendments to this Registration Statement, including any and all post-effective amendments.

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March 1998.


PRINCIPAL EXECUTIVE OFFICER:


/s/  William V. Humphreys      President and Chief Executive Officer
--------------------------------------------------------------------------
William V. Humphreys


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:


/s/  Lark Wysham               Senior Vice President and Chief Financial Officer
--------------------------------------------------------------------------
Lark Wysham

REMAINING DIRECTORS:

/s/                                            /s/
-------------------------------                ---------------------------------
Gene Thompson                                  Jock Gibson

/s/                                            /s/
-------------------------------                ---------------------------------
Rosetta Venell                                 Jim Richards

/s/                                            /s/
-------------------------------                ---------------------------------
John Truax                                     Scott Fewel

/s/
-------------------------------
Larry Hunter