Form 10-Q
period 1998-03-31
CITIZENS BANCORP/OR
filed 1998-05-13
CIK 1048575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                        Commission file number __________

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

             YES    X           NO
                  -----            -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     1,945,568 shares as of April 15, 1998, no par.

                                CITIZENS BANCORP

                                    FORM 10-Q

                                  MARCH 31,1998

                                      INDEX

                                                                                             Page
PART I.                                                                                    Reference
ITEM 1. - FINANCIAL INFORMATION - UNAUDITED

  Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997                       1

  Consolidated Statements of Income for the three months ended March 31, 1998                  2
    and 1997

  Consolidated Statements of Income and Comprehensive Income for the three                     3
    months ended March 31, 1998 and 1997

  Consolidated Statements of Changes in Shareholders' Equity                                   4

  Consolidated Statements of Cash Flows                                                        5

  Notes to Consolidated Financial Statements                                                 6 -- 7

ITEM 2. - Management's Discussion and Analysis of Financial Condition                       8 -- 13
  and Results of Operations

ITEM 3. - Quantitative and Qualitative Disclosure about Market Risk                            13

PART II. - OTHER INFORMATION

ITEM 1. - Legal Proceedings                                                                    14

ITEM 2. - Changes in Securities                                                                14

ITEM 3. - Defaults Upon Senior Securities                                                      14

ITEM 4. - Submission of Matters to a Vote of Security Holders                                  14

ITEM 5. - Other Information                                                                    14

ITEM 6. - Exhibits and Reports on Form 8-K                                                     14

SIGNATURES                                                                                     14

                          PART I FINANCIAL INFORMATION

ITEM 1

CITIZENS BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)


                                                                     MARCH 31, 1998      DECEMBER 31, 1997
ASSETS
     Cash and due from banks                                            $   9,018           $   9,268
     Interest bearing deposits in banks                                    11,318              15,299
     Federal funds sold                                                       200               2,800
     Securities available for sale                                         38,857              36,258
     Securities held to maturity                                            7,904               9,984

     Loans, net of unearned discount and prepaid fees                     126,044             121,470
     Allowance for credit losses                                           (1,246)             (1,201)
                                                                        ---------           ---------
     NET LOANS                                                          $ 124,798           $ 120,269

     Premises and equipment                                                 2,696               2,756
     Accrued interest receivable                                            1,621               1,667
     Other assets                                                           1,489               1,816

     TOTAL ASSETS                                                       $ 197,901           $ 200,117
                                                                        =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Deposits:
     Demand                                                             $  32,126           $  35,683
     Savings and interest bearing demand                                   71,550              70,562
     Time                                                                  56,403              55,455
                                                                        ---------           ---------
     TOTAL DEPOSITS                                                     $ 160,079           $ 161,700

     Repurchase agreements                                                 15,167              14,086
     Accrued interest an other liabilities                                  1,758               4,920

     TOTAL LIABILITIES                                                  $ 177,004           $ 180,706
                                                                        ---------           ---------

Shareholders' Equity
     Common stock (no par value); authorized 5,000,000 shares;
     issued and outstanding:  1998 - 1,945,568 shares;
     1997 - 1,922,321 shares                                                9,798               9,245
     Surplus                                                                4,715               4,715
     Undivided Profits                                                      6,329               5,388
     Valuation Allowance                                                       55                  63
     TOTAL SHAREHOLDERS' EQUITY                                         $  20,897           $  19,411
                                                                        ---------           ---------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 197,901           $ 200,117
                                                                        =========           =========


See accompanying notes

CITIZENS BANCORP AND CITIZENS BANK
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousand, except per share amounts)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                               1998             1997
INTEREST INCOME:
  Loans                                                     $     3,155      $     2,958
  Interest on deposits and federal funds sold                       256               94
  Securities available for sale                                     550              423
  Securities held to maturity                                       119              223
                                                            -----------      -----------
  TOTAL INTEREST INCOME                                     $     4,080      $     3,698

INTEREST EXPENSE:
  Deposits                                                        1,224            1,161
  Short term borrowings                                              16               14
  Repurchase agreements                                             140               84
                                                            -----------      -----------
  TOTAL INTEREST EXPENSE                                    $     1,380      $     1,259

  NET INTEREST INCOME                                       $     2,700      $     2,439

PROVISIONS FOR CREDIT LOSSES                                        (45)             (45)

  NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES     $     2,655      $     2,394

NON-INTEREST INCOME:
  Service charges on deposit accounts                               204              201
  Origination fees and gains on loans sold                           17               18
  Gain(loss) on sales of securities available for sale               19                0
  Other                                                             247              208
                                                            -----------      -----------
  TOTAL NON-INTEREST INCOME                                 $       487      $       427

NON-INTEREST EXPENSE:
  Salaries and employee benefits                                    923              804
  Occupancy and equipment                                           229              223
  Other                                                             566              410
                                                            -----------      -----------
  TOTAL NON-INTEREST EXPENSE                                $     1,718      $     1,437

  INCOME BEFORE INCOME TAXES                                $     1,424      $     1,384
                                                            -----------      -----------

INCOME TAXES                                                       (483)            (490)

  NET INCOME                                                $       941      $       894
                                                            ===========      ===========

Per share data:
  Basic earnings per share                                  $      0.48      $      0.47
  Weighted average number of common
  shares outstanding                                          1,944,804        1,922,321

CITIZENS BANCORP AND CITIZENS BANK
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousand, except per share amounts)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                               1998             1997
INTEREST INCOME:
  Loans                                                     $     3,155      $     2,958
  Interest on deposits and federal funds sold                       256               94
  Securities available for sale                                     550              423
  Securities held to maturity                                       119              223
                                                            -----------      -----------
  TOTAL INTEREST INCOME                                     $     4,080      $     3,698

INTEREST EXPENSE:
  Deposits                                                        1,224            1,161
  Short term borrowings                                              16               14
  Repurchase agreements                                             140               84
                                                            -----------      -----------
  TOTAL INTEREST EXPENSE                                    $     1,380      $     1,259

  NET INTEREST INCOME                                       $     2,700      $     2,439

PROVISIONS FOR CREDIT LOSSES                                        (45)             (45)

  NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES     $     2,655      $     2,394

NON-INTEREST INCOME:
  Service charges on deposit accounts                               204              201
  Origination fees and gains on loans sold                           17               18
  Gain(loss) on sales of securities available for sale               19                0
  Other                                                             247              208
                                                            -----------      -----------
  TOTAL NON-INTEREST INCOME                                 $       487      $       427

NON-INTEREST EXPENSE:
  Salaries and employee benefits                                    923              804
  Occupancy and equipment                                           229              223
  Other                                                             566              410
                                                            -----------      -----------
  TOTAL NON-INTEREST EXPENSE                                $     1,718      $     1,437

  INCOME BEFORE INCOME TAXES                                $     1,424      $     1,384
                                                            -----------      -----------

INCOME TAXES                                                       (483)            (490)

  NET INCOME                                                $       941      $       894
                                                            ===========      ===========

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities
  arising during the period                                          (8)             (69)

COMPREHENSIVE INCOME                                        $       933      $       825
                                                            ===========      ===========

Per share data:
  Basic earnings per share                                  $      0.48      $      0.43
  Weighted average number of common
  shares outstanding                                          1,944,804        1,922,321

CITIZENS BANCORP AND CITIZENS BANK
CONSOLIDATED STATEMENTS
  OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in Thousands)

                                                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   NUMBER OF                                         NET UNREALIZED
                                    COMMON        COMMON                              GAIN (LOSSES)
                                    SHARES        STOCK                  UNDIVIDED     SECURITIES
                                  OUTSTANDING     AMOUNT      SURPLUS     PROFITS   AVAILABLE FOR SALE   TOTAL
Balance, at December 31, 1996      1,798,397      $8,992      $4,349      $3,436           $ 28         $ 16,805

Net Income                                --          --          --         894             --              894

Valuation adjustment, net                 --          --          --          --            (69)             (69)

Issuance of common stock              32,385         162         366          --             --              528
                                  ------------------------------------------------------------------------------

BALANCE, AT MARCH 31, 1997         1,830,782      $9,154      $4,715      $4,330           $(41)        $ 18,158

Balance, at December 31, 1997      1,922,321      $9,245      $4,715      $5,388           $ 63         $ 19,411

Net Income                                --          --          --         941             --              941

Valuation adjustment, net                 --          --          --          --             (8)              (8)

Issuance of common stock              23,247         553          --          --             --              553
                                  ------------------------------------------------------------------------------

BALANCE, AT MARCH 31, 1998         1,945,568      $9,798      $4,715      $6,329           $ 55         $ 20,897

CITIZENS BANCORP AND CITIZENS BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                            1998           1997
                                                                          --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                              $    941       $    894
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for credit losses                                                 45             45
    Depreciation and amortization                                              103             93
    Stock dividends received                                                   (12)           (10)
    Decrease in interest receivable                                             46              3
    Increase in interest payable                                                 5              9
    Other                                                                      538            560
                                                                          --------       --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                               $  1,666       $  1,594

CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease in interest bearing deposits in banks                         3,981          7,057
  Net decrease in federal funds sold                                         2,600              0
  Proceeds from maturities of available for sale securities                  1,000          7,000
  Proceeds from sales of available for sale securities                       9,519              0
  Proceeds from maturities of securities held to maturity                    2,455            460
  Purchases of securities available for sale                               (13,122)        (5,051)
  Purchases of securities held to maturity                                    (367)             0
  Increase in loans made to customers, net of principal collections         (4,563)        (1,477)
  Purchases of premises and equipment and other                                (22)           (65)
                                                                          --------       --------
  NET CASH PROVIDED BY INVESTING ACTIVITIES                               $  1,481       $  7,924

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in deposits                                                  (1,621)        (8,062)
  Net decrease in repurchase agreements and short-term borrowings           (1,021)        (1,495)
  Payment of dividends                                                        (755)          (551)
                                                                          --------       --------
  NET CASH USED IN FINANCING ACTIVITIES                                   $( 3,397)      $(10,108)

  NET DECREASE IN CASH AND DUE FROM BANKS                                     (250)          (590)

CASH AND DUE FROM BANKS
  Beginning of year                                                          9,268          8,416

  END OF YEAR                                                             $  9,018       $  7,826
                                                                          ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                              1,375          1,250
  Income taxes paid                                                             --             66

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Unrealized losses on securities available for sale, net of tax                (8)           (69)
  Issuance of common stock through dividend reinvestment plan                  552            528

CITIZENS BANCORP
Notes to Consolidated Financial Statements

   1. BASIS OF PRESENTATION

     The interim condensed consolidated financial statements include the accounts of Citizens Bancorp ("Bancorp"), a bank holding company and its wholly owned subsidiary, Citizens Bank ("Bank") after elimination of intercompany transactions and balances.

     The interim financial statements are unaudited but have been prepared in accordance with generally accepted accounting principles for interim condensed financial statements. Accordingly, the condensed interim financial statements do not include all of the information and footnotes required by generally accepted financial statements. In the opinion of management, all adjustments including operations for the interim periods included herein have been made.

     The interim condensed consolidated financial statements should be read in conjunction with the December 31, 1997 consolidated financial statements, including notes there to, included in Bancorp's 1997 Annual Report to shareholders.

   2. USE OF ESTIMATES IN THE PREPARATION OF FINANCIALS

     The preparation of financial statements, in conformity with general accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   3. SHAREHOLDERS EQUITY AND NET INCOME PER COMMON SHARE

     The Board of Directors declared a $.68 per share cash dividend on December 16, 1997 to Bancorp shareholders of record on that date payable on January 12, 1998. Through the Dividend Reinvestments Plan (DRIP), 23,247 shares were purchased at a price of $23.76 per share. For information on the Bancorp's DRIP refer to the exhibit in the December 1997 10K report.

     All per share amounts have been restated to retroactively reflect stock dividends, stock purchased and stock splits previously reported.

   4. CONTINGENCIES

     Unfunded loan commitments totaled $21,692,000 as of March 31, 1998 and $18,716,000 as of December 31, 1997.

   5. YEAR 2000

Citizens Bancorp has initiated a program to prepare the Company's computer systems and applications for the year 2000. The Board of Directors has established the time frame for year 2000 compliance company-wide. The Account Service Center has been working on this effort for several months. The Company is to have all products, services and supporting technical systems year 2000 compliant by the fourth quarter of 1998. The testing and conversion of system applications is not expected to result in a material cost to the Company.

6. ACCOUNTING CHANGES

In the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), which was effective for years beginning after December 15, 1997. SFAS No. 130 requires that an entity report and display comprehensive income with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, it includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. With regard to the Company, currently the only items of comprehensive income are changes in the fair value of its available for sale securities portfolio. Accordingly, changes in the value of that portfolio during the period, net of tax, are reported as "Other Comprehensive Income" in the accompanying Consolidated Statement of Income and Comprehensive Income. Changes in the fair value of the available for sale securities portfolio for the three months ended March 31, 1998, which were previously reported in the Consolidated Statement of Shareholders' Equity, have been reclassified and retroactively reported as Other Comprehensive Income. The cumulative adjustment, net of taxes, to record the available for sale securities portfolio at fair value at period end was previously reported as "Net unrealized gain (loss) on securities available for sale, net of tax" in the Companys consolidated balance sheets. That cumulative adjustment is now termed "Accumulated other comprehensive income". There was no effect on previously reported net income as a result of this reporting change.

ITEM 2

                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ORGANIZATION

Citizens Bancorp ("Bancorp"), an Oregon Corporation, is the parent corporation and holding company of Citizens Bank (the "Bank"), which is its sole subsidiary. The Bank is an Oregon State-chartered banking corporation with headquarters in Corvallis, Oregon. Bancorp was incorporated on September 18, 1996 and became the holding company of the Bank effective July 1, 1997.

OVERVIEW OF FINANCIAL RESULTS

Bancorp reported net income of $941,000, or $0.48 per share for the three months ended March 31, 1998. This was a 5.26% increase in net income as compared to $894,000 or $0.47 per share for the three months ended March 31, 1997. The foregoing per share information is adjusted for an increase in outstanding shares adjusted for stock dividends and shares acquired through the Dividend Reinvestment Plan.

The increased earning described above were primarily the result of growth in the Bank's interest earning assets and net interest income.

LOAN PORTFOLIO

The composition of the loan portfolio was as follows (in thousands):


                                              March 31, 1998  December 31, 1997
Commercial                                      $  24,524         $  23,507
Agriculture                                        11,860            10,992
Real Estate
  Construction                                      6,625         $   5,459
  1-4 Family                                       33,437            34,625
  Other                                            45,030            42,142
Consumer Loans                                      5,244             5,423

Less:  unearned income and deferred fees             (676)             (678)

TOTAL LOANS                                     $ 126,044         $ 121,470

Less:  allowance for credit losses                 (1,246)           (1,201)
                                                ---------         ---------

NET LOANS                                       $ 124,798         $ 120,269
                                                =========         =========

INVESTMENT SECURITIES

The amortized cost and estimated book value of the investment securities held by the Bank, including unrealized gains and losses, at March 31, 1998 and December 31, 1997, are as follows (in thousands):


March 31, 1998                                    Amortized Cost Estimated Fair Value Unrealized Gains, net
AVAILABLE FOR SALE
U.S. Treasury Securities
  (Including securities of government agencies
  and corporations)                                    $38,150               $38,232               $82
Other                                                      625                   625                 0
                                                       -------               -------               ---
                                                       $38,775               $38,857               $82

March 31, 1998                                            Amortized Cost Estimated Fair Value Unrealized Gains, net
HELD TO MATURITY
U.S. Treasury Securities
  (Including securities of government agencies
  and corporations)                                           $ 4,492               $ 4,540               $ 48
Obligations of State and Political Subdivisions                 3,412                 3,467                 55
                                                          -------------------------------------------------------
                                                              $ 7,904               $ 8,007               $103


December 31, 1997                                         Amortized Cost Estimated Fair ValuUnrealized Gains, net
AVAILABLE FOR SALE
U.S. Treasury Securities
  (Including securities of government agencies
  and corporations)                                           $35,554               $35,645               $ 91
Other                                                             613                   613                  0
                                                          -------------------------------------------------------
                                                              $36,167               $36,258               $ 91
HELD TO MATURITY
U.S. Treasury Securities
  (Including securities of government agencies
  and corporations)                                           $ 6,482               $ 6,536               $ 54
Obligations of State and Political Subdivisions                 3,502                 3,561                 59
                                                          -------------------------------------------------------
                                                              $ 9,984               $10,097               $113

MATERIAL CHANGES IN FINANCIAL CONDITION

Changes in financial condition for the three months ended March 31, 1998 include an overall decrease in total assets. At March 31, 1998 total assets decreased 1.1%, or approximately $2,216,000 over total assets at December 31, 1997. Interest bearing bank deposits decreased approximately $3,981,000 and Federal funds sold decreased $2,600,000. The overall decrease in cash was effected by growth in loans from $121,044,000 at December 31, 1997 to $126,044,000 at March 31, 1998 or an increase of $4,574,000.

The increase in loans was primarily due to strong loan demand as a result of favorable economic conditions, increased marketing of loan products and increased calling activity of the Bank's loan officers. The Bank's diversified loan portfolio lessons the impact of seasonality, and concentration of debt by borrower type.

At March 31, 1998, the Bank held $200,000 in federal funds sold in comparison to $2,800,000 for the period ending December 31, 1997. The decrease in this category was due to the placement of funds into the interest bearing account held at the Federal home Loan Bank due to a more favorable interest rate. Federal funds sold represents overnight investments of surplus funds which can fluctuate widely on a day to day basis. A majority of the Banks liquid funds are held in an interest bearing account at the Federal Home Loan Bank. The balances at the Federal Home Loan Bank were $6,277,000 in an interest bearing demand account and $5,000,000 in a certificate of deposit maturing on April 20, 1998. At December 31, 1997 the balances were $5,296,000 and $10,000,000 respectively.

The Bank experienced a net decrease in total deposits of approximately $1,621,000 for the period ending March 31, 1998 as compared to December 31, 1997, a decrease of approximately 1.0%. The decrease was primarily due to a withdrawal of funds from a non-profit account holder's deposit account of $1,300,000 to fund their building project. The balance of the decrease was due to normal day to day fluctuations in deposit accounts. Average total deposits for three months ending March 31, 1998 was $162,011,000 compared to $154,013,000 for the year ending December 31, 1997.

Management's deposit strategy continues to emphasize personal service and long-term customer relationships. The Bank strives to increase and retain core non-interest bearing deposits. The Bank is not dependent on large rate sensitive deposits. The Bank's goal is to keep its rate sensitivity neutral to increasing or declining interest rates.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Earnings per share increased to $.48 per share at March 31, 1998 from $.47 per share for the same three month period ending March 31, 1997. The increase in earnings per share is primarily due to increased net interest income and the ability of Bank management to effectively manage the company expenses.

Total interest income increased approximately $382,000 for the three months ended March 31, 1998 as compared to the same three month period in 1997. These increases are primarily due to increases in loan volume. For the three month period ending March 31, 1998 total loans increased by $8,861,000 an increase of 7.56% as compared to the same period in 1997.

Total interest expense increased $121,000 for the quarter ended March 31, 1998 as compared to the same quarter ended March 31, 1997. This was primarily due to an increase in certificates of deposits and repurchase agreements.

The increase in net interest income after the provision for credit losses of $261,000 for the quarter ending March 31, 1998 over the same quarter in 1997 is the result of the net increase of interest income over net interest expense.

Non-interest income increased approximately $60,000 for the three months ended March 31, 1998 as compared to the same three month period in 1997. This increase is attributable to the growth in deposits and bankcard services over the same quarter last year.

Other non-interest expense increased approximately $156,000 for the three months ended March 31, 1998 as compared to the same three month period in 1997. This increase was primarily due to increases in professional fees due to the holding company for new reporting processes, increases in expense relative to growth of the merchant bankcard and debit card products, and an increase in depreciation expense due to the continuous updating of equipment relative to technology and computers.

Salaries and employee benefits increased approximately $119,000 for the three month period ending March 31, 1998 compared to the same three month period in 1997. These increases were primarily due to routine adjustments in officer and staff salaries and staff increases in the areas of financial management and human resources.

CREDIT LOSS PROVISION

The Bank maintains an allowance for credit losses on loans that occur from time to time as an incidental part of the business of banking. Loans are charged against this reserve for credit losses which is adjusted periodically to reflect changing loan volumes, risk potential in the portfolio and general economic conditions. Additions to the allowance for credit losses are made through a charge against income.

During the first three months ended March 31, 1998 the Bank funded the allowance for credit losses $45,000 from operations and $45,000 for the same three month period during 1997. The Bank experienced no loan losses for the three months ended March 31, 1997 and there have been no losses in 1998. Even though the historical level of charge offs has been very low for the Bank, management concludes that an allowance for credit losses of approximately 1.0% is an appropriate level. As of March 31, 1998 the allowance for credit losses was $1,246,000 or .99% of total loans.

Management believes that the allowance for credit losses is adequate based on its assessment of various factors, including present delinquent and nonperforming loans, past history of industry loan loss experience and future economic trends impacting the market area and customers served by the Bank.

LIQUIDITY AND CAPITAL RESOURCES

Bancorp's subsidiary, the Bank, has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the Bank's financial environment. In general, the Bank's major sources of liquidity are customer deposits, sales and maturities of securities, the use of borrowing lines with correspondent banks including Federal Home Loan bank borrowings, loan repayments and net cash provided by operating activities.

The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first three months of 1998. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income which is adjusted for non-cash items and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consisted primarily of both proceeds from and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Bank's deposit accounts.

As of March 31, 1998 the Bank had no outstanding borrowings on its lines of credit at correspondent banks including no borrowings at the Federal Home Loan Bank. The Bank did have a balance of $712,000 on its Treasury Tax and Loan note with the Federal Reserve Bank for the period ending March 31, 1998 and $2,814,000 for the same period in 1997.

As of March 31, 1998, shareholders' equity totaled $20,897,000 as compared to $19,411,000 for the same three month period in 1997, an increase of 7.66%. This increase in equity was primarily due to the Company's net income.

Capital ratios for the Company were as follows as of the dates indicated:

                                                                       Bancorp

                                 Adequately      Well
                                 Capitalized  Capitalized
                                  Standard     Standards   March 31, 1998   December 31, 1997
Tier 1 Leverage Ratio                 4%           5%           9.76%              9.69%
Tier 1 Risk Based Capital Ratio       4%           6%          16.36%             15.60%
Total Risk Based Capital Ratio        8%           10%         17.35%             16.30%

ITEM 3.  QUANTITATIVE & QUALITATIVE ANALYSIS ABOUT MARKET RISK

No material changes have occurred in market risk since reported on December 31, 1997.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

           None

ITEM 2.  CHANGES IN SECURITIES

           None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           None

ITEM 5.  OTHER INFORMATION

           None

ITEM 6.  EXHIBITS AND REPORTS ON FROM 8-K

(A)  EXHIBITS

     The following exhibit is filed as part of this report.

     27  Financial Data Schedule for the three months ended March 31, 1998.

(B)  REPORTS ON FORM 8-K

     A Form 8-K was filed by the Registrant during the first quarter of 1998. The Form 8-K related to a change in the Registrant's certifying accountant. No financial statements were filed with the Form 8-K. The date of the report on Form 8-K was January 9, 1998.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 /s/
                                                 -------------------------------
                                             By: Lark E. Wysham
                                                 Senior Vice President and
                                                 Chief Financial Officer

       Date:  May 12, 1998
             --------------------------

                                EXHIBIT INDEX


Exhibit      Description
Number
-------      ----------------------------------------------------------------

  27 Financial Data Schedule - This exhibit is included only in the electronic EDGAR filing version of this Form 10-Q. The financial data schedule is not a separate financial statement, but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.