Form 10-Q
period 1998-06-30
CITIZENS BANCORP/OR
filed 1998-07-28
CIK 1048575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                        Commission file number 000-23277

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

              YES    X           NO
                  -------            -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      3,891,137 shares as of July 28, 1998, no par.

                                CITIZENS BANCORP
                                    FORM 10-Q
                                  JUNE 30, 1998
                                      INDEX

                                                                                             Page
PART I.                                                                                    Reference

ITEM 1. - FINANCIAL INFORMATION - UNAUDITED

  Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997                        1

  Consolidated Statements of Income and Comprehensive Income for the three                     2
    months and six months ended June 30, 1998 and 1997

  Consolidated Statements of Changes in Shareholders' Equity                                   3

  Consolidated Statements of Cash Flows for six months ended June 30, 1998 and 1997            4

  Notes to Consolidated Financial Statements                                                   5

ITEM 2. - Management's Discussion and Analysis of Financial Condition                          6
and Results of Operations

ITEM 3. - Quantitative and Qualitative Disclosure about Market Risk                            11

PART II. - OTHER INFORMATION

ITEM 1. - Legal Proceedings                                                                    12

ITEM 2. - Changes in Securities                                                                12

ITEM 3. - Defaults Upon Senior Securities                                                      12

ITEM 4. - Submission of Matters to a Vote of Security Holders                                  12

ITEM 5. - Other Information                                                                    12

ITEM 6. - Exhibits and Reports on Form 8-K                                                     12

SIGNATURES                                                                                     13

                          PART I FINANCIAL INFORMATION
ITEM 1
CITIZENS BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

                                                                    JUNE 30, 1998   DECEMBER 31, 1997
ASSETS
     Cash and due from banks                                          $   8,476         $   9,268
     Interest bearing deposits in banks                                  14,614            15,299
     Federal funds sold                                                   1,000             2,800
     Securities available for sale                                       38,843            36,258
     Securities held to maturity                                          8,796             9,984

     Loans, net of unearned discount and prepaid fees                   134,700           121,470
     Allowance for credit losses                                         (1,294)           (1,201)
                                                                      ---------         ---------
     NET LOANS                                                        $ 133,406         $ 120,269

     Premises and equipment                                               2,732             2,756
     Accrued interest receivable                                          1,788             1,667
     Other assets                                                         1,459             1,816

     TOTAL ASSETS                                                     $ 211,114         $ 200,117
                                                                      =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Deposits:
       Demand                                                         $  35,853         $  35,683
       Savings and interest bearing demand                               73,896            70,562
       Time                                                              58,302            55,455
                                                                      ---------         ---------
     TOTAL DEPOSITS                                                   $ 168,051         $ 161,700

     Repurchase agreements                                               13,727            14,086
     Other borrowings                                                     6,939             2,814
     Dividends declared                                                       0             1,307
     Accrued interest and other liabilities                                 547               799

     TOTAL LIABILITIES                                                $ 189,264         $ 180,706
                                                                      ---------         ---------

SHAREHOLDERS' EQUITY
     Common stock (no par value); authorized 5,000,000 shares;
       issued and outstanding:  1998 - 3,891,137 shares;
       1997 - 1,922,321 shares                                            9,798             9,245
     Surplus                                                              4,715             4,715
     Undivided Profits                                                    7,289             5,388
     Valuation Allowance                                                     48                63
     TOTAL SHAREHOLDERS' EQUITY                                       $  21,850         $  19,411
                                                                      ---------         ---------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 211,114         $ 200,117
                                                                      =========         =========


See accompanying notes

CITIZENS BANCORP AND CITIZENS BANK
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousand, except per share amounts)

                                                                   SIX MONTHS ENDED            THREE MONTHS ENDED
                                                                        JUNE 30,                    JUNE 30,
                                                                1998           1997           1998           1997
INTEREST INCOME:
Loans                                                           6,535          5,961          3,380          3,003
Interest on deposits and federal funds sold                       401            205            145            111
Securities available for sale                                   1,118            796            568            373
Securities held to maturity                                       239            496            120            273
                                                                -----          -----          -----          -----
TOTAL INTEREST INCOME                                           8,293          7,458          4,213          3,760

INTEREST EXPENSE:
Deposits                                                        2,493          2,337          1,269          1,176
Short term borrowings                                              48             29             32             15
Repurchase agreements                                             269            196            129            112
                                                                -----          -----          -----          -----
TOTAL INTEREST EXPENSE                                          2,810          2,562          1,430          1,303

NET INTEREST INCOME                                             5,483          4,896          2,783          2,457

PROVISIONS FOR CREDIT LOSSES                                      104             90             59             45

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES           5,379          4,806          2,724          2,412

NON-INTEREST INCOME:
Service charges on deposit accounts                               431            411            227            210
Origination fees and gains on loans sold                           29             88             12             70
Gain(loss) on sales of securities available for sale               20              0              1              0
Other                                                             612            484            365            276
                                                                -----          -----          -----          -----
TOTAL NON-INTEREST INCOME                                       1,092            983            605            556

NON-INTEREST EXPENSE:
Salaries and employee benefits                                  1,834          1,644            911            840
Occupancy and equipment                                           481            467            252            244
Other                                                           1,197            908            631            498
                                                                -----          -----          -----          -----
TOTAL NON-INTEREST EXPENSE                                      3,512          3,019          1,794          1,582

INCOME BEFORE INCOME TAXES                                      2,959          2,770          1,535          1,386
                                                                -----          -----          -----          -----
INCOME TAXES                                                   (1,058)        (1,050)          (575)          (560)

NET INCOME                                                      1,901          1,720            960            826
                                                                =====          =====          =====          =====
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on available for sale
securities arising during the period                              (14)           (23)            (6)           (46)

COMPREHENSIVE INCOME                                            1,887          1,697            954            780
                                                                =====          =====          =====          =====

Per share data:
Basic earnings per share                                   $     0.49     $     0.45     $     0.25     $     0.21
Weighted average number of common
shares outstanding                                          3,889,607      3,842,868      3,889,607      3,842,868

CITIZENS BANCORP AND CITIZENS BANK
CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in Thousands)

                                                               SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                          NUMBER OF                                                 NET UNREALIZED
                                           COMMON         COMMON                                    GAINS (LOSSES)
                                           SHARES         STOCK                        UNDIVIDED      SECURITIES
                                         OUTSTANDING      AMOUNT         SURPLUS        PROFITS   AVAILABLE FOR SALE     TOTAL
Balance, at December 31, 1996             1,798,397      $   8,992      $   4,349      $   3,436      $      28       $  16,805

Net Income                                       --             --             --          1,720             --           1,720

Valuation adjustment, net                        --             --             --             --            (23)            (23)

Issuance of common stock                     32,385            162            366             --             --             528
                                          ---------      ---------      ---------      ---------      ---------       ---------

BALANCE, AT JUNE 30, 1997                 1,830,782      $   9,154      $   4,715      $   5,156      $       5       $  19,030

Balance, at December 31, 1997             1,922,321      $   9,245      $   4,715      $   5,388      $      62       $  19,410

Net Income                                       --             --             --          1,901             --           1,901

Valuation adjustment, net                        --             --             --             --            (14)            (14)

Issuance of common stock                     23,247            553             --             --             --             553

2 for 1 stock split (April 21, 1998)      1,945,569             --             --             --             --              --
                                          ---------      ---------      ---------      ---------      ---------       ---------

BALANCE, AT JUNE 30, 1998                 3,891,137      $   9,798      $   4,715      $   7,289      $      48       $  21,850

CITIZENS BANCORP AND CITIZENS BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                 1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $1,901         $1,720
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for credit losses                                                        104             90
Depreciation and amortization                                                      215            193
Stock dividends received                                                           (24)           (20)
Increase in interest receivable                                                   (121)           (98)
Decrease in interest payable                                                        (6)           (10)
Other                                                                             (135)            47
                                                                              --------         ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $1,934         $1,922

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest bearing deposits in banks                                 685          4,967
Net decrease in federal funds sold                                               1,800           (100)
Proceeds from maturities of available for sale securities                        1,000         13,000
Proceeds from sales of available for sale securities                            11,520              0
Proceeds from maturities of securities held to maturity                          2,974            751
Purchases of securities available for sale                                     (15,126)        (7,991)
Purchases of securities held to maturity                                        (1,770)             0
Increase in loans made to customers, net of principal collections              (13,266)        (2,430)
Purchases of premises and equipment and other                                       95           (330)
                                                                              --------         ------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                     ($12,088)        $7,867

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                                         6,351        (11,601)
Net (increase) decrease in repurchase agreements and other borrowings            3,766          2,524
Payment of dividends                                                              (755)          (541)
                                                                              --------         ------
NET CASH USED IN FINANCING ACTIVITIES                                           $9,362        ($9,618)


NET DECREASE IN CASH AND DUE FROM BANKS                                           (792)           171

CASH AND DUE FROM BANKS
Beginning of year                                                                9,268          8,416

END OF YEAR                                                                     $8,476         $8,587
                                                                              ========         ======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                    2,816          2,572
Income taxes paid                                                                1,100          1,038
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized losses on securities available for sale, net of tax                     (14)           (23)
Issuance of common stock through dividend reinvestment plan                        553            528

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

 3.  SHAREHOLDERS EQUITY AND NET INCOME PER COMMON SHARE

     The Board of Directors declared a 2 for 1 stock split on April 21, 1998, to Bancorp shareholders of record on that date. The weighted average sale price of Bancorp's stock for the month of April was $29.00 per share. The split resulted in an increase of shares outstanding from 1,945,568 to 3,891,137.

     All per share amounts have been restated to retroactively reflect stock dividends, stock purchased and stock splits previously reported.

 4.  CONTINGENCIES

     Unfunded loan commitments totaled $17,389,000 as of June 30, 1998 and $18,716,000 as of December 31, 1997.

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

     Citizens Bancorp is communicating with its large depositors and borrowers to ensure that these customers will be year 2000 compliant in their respective businesses.

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

OVERVIEW OF FINANCIAL RESULTS

Bancorp reported net income of $1,901,000, or $0.49 per share for the six months ended June 30, 1998. This was a 10.5% increase in net income as compared to $1,720,000 or $0.45 per share for the three months ended June 30, 1997. The foregoing per share information is adjusted for an increase in outstanding shares acquired through the Dividend Reinvestment Plan, stock dividends and stock splits.

The increased earnings described above were primarily the result of growth in the Bank's interest earning assets and net interest income.

LOAN PORTFOLIO

The composition of the loan portfolio was as follows (in thousands):

                                               June 30, 1998     December 31, 1997
                                               -------------     -----------------
Commercial                                       $  27,168          $  23,507
Agriculture                                         13,386             10,992
Real Estate
  Construction                                       7,656          $   5,459
  1-4 Family                                        32,616             34,625
  Other                                             49,326             42,142
Consumer Loans                                       5,251              5,423

Less:  unearned income and deferred fees              (703)              (678)

TOTAL LOANS                                      $ 134,700          $ 121,470

Less:  allowance for credit losses                  (1,294)            (1,201)
                                                 ---------          ---------
NET LOANS                                        $ 133,406          $ 120,269
                                                 =========          =========


INVESTMENT SECURITIES

The amortized cost and estimated book value of the investment securities held by the Bank, including unrealized gains and losses, at June 30, 1998 and December 31, 1997, are as follows (in thousands):

June 30, 1998                                         Amortized Cost   Estimated Fair Value   Unrealized Gains, net
AVAILABLE FOR SALE
U.S. Treasury Securities
  (Including securities of government agencies
  and corporations)                                       $38,136              $38,206              $    70
Other                                                         637                  637                    0
                                                          -------              -------              -------
                                                          $38,773              $38,843              $    70

June 30, 1998                                             Amortized Cost     Estimated Fair Value   Unrealized Gains, net
HELD TO MATURITY
U.S. Treasury Securities
  (Including securities of government agencies
  and corporations)                                            $4,499                $4,537                $   38
Obligations of State and Political Subdivisions                 4,297                 4,346                    49
                                                               ------                ------                ------
                                                               $8,796                $8,883                $   87


December 31, 1997                                       Amortized Cost      Estimated Fair Value   Unrealized Gains, net
AVAILABLE FOR SALE
U.S. Treasury Securities
  (Including securities of government agencies
  and corporations)                                         $35,554                $35,645                $    91
Other                                                           613                    613                      0
                                                            -------                -------                -------
                                                            $36,167                $36,258                $    91

HELD TO MATURITY
U.S. Treasury Securities
  (Including securities of government agencies
  and corporations)                                         $ 6,482                $ 6,536                $    54
Obligations of State and Political Subdivisions               3,502                  3,561                     59
                                                            -------                -------                -------
                                                            $ 9,984                $10,097                $   113

MATERIAL CHANGES IN FINANCIAL CONDITION

Changes in financial condition for the six months ended June 30, 1998 include an overall increase in total assets. At June 30, 1998 total assets increased 5.5%, or approximately $10,997,000 over total assets at December 31, 1997. Interest bearing bank deposits decreased approximately $685,000 and Federal funds sold decreased $1,800,000. The overall decrease in cash was effected by growth in loans to $134,700,000 at June 30, 1998 from $121,470,000 at December 31, 1997, an increase of $13,230,000 or 10.9 percent.

The increase in loans was primarily due to strong loan demand as a result of favorable economic conditions, increased marketing of loan products and increased calling activity of the Bank's loan officers. The Bank's diversified loan portfolio lessens the impact of seasonality, and concentration of debt by borrower type.

At June 30, 1998, the Bank held $1,000,000 in federal funds sold in comparison to $2,800,000 for the period ending December 31, 1997. The decrease in this category was due to the placement of funds into the interest bearing account held at the Federal Home Loan Bank due to a more favorable interest rate. Federal funds sold represents overnight investments of surplus funds which can fluctuate widely on a day to day basis. A majority of the Banks liquid funds are held in an interest bearing account at the Federal Home Loan Bank. The balances at the Federal Home Loan Bank at June 30, 1998 were $14,614,000 in interest bearing demand accounts. At December 31, 1997 the balances were $5,296,000 in interest bearing demand accounts and $10,000,000 in certificates of deposits.

The Bank experienced a net increase in total deposits to $168,051,000 at June 30, 1998 from $161,700,000 at December 31, 1997 which represents an increase of $6,351,000 or 3.9 percent. The increase was primarily due to a growth in the number of deposit accounts. The net increase in the number of deposit accounts was approximately 626 over the number of deposit accounts at December 31, 1997. Average total deposits for six months ending June 30, 1998 was $162,952,000 compared to $154,013,000 for the year ending December 31, 1997.

Management's deposit strategy continues to emphasize personal service and long-term customer relationships. The Bank strives to increase and retain core non-interest bearing deposits. The Bank is not dependent on large rate sensitive deposits. The Bank's goal is to keep its rate sensitivity neutral to increasing or declining interest rates.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

The Company reported net income of $1,901,000 or $.49 per share, for the six months ended June 30, 1998, compared to net income of approximately $1,720,000, or $.45 per share for the same period in 1997. This represents an increase in net income of 10.5 percent. Net income for the quarter ended June 30, 1998 was approximately $954,000, or $.25 per share, compared to net income of approximately $780,000, or $.21 per share, for the same period in 1997, up 22.3 percent.

Net interest income increased $587,000 or 11.9 percent for the six months ending June 30, 1998 and $326,000 or 13.3 percent for the three months ended June 30, 1998. The net increases during these periods resulted from increases in interest income exceeding the increases in interest expense.

Total interest income increased approximately $835,000 for the six months and approximately $435,000 for the quarter ended June 30, 1998 as compared to the same 1997 periods. These increases are primarily due to increases in loan volume. For the six month period ending June 30, 1998 total loans increased by $13,230,000 or 10.9 percent as compared to the same period in 1997.

Non-interest income increased approximately $109,000 for the six months ended June 30, 1998 as compared to the same six month period in 1997. For the quarter ending June 30, 1998 non-interest income increase approximately $49,000 as compared to the same quarter in 1997. These increases are attributable to the growth in service charge income as a result of deposit growth and increases in the volume of bankcard services over last year for the same periods.

Earnings per share increased to $.49 per share for the period ending June 30, 1998 as compared to $.45 for the same period in 1997. For the quarter ending June 30, 1998 earnings per share increased to $.25 as compared to $.21 for the same period in 1997.

Other non-interest expense increased approximately $493,000 for the six months ended June 30, 1998 as compared to the same six month period in 1997. This increase was primarily due to increases in expense relative to growth of the merchant bankcard and debit card products, an increase in depreciation expense due to the continuous updating of equipment relative to technology and computers, and increases in professional fees due to the holding company for new reporting processes.

Salaries and employee benefits increased approximately $190,000 for the six month period ending June 30, 1998 compared to the same six month period in 1997. These increases were primarily due to routine adjustments in officer and staff salaries and staff increases in the areas of financial management, human resources, and calling officers.

CREDIT LOSS PROVISION

The Bank maintains an allowance for credit losses on loans that occur from time to time as an incidental part of the business of banking. Loans are charged against this allowance for credit losses which is adjusted periodically to reflect changing loan volumes, risk potential in the portfolio and general economic conditions. Additions to the allowance for credit losses are made through a charge against income.

During the first six months ended June 30, 1998 the Bank funded the allowance for credit losses $104,000 from operations and $90,000 for the same six month period during 1997. The increase in the provision for credit losses was incurred to match the increased loan growth. The Bank experienced $11,000 in credit losses for the six months ended June 30, 1998 and no credit losses for the same period ended June 30, 1997. The historical level of charge offs has been very low for the Bank. Based on low credit losses and managements knowledge of the loan portfolio, the Bank is satisfied that the allowance for credit losses at June 30, 1998 of $1,294,000 or .96% of total loan is an appropriate amount.

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

The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first six months of 1998. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income which is adjusted for non-cash items and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consisted primarily of both proceeds from and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Bank's deposit accounts.

Management believes that the Bank's existing sources of liquidity will enable the Bank to fund its requirements in the normal course of business.

As of June 30, 1998, shareholders' equity totaled $21,850,000 as compared to $19,030,000 for the same six month period in 1997, an increase of $2,820,000 or 14.8%. This increase in equity was primarily due to the Company's increased net income.

Capital ratios for the Company were as follows as of the dates indicated:

                                                                                  Bancorp
                                       Adequately        Well
                                       Capitalized   Capitalized       June 30, 1998    December 31, 1997
                                        Standards     Standards
Tier 1 Leverage Ratio                       4%             5%                9.50%             9.69%
Tier 1 Risk Based Capital Ratio             4%             6%               15.77%            15.60%
Total Risk Based Capital Ratio              8%            10%               16.72%            16.30%


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

ITEM 1.     LEGAL PROCEEDINGS
               None

ITEM 2.     CHANGES IN SECURITIES
               None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
               None

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

            (a)  April 21, 1998, Annual Meeting

            (b)  Need not be completed

            (c) The following matter was voted upon at the Annual Meeting of Shareholders on April 21, 1998


                (1) The re-election of two (2) Directors for terms expiring in
                    2001 or until their successors have been elected and qualified.


                    Director:

                    WILLIAM V. HUMPHREYS
                        Votes cast for:     1,458,122
                        Votes cast against:       175
                        Votes withheld:         3,286
                        Abstain:                  167

                    JOHN TRUAX
                        Votes cast for:     1,458,297
                        Votes cast against:         0
                        Votes withheld:         3,286
                        Abstain:                  167

            (d)  None

ITEM 5.     OTHER INFORMATION
               None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 The following exhibit is filed as part of this report.

                 27.0 Financial Data Schedule for the six months ended June 30, 1998.

            (b)  Reports on Form 8-K

                 None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             Date: July 28,1998                        /s/ William V. Humphreys
                                                       ------------------------
                                                   By: William V. Humphreys
                                                       President and
                                                       Chief Executive Officer

             Date: July 28,1998                        /s/ Lark E. Wysham
                                                       ------------------------
                                                   By: Lark E. Wysham
                                                       Senior Vice President and
                                                       Chief Financial Officer