Form 10-Q
period 1998-09-30
CITIZENS BANCORP/OR
filed 1998-11-13
CIK 1048575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

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


                                  YES [X]  NO [ ]



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     3,891,137 shares as of October 30, 1998, no par.

                                CITIZENS BANCORP
                                    FORM 10-Q
                               September 30, 1998
                                      INDEX

                                                                                                                   Page
                                                                                                                 Reference
                                                                                                                 ---------
PART I.

   ITEM 1. - FINANCIAL INFORMATION - UNAUDITED

      Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997                                      1

      Consolidated Statements of Income and Comprehensive Income for the three
       months and nine months ended September 30, 1998 and 1997                                                       2

      Consolidated Statements of Changes in Shareholders' Equity                                                      3

      Consolidated Statements of Cash Flows for nine months ended September 30, 1998 and 1997                         4

      Notes to Consolidated Financial Statements                                                                      5

   ITEM 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations                 6 - 12

   ITEM 3. - Quantitative and Qualitative Disclosure about Market Risk                                               12

PART II. - OTHER INFORMATION

   ITEM 1. - Legal Proceedings                                                                                       13

   ITEM 2. - Changes in Securities                                                                                   13

   ITEM 3. - Defaults Upon Senior Securities                                                                         13

   ITEM 4. - Submission of Matters to a Vote of Security Holders                                                     13

   ITEM 5. - Other Information                                                                                       13

   ITEM 6. - Exhibits and Reports on Form 8-K                                                                        13

   SIGNATURES                                                                                                        14


                          PART I FINANCIAL INFORMATION

ITEM 1
CITIZENS BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

                                                                        SEPTEMBER 30,       DECEMBER 31,
                                                                           1998                1997
                                                                        -------------       ------------
ASSETS
      Cash and due from banks                                            $   9,979           $   9,268
      Interest bearing deposits in banks                                    14,835              15,299
      Federal funds sold                                                         0               2,800
      Securities available for sale                                         47,853              36,258
      Securities held to maturity                                            8,564               9,984

      Loans, net of unearned discount and prepaid fees                     134,570             121,470
      Allowance for credit losses                                           (1,343)             (1,201)
                                                                         ---------           ---------
      NET LOANS                                                            133,227             120,269

      Premises and equipment                                                 3,181               2,756
      Accrued interest receivable                                            2,171               1,667
      Other assets                                                           1,318               1,816

      TOTAL ASSETS                                                       $ 221,128           $ 200,117
                                                                         =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
      Deposits:
      Demand                                                             $  40,367           $  35,683
      Savings and interest bearing demand                                   75,600              70,562
      Time                                                                  63,089              55,455
                                                                         ---------           ---------
      TOTAL DEPOSITS                                                       179,056             161,700

      Repurchase agreements                                                 13,389              14,086
      Other borrowings                                                       4,839               2,814
      Dividends declared                                                         0               1,307
      Accrued interest and other liabilities                                   764                 799

      TOTAL LIABILITIES                                                    198,048             180,706
                                                                         ---------           ---------

SHAREHOLDERS' EQUITY
      Common stock (no par value); authorized 5,000,000 shares;
      issued and outstanding:  1998 - 3,891,137 shares;
      1997 - 1,922,321 shares                                                9,798               9,245
      Surplus                                                                4,715               4,715
      Undivided Profits                                                      8,295               5,388
      Unrealized gain (loss) on AFS securities, net of tax                     272                  63
                                                                         ---------           ---------
      TOTAL SHAREHOLDERS' EQUITY                                            23,080              19,411

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 221,128           $ 200,117
                                                                         =========           =========


See accompanying notes

CITIZENS BANCORP AND CITIZENS BANK
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousand, except per share amounts)

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                          ----------------------------      ----------------------------
                                                              1998             1997             1998             1997
                                                          -----------      -----------      -----------      -----------
INTEREST INCOME:
Loans                                                     $     3,469      $     3,095      $    10,004      $     9,056
Interest on deposits and federal funds sold                       227              151              628              356
Securities available for sale                                     620              431            1,738            1,227
Securities held to maturity                                       146              209              385              705
                                                          -----------      -----------      -----------      -----------
TOTAL INTEREST INCOME                                           4,462            3,886           12,755           11,344

INTEREST EXPENSE:
Deposits                                                        1,345            1,199            3,838            3,536
Short term borrowings                                              89               16              137               45
Repurchase agreements                                             133              130              402              326
                                                          -----------      -----------      -----------      -----------
TOTAL INTEREST EXPENSE                                          1,567            1,345            4,377            3,907

NET INTEREST INCOME                                             2,895            2,541            8,378            7,437

PROVISIONS FOR CREDIT LOSSES                                       66               45              170              135

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES           2,829            2,496            8,208            7,302

NON-INTEREST INCOME:
Service charges on deposit accounts                               241              215              672              626
Origination fees and gains on loans sold                           10                0               39               83
Gain(loss) on sales of securities available for sale                0                0               20                1
Other                                                             313              234              925              722
                                                          -----------      -----------      -----------      -----------
TOTAL NON-INTEREST INCOME                                         564              449            1,656            1,432

NON-INTEREST EXPENSE:
Salaries and employee benefits                                  1,009              863            2,843            2,507
Occupancy and equipment                                           255              236              736              703
Other                                                             624              308            1,821            1,444
                                                          -----------      -----------      -----------      -----------
TOTAL NON-INTEREST EXPENSE                                      1,888            1,407            5,400            4,654

INCOME BEFORE INCOME TAXES                                $     1,505      $     1,538      $     4,464      $     4,080
                                                          -----------      -----------      -----------      -----------

INCOME TAXES                                                     (499)            (523)          (1,557)          (1,573)

NET INCOME                                                $     1,006      $     1,015      $     2,907      $     2,507
                                                          ===========      ===========      ===========      ===========

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain (loss) on AFS securities, net                     224               70              219              (24)
Reclassification for gain included in net income                    0                0              (10)               0
                                                          -----------      -----------      -----------      -----------
                                                                  224               70              209              (24)
                                                          -----------      -----------      -----------      -----------
COMPREHENSIVE INCOME                                      $     1,230      $     1,085      $     3,116      $     2,483
                                                          ===========      ===========      ===========      ===========

Per share data:
Basic earnings per share                                  $      0.26      $      0.26      $      0.75      $      0.65
Weighted average number of common
shares outstanding                                          3,889,607        3,842,868        3,889,607        3,842,868


CITIZENS BANCORP AND CITIZENS BANK
CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in Thousands)

                                                         NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                                                               NET UNREALIZED
                                         NUMBER OF                                              GAINS (LOSSES)
                                          COMMON         COMMON                                  SECURITIES
                                          SHARES         STOCK                     UNDIVIDED     AVAILABLE
                                        OUTSTANDING      AMOUNT       SURPLUS      PROFITS        FOR SALE       TOTAL
                                        -----------    ---------     ---------     ---------   --------------  ---------
Balance, at December 31, 1996            1,798,397     $   8,992     $   4,349     $   3,436     $      28     $  16,805

Net Income                                      --            --            --         2,507            --         2,507

Valuation adjustment, net                       --            --            --            --            24            24

Issuance of common stock                    32,385           162           366            --            --           528
                                         ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, AT SEPTEMBER 30, 1997           1,830,782     $   9,154     $   4,715     $   5,943     $      52     $  19,864

Balance, at December 31, 1997            1,922,321     $   9,245     $   4,715     $   5,388     $      63     $  19,411

Net Income                                      --            --            --         2,907            --         2,907

Valuation, Net                                  --            --            --            --           209           209

Issuance of common stock                    23,247           553            --            --            --           553

2 for 1 stock split (April 21, 1998)     1,945,569            --            --            --            --            --
                                         ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, AT SEPTEMBER 30, 1998           3,891,137     $   9,798     $   4,715     $   8,295     $     272     $  23,080


CITIZENS BANCORP AND CITIZENS BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30
                                                                                 ----------------------
                                                                                   1998          1997
                                                                                 --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $  2,907      $  2,507
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for credit losses                                                           170           135
Depreciation and amortization                                                         310           178
Stock dividends received                                                              (36)          (30)
Increase in interest receivable                                                      (504)         (438)
Decrease in interest payable                                                           10             6
Other                                                                                  25            30
                                                                                 --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        $  2,882      $  2,388

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest bearing deposits in banks                         464         7,230
Net (increase) decrease in federal funds sold                                       2,800        (1,200)
Proceeds from maturities of available for sale securities                           3,000        18,000
Proceeds from sales of available for sale securities                               11,521             0
Proceeds from maturities of securities held to maturity                             5,074         1,076
Purchases of securities available for sale                                        (25,781)      (15,499)
Purchases of securities held to maturity                                           (3,636)         (223)
(Increase) decrease in loans made to customers, net of principal collections      (13,079)       (6,601)
Purchases of premises and equipment and other                                        (463)         (296)
                                                                                 --------      --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                        ($20,100)     $  2,487

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                17,356        (3,580)
Net increase (decrease) in repurchase agreements and other borrowings               1,328           392
Payment of dividends                                                                 (755)         (526)
                                                                                 --------      --------
NET CASH USED IN FINANCING ACTIVITIES                                            $ 17,929      ($ 3,714)


NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                                    711         1,161

CASH AND DUE FROM BANKS
Beginning of year                                                                   9,268         8,416

END OF YEAR                                                                      $  9,979      $  9,577
                                                                                 ========      ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                       4,367         3,901
Income taxes paid                                                                   1,575         1,661
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized losses on securities available for sale, net of tax                        210            40
Issuance of common stock through dividend reinvestment plan                           553           528


CITIZENS BANCORP
Notes to Consolidated Financial Statements

1.  BASIS OF PRESENTATION

The interim condensed consolidated financial statements include the accounts of Citizens Bancorp ("Bancorp"), a bank holding company and its wholly owned subsidiary, Citizens Bank ("Bank") after elimination of intercompany transactions and balances. Substantially all activity of Citizens Bancorp is conducted through its subsidiary bank.

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

4.  CONTINGENCIES

Unfunded loan commitments totaled $19.6 million as of September 30, 1998 and $18.7 million as of December 31, 1997.

5.  ACCOUNTING CHANGES

In the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), which was effective for years beginning after December 15, 1997. SFAS No. 130 requires that an entity report and display comprehensive income with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. With regard to the Company, currently the only items of comprehensive income are changes in the fair value of its available for sale securities portfolio. Accordingly, changes in the value of that portfolio during the period, net of tax, are reported as "Other Comprehensive Income" in the accompanying Consolidated Statement of Income and Comprehensive Income. Changes in the fair value of the available for sale securities portfolio for the nine months ended September 30, 1998, which were previously reported in the Consolidated Statement of Shareholders' Equity, have been reclassified and retroactively reported as Other Comprehensive Income. The cumulative adjustment, net of taxes, to record the available for sale securities portfolio at fair value at period end was previously reported as "Net unrealized gain (loss) on securities available for sale, net of tax" in the Company's consolidated balance sheets. That cumulative adjustment is now termed 'Accumulated other comprehensive income". There was no effect on previously reported net income as a result of this reporting change.

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

OVERVIEW OF FINANCIAL RESULTS

Bancorp reported net income of $2,907,000, or $0.75 per share for the nine months ended September 30, 1998. This was a 15.9% increase in net income as compared to $2,507,000 or $0.65 per share for the nine months ended September 30, 1997. The foregoing per share information is adjusted for an increase in outstanding shares acquired through the Dividend Reinvestment Plan, stock dividends and stock splits.

The increased earnings described above were primarily the result of growth in the Bank's interest earning assets and net interest income.

LOAN PORTFOLIO

The composition of the loan portfolio was as follows (in thousands):

                                             September 30,  December 31,
                                               1998           19977
                                             ---------      ---------
Commercial                                   $  26,890      $  23,507
Agriculture                                     12,867         10,992
Real Estate
   Construction                                  8,562      $   5,459
   1-4 Family                                   32,629         34,625
Other                                           49,602         42,142
Consumer Loans                                   4,649          5,423

Less:  unearned income and deferred fees          (629)          (678)

TOTAL LOANS                                  $ 134,570      $ 121,470

Less:  allowance for credit losses              (1,343)        (1,201)

                                             ---------      ---------
NET LOANS                                    $ 133,227      $ 120,269
                                             =========      =========

Transactions in the reserve for credit losses were as follows for the nine months ended September 30, 1998:

                                     1998       1997
                                    ------     ------
Balance at beginning of period      $1,201     $1,038
Provision charged to operations        170        135
Loans recovered                          0          0
Loans charged off                       28          0
                                    ------     ------
                                    $1,343     $1,173
                                    ======     ======


INVESTMENT SECURITIES
The amortized cost and estimated book value of the investment securities held by the Bank, including unrealized gains and losses, at September 30, 1998 and December 31, 1997, are as follows (in thousands):

                                                                                     Amortized       Estimated          Unrealized
September 30, 1998                                                                     Cost          Fair Value         Gains, net
AVAILABLE FOR SALE
U.S. Treasury Securities
(Including securities of government agencies
and corporations)                                                                     $46,764          $47,208          $   444
Other                                                                                     645              645                0
                                                                                      -------          -------          -------
                                                                                      $47,409          $47,853          $   444


                                                                                     Amortized       Estimated          Unrealized
September 30, 1998                                                                     Cost          Fair Value         Gains, net
HELD TO MATURITY
U.S. Treasury Securities
(Including securities of government agencies
and corporations)                                                                     $ 2,019          $ 2,043          $    24
Obligations of State and Political Subdivisions                                         6,545            6,678              133
                                                                                      -------          -------          -------
                                                                                      $ 8,564          $ 8,721          $   157


                                                                                      Amortized       Estimated          Unrealized
December 31, 1997                                                                       Cost          Fair Value         Gains, net
AVAILABLE FOR SALE
U.S. Treasury Securities
(Including securities of government agencies
and corporations)                                                                     $35,554          $35,645          $    91
Other                                                                                     613              613                0
                                                                                      -------          -------          -------
                                                                                      $36,167          $36,258          $    91
December 31, 1997
HELD TO MATURITY
U.S. Treasury Securities
(Including securities of government agencies
and corporations)                                                                     $ 6,482          $ 6,536          $    54
Obligations of State and Political Subdivisions                                         3,502            3,561               59
                                                                                      -------          -------          -------
                                                                                      $ 9,984          $10,097          $   113

MATERIAL CHANGES IN FINANCIAL CONDITION

Changes in the balance sheet for the nine months ended September 30, 1998 include an increase in total assets. The increase is primarily in loans and investments. These increases were mostly funded by an increase in total deposits and notes payable.

At September 30, 1998 total assets increased 10.5% or approximately $21.0 million over total assets at December 31, 1997. Major components of the change in total assets were:

         -     $2.8 million decrease in federal funds sold

         -     $13.1 million increase in loans

         -     $10.2 million increase in investments

         -     $1.2 million decrease in cash and cash equivalents

The increase in loans was primarily due to loan demand as a result of favorable economic conditions, increased calling activity by the Bank's loan officers and marketing of the Bank's personalized loan services. Loans increased from $121.4 million at December 31, 1997 to $134.5 million for the nine month period ending September 30, 1998. An increase of $13.1 million or 10.8 percent.

The increase in investments was a result of management's decision to place excess funds from growth in deposits into the investment portfolio. The timing of the maturities are determined by using the Bank's asset/liability model. The Bank increased its investments in tax-exempt municipal bonds, US Treasuries, and Government Agencies.

At September 30, 1998 the Bank had no federal funds sold in comparison to $2.8 million for the period ending December 31, 1997. The decrease was due to the placement of funds in to the interest bearing account held at the Federal Home Loan Bank due to a more favorable interest rate. The majority of the Banks liquid funds are held in its interest bearing account at the Federal Home Loan Bank. The balance at the FHLB at September 30, 1998 was $14.8 million in an interest bearing demand account. This account represents the Bank's surplus funds which can fluctuate widely on a day to day basis.

The Bank experienced a net increase in total deposits to $179.0 million at September 30, 1998 from $161.7 million at December 31, 1997 which represents an increase of $17.3 million or 10.7 percent. The increase was primarily due to a growth in the number of deposit accounts. The net increase in the number of deposit accounts was approximately 475 over the number of deposit accounts at December 31, 1997. Average total deposits for nine months ending September 30, 1998 was $165.9 million compared to $154.0 million for the year ending December 31, 1997.

Management believes deposit increases are a result of the Banks strategy to emphasize personal service and long-term customer relationships. The Bank strives to increase and retain core non-interest bearing accounts and does not rely on large, rate sensitive deposits.

Long-term borrowings from the Federal Home Loan Bank were utilized to fund and match large long-term customer loans. Long term borrowings increased by $4.8 million for the quarter ending September 30, 1998 as compared to year end December 31, 1997.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

The Company reported net income of $2,907,000 or $.75 per share, for the nine months ended September 30, 1998, compared to net income of approximately $2,507,000, or $.65 per share for the same period in 1997. This represents an increase in net income of 15.9 percent. Net income for the quarter ended September 30, 1998 was approximately $1,006,000, or $.26 per share, compared to net income of approximately $1,015,000, or $.26 per share, for the same period in 1997, down .9 percent.

Total interest income increased approximately $1,411,000 for the nine months and approximately $576,000 for the quarter ended September 30, 1998 as compared to the same 1997 periods. These increases are primarily due to increases in loan volume.

Net interest income increased $941,000 or 12.7 percent for the nine months ending September 30, 1998 and $354,000 or 13.9 percent for the three months ended September 30, 1998. The net increases during these periods resulted from increases in interest income exceeding the increases in interest expense. This increase is primarily due to the increase in loans and investments in 1998 as compared to 1997.

Non-interest income increased approximately $224,000 for the nine months ended September 30, 1998 as compared to the same nine month period in 1997. For the quarter ending September 30, 1998 non-interest income increase approximately $115,000 as compared to the same quarter in 1997. These increases are attributable to the growth in service charge income as a result of deposit growth and increases in the volume of bankcard services over last year for the same periods.

Earnings per share increased to $.75 per share for the period ending September 30, 1998 as compared to $.65 for the same period in 1997. For the quarter ending September 30, 1998 earnings per share remained the same for the same period in 1997.

Salaries and employee benefits increased approximately $336,000 for the nine month period ending September 30, 1998 compared to the same nine month period in 1997. These increases were primarily due to routine adjustments in officer and staff salaries and staff increases in the areas of loan officers, calling officers, and operational staff.

Other non-interest expense excluding salaries and employee benefits increased approximately $410,000 for the nine months ended September 30, 1998 as compared to the same nine month period in 1997. This increase was primarily due to increases in expense relative to growth of the merchant bankcard and debit card products, an increase in depreciation expense due to the continuous updating of equipment relative to technology and computers.

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

During the first nine months ended September 30, 1998 the Bank funded the allowance for credit losses $170,000 from operations and $135,000 for the same nine month period during 1997. The increase in the provision for credit losses was incurred to match the increased loan growth. The Bank experienced $28,000 in credit losses for the nine months ended September 30, 1998 and no credit losses for the same period ended September 30, 1997. The historical level of charge offs has been very low for the Bank. Management's assessment of the reserve for credit losses includes various factors such as current delinquent and non-performing loans, historical analysis of industry credit loss experience, knowledge of the present and anticipated economic future of its market area and loan grades. The Bank is satisfied that the allowance for credit losses at September 30, 1998 of $1,343,000 or .99% of total loans is an appropriate amount.

YEAR 2000 ISSUES

Citizens Bancorp first became aware of the Year 2000 (Y2K) problem through a combination of industry contacts and the Federal Financial Institutions Examination Council (FFIEC) statement "The Effect of Year 2000 on Computer Systems" issued in June 1996. The problem, as it is commonly defined, arose out of a shortage of disk space in the early 1960's and 1970's. Instead of storing dates as four digits (1997), they were shortened to two digits (97). However, when the clock rolls over to 2000, many systems will think "00" is 1900, rather than 2000. Hardware or software that runs on a time schedule or involves calculations based on dates can be seriously affected. Without correction, the expanded date formats of the new millennium will cause many operating systems to produce incorrect data or cause them to fail completely.

At Citizens Bancorp we recognize this problem as one of more than just a technological/mechanical risk. We see the Y2K problem representing a regulatory and ongoing business operations challenge not only to our business but to those that we interact with as well.

The Y2K challenge is a particular problem for financial institutions, since many financial transactions, such as interest accruals and payments, are date sensitive. It also may affect the operations of third parties with whom Citizens Bancorp and its subsidiary Citizens Bank (collectively, the "Company") do business, including the Company's vendors, suppliers, utility companies, and customers.

The Company is committed to addressing these Y2K challenges in a prompt and responsible manner. The Company's year 2000 compliance plan ("Y2K Plan") follows the five-step approach outlined by the FFIEC of Awareness, Assessment, Renovation, Validation, and Implementation in mitigating this risk on all fronts. The Company has substantially completed the awareness and assessment phases, although appropriate follow-up activities are continuing to occur. The Company is currently involved in the testing phase of the Y2K Plan. Validation will take place after each piece of testing is completed and renovation will continue to be done on an "as needed" basis.

The Company has assigned primary responsibility for the Y2K project to its Chief Operating Officer. The Company has also formed a Y2K committee, consisting of appropriate representatives from its critical operational areas. In addition, the Company provides periodic reports to its Board of Directors in order to assist them in overseeing the Company's Y2K Readiness.

During the Assessment phase of our Y2K preparation, an individual analysis of each hardware, software and time sensitive environmental application used by the Company was completed. This assessment included a risk evaluation, which measured the criticality of the application, a rating of confidence of the Company to achieve a compliant status, and a determination of the level of control the Company has in effecting change in the compliance process. The designation "Mission Critical", meaning those systems that should they fail would have a significant adverse impact on the Company's operations and financial condition as well as those of its customers, and "Non Mission Critical", meaning those system which are less essential to functionality of the Company, were then assigned to each application.

The Company has also requested documentation of compliance from the vendor of each application. In addition, a primary solution for on site compliance of each application as used was selected and a testing approach was established. An individual contingency plan was then written for each application should testing fail or functionality be effected after the date change.

Well in advance of all federally mandated time frames, the Company has internally established and is currently on track with the following tables:

           Mission Critical testing complete                          12/31/98

           Mission Critical process validation complete                3/31/99

           Mission Critical remediation as necessary complete          3/31/99

           Non-Mission Critical testing complete                       3/31/99

           Non-Mission Critical process validation complete            6/30/99

           Non-Mission Critical remediation as necessary complete      6/30/99

The Company has established a budget for extraordinary expenses related to Y2K of approximately $300,000. The budget includes an estimation of both real costs and lost opportunities relative to investments and loans. Approximately $37,000.00 of this amount has already been incurred.

The potential risk involved with issues brought about by the advent of Y2K are extensive and could be serious in nature. The possible interruption of business operations for the Company, its customers, and vendors has the potential to impact financial condition, liquidity, and create a material loss of revenue. Based on the Company's extensive investment of resources, both human and financial, in preparing for the issues surrounding Y2K and the highly regulated nature of the business, management anticipates that the Company will be well prepared to avoid any significant detrimental effects. Since the Company has drawn specific contingency plans for each application it uses that could be impacted by Y2K, the worst case scenario is believed to stem from the potential of environmental Y2K failures, such as power or telecommunications, the preparation for which are generally out of the Company's control. The Company continues to monitor the progress of these entities toward Y2K compliance and by June of 1999 will more fully develop the contingency plans for environmental failure as more specifics of readiness for these vendors are available. The Company also anticipates the possible scenario of several borrowing customers experiencing short term Y2K cash flow problems and a pre-Y2K increase in cash demand by all customers. If the Company has borrowers that experience Y2K cash flow problems, they will be dealt with in the same routine manner by which normal cash flow interruptions experienced by borrowers are addressed. Any increase in cash demand will be funded by the Company's normal currency ordering procedures funded by deposits held at the Federal Reserve Bank and investments maturing in 1999. The Company has sufficient liquidity to cover anticipated withdrawals. In summary, the Company believes it will be Y2K compliant by its internally established timelines which are well ahead of the actual century date change and will have sufficient contingency plans in place to maintain a satisfactory level of business operations.

LIQUIDITY AND CAPITAL RESOURCES

Bancorp's subsidiary, Citizens Bank, has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the Bank's financial environment. Generally, the Bank's major sources of liquidity are customer deposits, sales and maturities of securities, the use of borrowing lines with correspondent banks including Federal Home Loan Bank borrowings, loan repayments and net cash provided by operating activities.

The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first nine months of 1998. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income which is adjusted for non-cash items and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consisted primarily of both proceeds from and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Bank's deposit accounts.

Management believes that the Bank's existing sources of liquidity will enable the Bank to fund its requirements in the normal course of business.

As of September 30, 1998, shareholders' equity totaled $23,080,000 as compared to $19,411,000 for the same nine month period in 1997, an increase of $3,669,000 or 18.9%. This increase in equity was primarily due to the Company's increased net income.

The Federal Reserve Board and the Federal Deposit Insurance Corporation have established minimum requirements for capital adequacy for member banks and bank holding companies. The requirements address both risk-based capital and leveraged capital.

Capital ratios for the Company were as follows as of the dates indicated:

                                                                                           Bancorp
                                        Adequately         Well
                                        Capitalized     Capitalized   September 30, 1998            December 31, 1997
                                         Standards       Standards
Tier 1 Leverage Ratio                       4%              5%                  10.40%                    9.69%
Tier 1 Risk Based Capital Ratio             4%              6%                  16.16%                   15.60%
Total Risk Based Capital Ratio              8%              10%                 17.12%                   16.30%



FORWARD LOOKING STATEMENTS

Certain statements in this report may constitute forward-looking statements within the definition of the "safe-harbor" provisions of the Private Securities Reform Act of 1995. Such forward-looking statements are based on reasonable assumptions by the Company's management within its current knowledge of the Company's business and operations. These forward-looking statements are subject to significant uncertainties which could cause actual results to differ materially from those set forth in such statements. Forward-looking statements can be identified by words such as "believe," "estimate," "anticipate," "expect," "intend," "will," may," "should," or other similar phrases or words. Readers are cautioned not to place undue reliance on forward-looking statements. The Company does not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of the report or to reflect the occurrence of unanticipated events other than in its periodic filings with the SEC.

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

                27.0 Financial Data Schedule for the six months ended September
                 30, 1998.

           (b)  Reports on Form 8-K

                None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    Date:  November 9,1998             /s/ William V. Humphreys
                                                       -------------------------
                                                  By:  William V. Humphreys
                                                       President and
                                                       Chief Executive Officer

                    Date:  November 9,1998             /s/ Lark E. Wysham
                                                       -------------------------
                                                  By:  Lark E. Wysham
                                                       Senior Vice President and
                                                       Chief Financial Officer