Form 10-K
period 1998-12-31
CITIZENS BANCORP/OR
filed 1999-03-29
CIK 1048575

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998

[ ] TRANSACTIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ___________

                         Commission File No. 000-23277

                              CITIZENS BANCORP/OR
                      (Name of registrant in its charter)

                                                 91-1841688
               Oregon                        (I.R.S. Employer
     (State of incorporation)               Identification No.)

                           275 Southwest Third Street
                                  P.O. Box 30
                            Corvallis, Oregon 97339
                    (Address of principal executive offices)
                  Registrant's telephone number: (541) 752-5161

                     Agent for service: Lark E. Wysham, CFO
                           275 Southwest Third Street
                        Telephone number: (541) 752-5161

      Securities registered under Section 12(b) of the Exchange Act: none

Securities registered under Section 12(g) of the Exchange Act: common stock, no par value

     Indicate by check mark whether registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 122 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     The aggregate market value of registrant's voting and non-voting common equity held by non-affiliates is $52,296,335 based on the most recent reported sale of registrant's common stock on March 26, 1999 at a price of $17.00 per share. As of March 26, 1999 there were 3,927,706 shares of registrant's common stock issued and outstanding, of which 3,076,255 were held by non-affiliates.

     DOCUMENTS INCORPORATED BY REFERENCE. Part III of this Form 10-K incorporates by reference the 1999 Annual Meeting Proxy Statement sent to registrant's shareholders in connection with the April 21, 1999 Annual Meeting of Shareholders.

                                      INDEX

                                                                       PAGE
DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS                          1

PART I

        ITEM 1 -  BUSINESS: GENERAL RECENT DEVELOPMENTS                  1

        ITEM 2 -  PROPERTIES                                             12

        ITEM 3 -  LEGAL PROCEEDINGS                                      14

        ITEM 4 -  SUBMISSIONS OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                       14

PART II

        ITEM 5 -  MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS                        14

        ITEM 6 -  SELECTED FINANCIAL DATA                                17

        ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS          19

        ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                      36

        ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA            38

        ITEM 9 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS          65

PART III

        ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT         65

        ITEM 11 - EXECUTIVE COMPENSATION                                 66

        ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT                                  66

        ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         66

PART IV

        ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  AND REPORTS ON FORM 8-K                                66

SIGNATURES                                                               68

EXHIBIT INDEX                                                            69

                                     PART I


DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this report may constitute forward-looking statements within the definition of the "safe-harbor" provisions of the Private Securities Reform Act of 1995. Such forward-looking statements are based on reasonable assumptions by the Company's management within its current knowledge of the Company's business and operations. These forward-looking statements are subject to significant uncertainties which could cause actual results to differ materially from those set forth in such statements. Forward-looking statements can be identified by words such as "believe," "estimate," "anticipate," "expect," "intend," "will," "may," "should," or other similar phrases or words. Readers are cautioned not to place undue reliance on forward-looking statements. The Company does not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of the report or to reflect the occurrence of unanticipated events other than in its periodic filings with the SEC.

ITEM 1. BUSINESS

Citizens Bancorp ("Bancorp"), an Oregon Corporation, was organized under an agreement and plan of reorganization and merger for formation of one-bank holding company dated October 15, 1996. Bancorp was formed at the direction of the Board of Directors of Citizens Bank for the sole and express purpose of becoming the holding company of the Bank.

ORGANIZATIONAL STRUCTURE OF BANCORP

Bancorp operates through a two-tiered corporate structure. At the holding company level the affairs of Bancorp are overseen by a Board of Directors elected by the shareholders of Bancorp at the annual meeting of shareholders. The affairs of the Bank are overseen by a Board of Directors elected by Bancorp, the sole owner of the Bank. As of the date of this report, the respective members of the Board of Directors of the Bank and of the Board of Directors of Bancorp are identical.

Bancorp authorized the issuance of 5,000,000 no par shares of common stock. 750,000 shares have been set aside for the purposes of the dividend reinvestment plan of which 23,247 shares have been issued as of December 31, 1998. As of December 31, 1998 there were 3,891,137 shares of common stock issued and outstanding. Citizens Bank is the transfer agent for Citizens Bancorp's stock.

Bancorp plans no business at this time other than the supervision of its only subsidiary Citizens Bank.

THE BANK

Citizens Bank was chartered October 1, 1957 (charter #333) by the State of Oregon as a commercial bank. The Bank has seven branches located in Oregon doing business in the counties of Benton, Linn, and Lane. The Bank's main office and two other branches are located in Corvallis, Oregon. The other branches are in Albany, Junction City, Philomath, and Veneta, Oregon.

The Bank has its second Albany branch office under construction. Planned opening date is mid-February 1999. The branch is located at 2230 SW Pacific Blvd. With the opening of this branch, the bank will have locations in East and West Albany. Albany is a fast growing market place for small to medium size businesses. The Bank specializes in loans to small and medium size businesses and is well positioned to meet the need for business loans in Albany. The Bank's strategic focus is relationship banking and anticipates substantial opportunity for both deposit and loan growth in Albany. The manager for the new West Albany branch is currently the assistant manager of the East Albany branch and has lending experience and expertise. The Bank is currently negotiating the purchase of land in McMinnville, Oregon for a new branch. The Bank anticipates opening the McMinnville branch in a temporary facility by late spring 1999 and a permanent building by year-end 1999.

The Bank's culture focuses on collaborative decision making, human resources, branch autonomy, business development, and relationship banking. The Bank continuously strives for outstanding customer service, quality of products, operational efficiency, and collaborative management. As a result of its culture the Bank continues to show good growth as evidenced by the five-year history of growth in the following selected areas.

           (THOUSANDS)                1998       1997         1996        1995       1994
   -----------------------------   --------    --------    --------    --------   --------
   Net Income                      $  3,840    $  3,341    $  3,138    $  2,659    $ 2,208
   Return on Average Equity           17.64%      17.53%      19.27%      19.05%     18.27%
   Return on Average Assets            1.83%       1.79%       1.81%       1.66%      1.45%
   Average Assets to Average
   Equity                             10.36%      10.21%       9.42%       8.85%      7.99%
   Dividend Payout Ratio              35.63%      39.11%      34.38%      39.75%     39.18%
                                   --------    --------    --------    --------   --------
   Total Loans (net)                130,707     120,269     114,648     100,715     89,396
                                   ========    ========    ========    ========   ========
   Total Deposits                   188,235     161,700     161,834     138,694    134,924
                                   ========    ========    ========    ========   ========
   Total Assets                     233,978     200,117     191,887     162,907    155,600
                                   ========    ========    ========    ========   ========

The long-term benefit to the Bank of its cultural and management style is consistent growth and development of the Bank over time. Risk levels have been greatly reduced because of expertise in loan, investment, operational, and human resource management.

The primary business strategy of the Bank is to provide community banking and related services to individuals, professionals, and small and medium-sized businesses. The Bank emphasizes customer relationships, attention to the needs of the customer, and a high level of service. The Bank's primary marketing focus is on small to medium-sized businesses and commercial customers.

The Bank offers deposit accounts, safe-deposit boxes, consumer lending, commercial lending, and commercial and residential real estate lending. Commercial loans include operating lines of credit, equipment and real estate financing, capital needs, and other traditional financing products.

The Bank also has a growing emphasis in financing farm operations, equipment, and property.

The Bank's loan portfolio has some concentrations in real estate secured loans, primarily commercial properties.

Deposit products include regular and "package" checking accounts, savings accounts, certificates of deposit, money market accounts, and IRA accounts.

The Bank offers a debit card, check guarantee card, ATM card as well as a MasterCard and VISA card as part of its retail banking services. The Bank also operates a small residential mortgage loan origination department that originates loans and sells them into the secondary market. The Bank offers extended banking hours in selected locations as well as Saturday banking. ATM machines are also available at seven (7) locations offering 24-hour transaction services, including cash withdrawals, deposits, account transfers, and balance inquiries. The new West Albany branch will have a 24-hour drive-up ATM, giving the Bank a total of eight ATM locations.

The Bank also offers its customers a 24-hour automated telephone service that offers account transfers and balance inquiries.

EMPLOYEES

At December 31, 1998 Citizens Bank had approximately 111 full-time equivalent employees. None of these employees are represented by labor unions. A number of benefit programs are available to eligible employees including group medical insurance plans, paid vacation, paid sick leave, group life insurance, and a 401(A) plan.

COMPETITION

At December 31, 1998, Citizens Bank was among the top 10 largest commercial banks headquartered in the State of Oregon as measured by the State of Oregon's division of Finance and Corporate Securities. The Bank competes with other commercial banks as well as savings and loan associations, credit unions, mortgage companies, insurance companies, investment banks, securities brokerages and other non-bank financial service providers. Banking in the State of Oregon has been substantially dominated by several very large banking institutions whose headquarters are out of state. They include Wells Fargo Bank, U. S. Bank, Key Bank, Washington Mutual Bank, First Security Bank, and Bank of America. Together these large organizations hold a majority of the deposit and loan balances held by banks in the State of Oregon. Citizens Bank attempts to offset some of the advantages of these larger competitors through superior relationship building with the customer, better service, quicker response to the customers' needs, and local decision-making. We rely on the fact that many businesses and individuals within small Oregon communities want to see their money stay within the local economy, rather than see it used to fund properties in distant places.

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

SUPERVISION AND REGULATION - GENERAL

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

BANCORP

As a bank holding company, Bancorp is subject to the Bank Holding Company Act of 1956 ("BHCA"), as amended, which places Bancorp under the supervision of the Board of Governors of the Federal Reserve System ("FRB"). In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities related to banking. Certain recent legislation designed to expand interstate branching and relax federal restrictions on interstate banking may expand opportunities for bank holding companies (for additional information see below under the heading "The Bank - Interstate Banking and Branching"). However, the full impact of this legislation on Bancorp is unclear at this time.

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

SECURITIES REGISTRATION AND REPORTING. Bancorp is subject to the registration and reporting requirements of the Federal Securities Laws. The periodic reports, Proxy Statements, and other information filed by Bancorp with the Securities and Exchange Commission ("SEC") can be inspected and copied or obtained from the Washington, D.C., office of the SEC. In addition, the securities issued by Bancorp are subject to the registration requirements of the Securities Act of 1933 and applicable state securities laws unless exceptions to registrations are available.

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

BANKING

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

Some of the significant areas of bank regulation, including significant federal legislation affecting state-chartered banks, are generally discussed below.

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

Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 1998, the Bank was not subject to any regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

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

The main office of Citizens Bank is located in the heart of the business and retail center ("downtown") Corvallis, Oregon. The building was built in 1977 and has approximately 30,000 square feet of space on two levels above ground and a full basement. The upper (2nd) floor is occupied by the administrative support team, which includes the President/Chief Executive Officer, the Chief Financial Officer, the Human Resources Officer, the Chief Operations Officer, the Compliance Officer, the Loan Administrator, Administrative Assistant's, Payroll Clerk, and the Loan Service Center.

The 1st floor serves as the main banking office for the Bank. It is occupied by a manager, a lending staff, an operations staff, tellers, marketing officer, new accounts staff, and mortgage department staff.

The basement is occupied by the Accounts Service Center. It includes a manager, two operations officers, proof and data processing staff, inventory, wire transfer, telephone, and courier staff. All of the Bank's centralized functions, i.e., management, proof and data information, loan documentation, loan administration, cash services, mail services, accounting and human resources, occur in this building. The Bank owns this building.

The Bank also operates six (6) other branches, of which three (3) are owned and three (3) are leased. These buildings range in size from 2500 square feet to approximately 9,000 square feet. Their primary function and use is to provide banking service to the Bank's customers. The Bank has a lease on the land for the new West Albany branch for which it began paying in July of 1998. The aggregate monthly rental of leased buildings and land is $9,870. The following sets forth all branch offices of the Bank.

       Main Office                           Tri-County Office
       275 SW Third Street                   955 Ivy Street
       Corvallis, Oregon                     Junction City, Oregon

       Circle Office(1)                      Philomath Office
       978 NW Circle Blvd.                   1224 Main Street
       Corvallis, Oregon                     Philomath, Oregon

       University Office(2)                  Applegate Office(3)
       855 NW Kings Blvd.                    88312 Territorial Road
       Corvallis, Oregon                     Veneta, Oregon

       East Albany Office                    West Albany Office(4)
       2315 14th Ave SE                      (opening February 1999)
       Albany, Oregon                        2230 Pacific Blvd SE
                                             Albany, Oregon

(1) Premises leased under an original lease agreement dated May 1, 1970 and a supplemental lease agreement dated August 16, 1994. The lease expires January 1, 2020.
(2) Premises leased under a lease agreement dated August 1, 1998. The lease expires July 31, 2003.
(3) Premises leased under a supplemental lease agreement dated October 30, 1998. The lease expires on December 31, 2003 which the right to renew for two additional periods of five years each.
(4) Ground lease under ground lease agreement dated May 29, 1998. The lease expires in year 2048.

ITEM 3. LEGAL PROCEEDINGS

As of the date of filing this Form 10K neither Bancorp nor its subsidiary were a party to any material legal proceedings. Further, management is not aware of any threatened or pending lawsuits or other proceedings against Bancorp or its subsidiary which, if determined adversely, would have a material effect on the business or financial position of either of them. Bancorp or the Bank may from time to time become a party to litigation in the ordinary course of business, such as debt collection litigation or an appearance as a creditor in a bankruptcy case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 1998, no matters were submitted to the security holders through the solicitation of proxies or otherwise.

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

                                               HIGH                         LOW
                                               -----                       -----
                     1993                       6.00                        4.50
                     1994                       7.25                        6.07
                     1995                       7.25                        5.63
                     1996                      15.00                        9.00
                     1997                      15.00                        9.00
                     1998                      15.00                       14.50
            Per share information for the current and prior periods reflect the effect of the stock dividends and stock splits.

The following table sets forth certain transaction prices per share for shares of Citizens Bank and Bancorp common stock for the quarterly periods shown. This information is subject to the qualifications set forth above.

                                                HIGH                       LOW
                                               ------                     ------
            FIRST QUARTER 1997                 $10.88                     $ 9.00
            SECOND QUARTER 1997                $11.50                     $10.50
            THIRD QUARTER 1997                 $11.75                     $11.50
            FOURTH QUARTER 1997                $15.00                     $12.50

            FIRST QUARTER 1998                 $15.00                     $11.50
            SECOND QUARTER 1998                $15.00                     $14.50
            THIRD QUARTER 1998                 $18.00                     $17.25
            FOURTH QUARTER 1998                $18.00                     $16.25

CITIZENS BANK/BANCORP, COMMON EQUITY HOLDING. As of December 31, 1998, there were 3,891,136.608 shares outstanding, held by 775 shareholders of record. As of February 28, 1999, there were 782 holders of Citizens Bancorp and 3,927,705.608 shares outstanding. All of the shares issued since December 31, 1998 were issued under the terms of the dividend reinvestment plan.

Holders are determined on the basis of ownership. Each entity that owns one or more shares is determined to be a holder. Holders can be individuals, partnerships, corporations, trusts, or any entity that can legally hold assets in the State of Oregon. Two or more individuals together can also be a holder, such as a husband and wife, or a parent and child.

Bancorp has no formal dividend policy. The amount of any dividend is determined by the Bancorp Board of Directors and depends on the amount of profits generated and the growth objectives of Bancorp and the Bank, together with other factors considered by the Board in its discretion. Under Oregon law certain restrictions on the payment of dividends apply. Under these restrictions, a bank or holding company may not declare or pay any dividend in an amount greater than its retained earnings, without prior approval from the State Division of Finance and Corporate Securities.

Bancorp's management intends to follow the same practices and methods for declaring dividends that were followed by Citizens Bank, and expects to pay yearly dividends. The following sets forth, for the calendar years shown, the cash and stock dividends per share of common stock declared by Citizens Bancorp in 1998 and by Citizens Bank for the preceding years.

                             CASH DIVIDEND         STOCK DIVIDEND          STOCK SPLIT
                             -------------         --------------     --------------------
               1992                $.25                  10%                    --
               1993                 .275                 10%                    --
               1994                 .30                  10%                    --
               1995                 .30                  --           1 for 5 stock split
               1996                 .30                  --           2 for 1 stock split
               1997                 .34                   5%                    --
               1998                 .36                  --           2 for 1 stock split
         Per share information for the current and prior periods reflect the effect of the stock dividends and stock splits.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company's consolidated financial statements and accompanying notes presented herein.

                                                              Year ended December 31,
                                                         (In thousands except share data)
                                                                           % increase
                                                                            (decrease)
                                                                             1997 to
                                                    1998          1997         1998          1996         1995          1994
                                                ----------    ----------   -----------   ----------    ----------    ----------
EARNINGS
Total interest income .......................   $   16,947    $   15,152      11.9%      $   13,704    $   12,732    $   10,928
Total interest expense ......................        5,917         5,286      11.9%           5,034         4,725         3,655
Net interest income .........................       11,030         9,866      11.8%           8,670         8,007         7,273
                                                ----------    ----------   -----------   ----------    ----------    ----------
Provision for possible credit
losses ......................................          236           165      43.0%             135           100            72
                                                ----------    ----------   -----------   ----------    ----------    ----------
Net interest income after
provision for possible credit
losses ......................................       10,794         9,701      11.3%           8,535         7,907         7,201
                                                ----------    ----------   -----------   ----------    ----------   -----------
Total other operating income ................        2,226         1,857      19.9%           1,569         1,503         1,311
                                                ==========    ==========   ===========   ==========    ==========    ==========
Total other operating expense                        7,153         6,194      15.5%           5,306         5,212         5,132
                                                ==========    ==========   ===========   ==========    ==========    ==========
Income before taxes .........................        5,867         5,364       9.4%           4,798         4,198         3,380
Income taxes ................................        2,027         2,023        .2%           1,660         1,539         1,172
Net income ..................................   $    3,840    $    3,341      14.9%      $    3,138    $    2,659    $    2,208
                                                ==========    ==========   ===========   ==========    ==========    ==========
PER COMMON SHARE(1)
Net income ..................................   $      .99    $      .87      13.8%      $      .83    $      .72    $      .61
Cash dividends ..............................          .36          0.34       5.9%            0.30          0.30          0.30
Book value ..................................         5.81          5.05      15.0%            4.45          3.36          3.38
                                                ----------    ----------   -----------   ----------    ----------    ----------
Weighted average number of
common shares outstanding ...................    3,889,607     3,844,642                  3,776,578     3,699,146     3,631,314
                                                ----------    ----------   -----------   ----------    ----------    ----------
PERIOD END BALANCES
Total assets ................................   $  233,978    $  200,117      16.9%      $  191,887    $  162,907    $  155,600
Net loans ...................................      130,707       120,269       8.7%         114,648       100,715        89,396
Deposits ....................................      188,235       161,700      16.4%         161,834       138,694       134,924
Repurchase agreements .......................       16,299        14,086      15.7%          10,040         7,891         5,774
Shareholders' equity ........................       22,585        19,411      16.4%          16,805        14,269        12,274
                                                ----------    ----------   -----------   ----------    ----------    ----------
PERFORMANCE RATIOS
Return on Average Assets ....................         1.83%         1.79%                      1.81%         1.66%         1.45%
Return on Average Equity ....................        17.64%        17.53%                     19.27%        19.05%        18.27%
Average Assets to Average
Equity ......................................        10.36%        10.21%                      9.42%         8.85%         7.99%
                                                ----------    ----------   -----------   ----------    ----------    ----------

(1) Per share amounts and the average number of shares outstanding have been restated for, stock dividends of 10% in 1994 and 5% in 1997, a 2-for-1 stock split in 1998, a 2-for-1 stock split in 1996, and a 1 for 5 stock split in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996.

Earnings per share for the three years ended 1998, 1997, and 1996 was $.99, $.87 and $.83, respectively.

NET INCOME. For the three years ended December 31, 1998, Citizens Bancorp's (in year's 1998 and 1997) and Citizens Bank's (in year 1996) net income was $3.840 million, $3.341 million, and $3.138 million, respectively. 1998 net income increased $.499 million or 14.9% over 1997, which increased $.203 million or 6.5% over 1996. Bancorp's increased net income in 1998 is primarily due to increased income from loans, loan fees, and investment income. This increase was due to volume increases. Average yield on loans remained relatively constant over the year. Net income was assisted by an increase in earning assets to total assets and a decrease in the average yield paid on average interest-bearing liabilities. Average earning assets to average total assets for the years 1998, 1997 and 1996 are 93.6%, 93.2%, and 93.3%, respectively. Average yield on earning assets for the same periods was 8.8%, 8.9% and 8.7%, respectively.

Bancorp's 1998 net income was negatively impacted by increased expenses in salary and benefits, costs associated with the planning of two new branches, and investment in a computer network (LAN/WAN). Management sees these expenditures as investments in increased productivity and capacity and should result in consistent year-to-year future earnings growth.

INTEREST INCOME. Interest income totaled $16.9 million for the year ended December 31, 1998, an 11.9% increase over the $15.1 million for 1997, which was 10.6% over the $13.7 million generated in 1996. This increase in income was due primarily to increased loan and investment volume.

INTEREST EXPENSE. Interest expense for the year ended December 31, 1998 was $5.9 million, an 11.9% increase over the $5.3 million expense for 1997, and a 5.0% increase over the $5.0 million expense in 1997. These increases are due to deposit volume increases.

NET INTEREST INCOME. Net interest income during the years 1998, 1997, and 1996 grew to $11.0 million from $9.9 million and $8.7 million, respectively. Additionally, for the same periods beginning with 1998, net interest margins were 5.8%, 5.9% and 5.6%, respectively. Changes in the net interest margins were primarily due to increased volumes and the changing interest rate environment.

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

                                                AVERAGE BALANCES AND TAX-EQUIVALENT NET INTEREST MARGIN
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER                                     1998                          1997                          1996
        31,
  (In thousands)                            ----------------------------------------------------------------------------------------
                                            Average    Int.     Avg.      Average     Int.    Avg. Rate   Average    Int.     Avg.
                                            Balance   Income    Rate      Balance    Income    Earned/    Balance   Income    Rate
                                                     (Expense) Earned/             (Expense)    Paid              (Expense)  Earned/
                                                                Paid                                                           Paid
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans (2) ..............................    $130,895   $13,396   10.23%   $119,157  $12,250   10.28%     $107,718   $10,850   10.07%
INVESTMENT SECURITIES:
    Taxable ............................      45,193     2,645    5.86%     39,265     2,386    6.08%      38,610     2,315    6.00%
    Tax-exempt (1) .....................       5,787       373    6.45%      3,918       330    8.43%       5,603       455    8.11%
                                            --------   -------   -----    --------  --------  ------     --------   -------   -----
    TOTAL
    INVESTMENT
    SECURITIES                                50,980     3,018    5.93%     43,183     2,716    6.29%      44,213     2,770    6.26%
                                            ========   =======   =====    ========  ========  ======     ========   =======   =====
Interest bearing
deposits in banks and
federal funds sold .....................      14,937       843    5.64%     11,915       557    4.67%       9,430       464    4.92%
TOTAL EARNING ASSETS ...................     196,722    17,257    8.77%    174,255    15,523    8.91%     161,361    14,084    8.73%
                                            ========   =======   =====    ========  ========  ======     ========   =======   =====
Cash and due from banks                        8,357                         7,548                          8,367
Premises and equipment .................       2,904                         2,717                          2,694
Other assets ...........................       3,424                         3,393                          1,469
Reserve for possible
credit losses ..........................      (1,299)                       (1,128)                          (962)
                                            --------                      --------                       --------
TOTAL ..................................    $210,198                      $186,785                       $172,929
                                            ========                      ========                       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Savings, MMDA, NOW ...................    $ 74,518    (1,960)   2.63%   $ 68,601    (1,903)   2.77%    $ 64,358    (1,798)   2.79%
  Time .................................      60,014    (3,226)   5.38%     53,673    (2,872)   5.35%      52,130    (2,798)   5.37%
                                            --------   -------   -----    --------  --------  ------     --------   -------   -----
    TOTAL INTEREST-
    BEARING DEPOSITS ...................     134,532    (5,186)   3.85%    122,274    (4,775)   3.91%     116,488    (4,596)   3.95%
                                            ========   =======   =====    ========  ========  ======     ========   =======   =====
Repurchase agreements ..................      14,225      (525)   3.69%     11,361      (450)   3.96%       9,883      (390)   3.95%
Other borrowings .......................       3,961      (206)   5.20%      1,349       (61)   4.60%       1,123       (48)   4.27%
                                            --------   -------   -----    --------  --------  ------     --------   -------   -----
TOTAL INTEREST-BEARING
LIABILITIES ............................     152,718    (5,917)   3.87%    134,984    (5,286)   3.92%     127,494    (5,034)   3.95%
                                            ========   =======   =====    ========  ========  ======     ========   =======   =====
Demand deposits ........................      34,792                        31,713                         28,299
Other liabilities ......................         918                         1,022                            850
Shareholders' equity ...................      21,770                        19,066                         16,286
                                            --------                      --------                       --------
TOTAL ..................................    $210,198                      $186,785                       $172,929
                                            ========   =======   =====    ========  ========  ======     ========   =======   =====
Net interest margin (1) ................               $11,340                       $10,236                        $ 9,050
Interest income as a % of avg. earning .                          8.78%                         8.91%                          8.73%
assets
Interest expense as a %  of avg. earning                          3.01%                         3.03%                          3.12%
assets
Net interest margin ....................                          5.77%                         5.88%                          5.60%

(1) Includes taxable equivalent adjustments related to income on securities that is exempt form federal income taxes. The federal statutory rate was 34%

(2) For purposes of these calculations, nonaccrual loans are included in the average loan balance outstanding. Loan fees and late charges of $971, $812 and $572 are included in interest income for 1998, 1997 and 1996.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volumes and rates. CHANGES NOT DUE SOLELY TO VOLUME OR RATE CHANGES ARE ALLOCATED TO VOLUME AND RATE IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

                                         1998 versus 1997              1997 versus 1996
                                -----------------------------------------------------------------
                                       Increase (decrease)           Increase (decrease)
                                         due to change in              Due to change in
                                -----------------------------------------------------------------
                                Average     Average       Net     Average     Average       Net
                                Volume       Rate       Change    Volume       Rate       Change
                                -------     -------     ------    -------     -------     -------
                                                          (in thousands)
INTEREST INCOME
Loans ......................     $1,207      $ (61)     $1,146     $1,172        $228      $1,400
Investment securities ......        397        (95)        302        (65)         11         (54)
Interest-bearing deposits in
banks and federal funds sold        258         28         286        117         (24)         93
                                 ------      ------     ------     ------        ----      ------
TOTAL INTEREST INCOME ......      1,862       (128)      1,734      1,224         215       1,439
                                 ======      =====      ======     ======        ====      ======
INTEREST EXPENSE
Savings deposits ...........         84        (27)         57        118         (13)        105
Time deposits ..............        345          9         354         83          (9)         74
Repurchase agreements ......         87        (12)         75
Other borrowings ...........        141          4         145         69           5          74
                                 ------      ------     ------     ------        ----      ------
TOTAL INTEREST EXPENSE .....        518        (32)        631        270         (17)        253
                                 ======      =====      ======     ======        ====      ======
CHANGES IN NET
INTEREST INCOME ............     $1,344      $ (96)     $1,103     $  954        $232      $1,186
                                 ======      =====      ======     ======        ====      ======

The following table further reflects changes in average balances and rates from December 31, 1998 to December 31, 1997.

INCREASE (DECREASE) IN AVERAGE BALANCE:                 INCREASE (DECREASE) IN AVERAGE RATE:
---------------------------------------                 ------------------------------------
Loans                                   9.85%           Loans                                (.49)%
Investments                            17.63%           Investments                         (5.89)%
Fed Funds & Deposits                   25.36%           Fed Funds & Deposits                20.77%
                                      ------                                                -----
TOTAL EARNING ASSETS                   12.85%           TOTAL EARNING ASSETS                (1.48)%
                                      ======                                                ======
Savings, NOW, MMDA                      8.63%           Savings, NOW, MMDA                  (5.32)%
Time                                   11.81%           Time                                  .56%
Repurchase Agreements                  25.21%           Repurchase Agreements               (7.32)%
Other Borrowings                      293.62%           Other Borrowings                    13.04%
                                      ------                                                -----
TOTAL INT BEAR LIABILITIES             13.14%           TOTAL INT BEAR LIABILITIES          (1.29)%
                                      ======                                                =====

The following chart further reflects changes in average balances and rates from December 31, 1997 to December 31, 1996.

INCREASE (DECREASE) IN AVERAGE BALANCE:                 INCREASE (DECREASE) IN AVERAGE RATE:
---------------------------------------                 ------------------------------------
Loans                                  10.62%           Loans                                 2.06%
Investments                           (2.33)%           Investments                           0.39%
Fed Funds & Deposits                   26.35%           Fed Funds & Deposits                 (4.99)%
                                      ------                                                 -----
TOTAL EARNING ASSETS                    7.99%           TOTAL EARNING ASSETS                  2.06%
                                      ======                                                 =====
Savings, NOW, MMDA                      6.59%           Savings, NOW, MMDA                   (0.71)%
Time                                    2.96%           Time                                 (0.31)%
Repurchase Agreements &                                 Repurchase Agreements &
Other Borrowings                       15.48%           Other Borrowings                      1.22%
                                      ------                                                 -----
TOTAL INT BEAR LIABILITIES              5.87%           TOTAL INT BEAR LIABILITIES           (0.80)%
                                      ======                                                 =====

NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE CREDIT LOSSES. Net interest income after provision for possible credit losses was $10.8 million at December 31, 1998, $9.7 million at December 31, 1997, and $8.5 million at December 31, 1996. Total provision for possible credit loss expense for the three years ending December 31, 1998, was $236,000, $165,000, and $135,000 respectively.
Total provision expense was increased due to loan volume increases. Recoveries were $14,000, $0, and $15,000 in 1998, 1997, and 1996. Charge-offs of $32,000,
$2,000, and $8,000 were realized during the same periods. The Bank has a history of very low credit loss experience. Management believes the quality of the loan portfolio is outstanding due to strong internal controls, good loan policy standards, experienced loan officers, and the strong economy in Oregon. The reserve for possible credit losses to total loans for the years ended December 31, 1998, 1997, and 1996, respectively, were 1.07%, .99%, and .88%.

NON-INTEREST INCOME. Non-interest income (total other operating income) was $2.2 million for the year ended December 31, 1998, an 19.9% increase from $1.8 million for 1997, and an 18.4% increase from $1.6 million in 1996. These increases are due to increased service charges and customer fee income which is primarily a function of increased volumes of accounts. Very few rate increases have been made in service charges and fees during this period. During 1997 and 1998, the low and declining interest rate environment on term loans generated refinance activity and new home purchases, resulting in an increased volume of home loans made for sale into the secondary market. Gains on the sale of these loans represented a substantial portion of the increase the Bank experienced in other operating income.

NON-INTEREST EXPENSE. Non-interest expenses (other operating expenses) have increased during the last three years ending December 31, 1998 to $7.2 million from $6.2 million in 1997 and $5.3 million in 1996. A 15.5% increase or a $1 million increase occurred from 1997 to 1998 and a 16.6% or a $.9 million increase occurred from 1996 to 1997. These increases in non-interest expense are in correlation and are a direct result of increased non-interest income. The specific areas of increase occurred in increased salaries and benefits, equipment, occupancy, professional fees, marketing, printing, office supplies, communications, and other expenses. At the end of 1998 the Bank had the staff for its new West Albany branch hired and trained for the early

1999 opening. The Bank had also hired a manager and assistant manager to plan the branch in McMinnville due to open early Spring 1999. This added to the increase in salary and benefits expense. Overall increases are a result of the Bank's increased volume, and management's increased emphasis on business development, marketing, auditing, and human resource management.

Opening new offices results in higher operating costs, which are not offset until a certain level of growth in loans and deposits is achieved. Initially, new branch offices will increase non-interest expenses, thus having an adverse effect on net income for Bancorp. At the end of 1998, Bancorp employed 111 full-time equivalent employees compared to 108 at year end 1997 and 99 at year end 1996. The Bank has been able to increase staff productivity through training, education, and improved hiring practices.

Increases in non-interest expense is generally caused by higher operating levels associated with growth in business volume. Bancorps total assets at December 31, 1998, were 21.9% greater than total assets of the Bank at December 31, 1996.

INCOME TAXES. Income tax expense for 1998 was $2,027 or 34.5% of net income before taxes, 1997 was $2,023 or 37.7% of net income before taxes. In 1996 the tax provision was $1,660 or 34.6% of net income before taxes. Bancorp's tax rate of 34.6% is lower than in 1997 due to an increased percentage of Bancorp's income being generated by tax exempt items primarily in the Bank's investment portfolio.

ASSET/LIABILITY MANAGEMENT. Bancorp uses an asset/liability modeling system called ALX to estimate the degree of interest rate risk and market risk inherent in its mix of interest earning assets and interest bearing liabilities. Bancorps profitability is dependent to a large extent on net interest income. Bancorp is very slightly asset sensitive, meaning that interest earning assets mature or are otherwise subject to repricing at a slightly faster rate than interest bearing liabilities. A significant decrease in market rates could adversely impact the net earnings of Bancorp. In contrast, an inclining interest rate environment could have a positive affect on net interest income. Bancorps strategy is to keep a position that is very close to "balanced". That is, the repricing of assets and liabilities would move much at the same rate. Because the current position is only slightly asset sensitive the net interest margin should increase slightly when rates increase and decrease slightly when rates fall.

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

Deposits are Bancorp's primary source of new funds. At December 31, 1998, total deposits were $188.2 million, $161.7 million at December 31, 1997, and $161.8 million at December 31, 1996. The Bank also had REPO'S (securities sold under agreements to repurchase) for the periods of

December 31, 1998, 1997, and 1996 of $16.2 million, $14.1 million, and $10.0 million, respectfully. The overall cost of funds was as follows:

                                      COST OF FUNDS
                              ------------------------------
                               1998         1997        1996
                              ------       ------      -----
                              3.87%        3.92%       3.95%

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

The average daily amount of deposits and rates paid on deposits is summarized for the periods indicated in the following table:

                                     1998                   1997                   1996
        ----------------------------------------------------------------------------------------
        (In Thousands)        Amount $    Rate %     Amount $     Rate %     Amount $    Rate %
        ----------------------------------------------------------------------------------------
        DEPOSITS
        Demand               $ 34,758        --      $ 31,713        --     $ 28,299       --
        Savings              $ 74,518      2.63%     $ 68,601      2.77%    $ 64,358      2.79%
        Time                 $ 60,014      5.38%     $ 53,673      5.35%      52,130      5.37%
                             --------                --------               --------
        TOTAL                $169,290                $153,987               $144,787
                             ========                ========               ========

The following table indicates the amount of the Bank's certificates of deposits with balances equal to or greater than $100,000 classified by time remaining until maturity as of December 31, 1998.

                       Maturity Period               Certificates of Deposit
               -------------------------------------------------------------
                                         In Thousands
               3 months or less                               9,786
               3 months through 6 months                      3,418
               6 months through 12 months                     2,888
               Over 12 months                                 4,875
                                                             ------
               TOTAL                                         20,967
                                                             ======

The following table is a summary of securities sold under repurchase agreement
(REPO) for each of the last three years.

                                         (Dollars in Thousands)
                                         ----------------------
                                                     1998           1997        1996
                                                  -----------     -------     --------
Securities sold under agreement to repurchase:
Average interest rate
      At year end ............................           3.10%       3.28%       3.24%
      For the year ...........................           3.69%       3.96%       3.95%
Average amount outstanding
during the year ..............................    $    14,225     $11,361     $ 9,883
Maximum amount outstanding at
any month end ................................    $    16,299     $14,086     $11,231
Amount outstanding at year end ...............    $    16.299     $14,086     $10,040

CAPITAL RESOURCES. The Bank is subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines that involve quantitative measures of the Bank's assets, and certain off-balance-sheet items as calculated under regulatory accounting practices, the Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As of December 31, 1998, the most recent notification from the Bank's regulator categorized the Bank as well-capitalized under the applicable regulations. To be categorized as "well-capitalized," the Bank must maintain at least 10% total risk based capital, 6% Tier 1 risk based capital and 5% Tier 1 leverage capital. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table indicates Citizens Bancorp capital adequacy position at December 31, 1998, and at December 31, 1997, and compares those positions to capital adequacy requirements.

                                     Citizens Bancorp
                                     ----------------                  For Capital
                                          Actual                    Adequacy Purposes
       (in thousands)                     ------                    -----------------
  AS OF DECEMBER 31, 1998:         Amount          Ratio         Amount          Ratio
------------------------------    -------          -----         ------          -----
Total Risk-Based Capital (to
Risk-Weighted Assets)              23,448          16.5          11,346           =>8%
Tier 1 Capital (to
Risk-Weighted Assets)              22,029          15.5           5,673           =>4%
Tier 1 Capital (to average
Total Assets)                      22,029           9.8           9,012           =>4%

AS OF DECEMBER 31, 1997:
Total Risk-Based Capital (to
Risk-Weighted Assets)             $20,185          16.6%         $9,735           >8%
                                                                                  -
Tier 1 Capital (to
Risk-Weighted Assets)             $18,984          15.6%         $4,868           >4%
                                                                                  -
Tier 1 Capital (to Average
Total Assets)                     $18,984          9.7%          $7,855           >4%
                                                                                  -

Shareholders equity increased to $22.6 million at December 31, 1998 from $19.4 million in 1997 and $16.8 million in 1996. Bancorp's (Citizens Bank in 1996) shareholders average equity, as a percentage of average assets were 10.4% at December 31, 1998, 10.2% at December 31, 1997, and 9.4% at December 31, 1996.

In a changing interest rate environment the value of the Bank's available for sale portfolio may be negatively impacted and therefore may cause a reduction in reported shareholders equity. Equity grew at 16.4% over the period between December 31, 1997 and December 31, 1998, while assets grew by 16.9% over the same period.

At December 31, 1998, the Bank had no material commitment for capital expenditures that would negatively impact Bancorp's capital position.

INVESTMENT PORTFOLIO

The following table shows Investments Held to Maturity.

                                          In Thousands
                            -------------------------------------
                             Outstanding Balance at December 31,
                                              1998
                            -------------------------------------
                            Estimated Fair Value   Amortized Cost      % of Portfolio
                            --------------------   --------------      --------------
U.S. Treasury Securities            $2,036            $2,014                3.33%
Federal Agency
Obligations ............               501               484                 .80%
Obligations of State and
Political Subdivisions .             7,320             7,235               11.94%
                                    ------            ------               -----
TOTAL ..................            $9,857            $9,733               16.07%
                                    ======            ======               =====

                                                In Thousands
                               ------------------------------------------
                                   Outstanding Balance at December 31,
                                                    1997
                               ------------------------------------------
                               Estimated Fair Value        Amortized Cost       % of Portfolio
                               --------------------        --------------       --------------
U.S. Treasury Securities              $6,036                    $6,000              12.98%
Federal Agency
Obligations                              500                       482               1.04%
Obligations of State and
Political Subdivisions                 3,561                     3,501               7.57%
                                     -------                    ------              -----
TOTAL                                $10,097                    $9,983              21.59%
                                     =======                    ======              =====

                                                In Thousands
                               ------------------------------------------
                                   Outstanding Balance at December 31,
                                                    1996
                               ------------------------------------------
                               Estimated Fair Value        Amortized Cost       % of Portfolio
                               --------------------        --------------       --------------
U.S. Treasury Securities              $10,066                   $10,007              21.21%
Federal Agency
Obligations                               657                       650               1.38%
Obligations of State and
Political Subdivisions                  5,042                     5,078               9.72%
                                      -------                   -------              -----
TOTAL                                 $15,765                   $15,735              32.31%
                                      =======                   =======              =====

The following table sets forth the maturities and weighted average yields of securities held to maturity at December 31, 1998.


                                                                 IN THOUSANDS
                                               ----------------------------------------------------
                                                              After 1 year, but  After 5 years, but
Amount                                         Within 1 year    before 5 years     before 10 years    After 10 years
------                                         -------------  -----------------  ------------------   --------------
U.S. Treasury Securities ......................    2,014               0                   0                   0
Federal Agency
Obligations ...................................        0               0                   0                   0
Obligations of State and
Political Subdivisions ........................      591           2,355               3,724               1,049
                                                   -----           -----               -----               -----
TOTAL .........................................    2,605           2,355               3,724               1,049
                                                   =====           =====               =====               =====
Weighted Average Yield(*)
U.S. Treasury Securities ......................     6.03%              0                   0                   0
Federal Agency
Obligations ...................................        0               0                   0                   0
Obligations of State and
Political Subdivisions ........................     5.69%           4.44%               4.28%               4.45%
                                                   -----           -----               -----               -----
TOTAL .........................................     5.95%           4.44%               4.28%               4.45%
                                                   =====           =====               =====               =====

(*) Yield on tax exempt delegations have not been computed on a tax equivalent basis

The following tables show Investments Available for Sale.


                                               In Thousands
                               ------------------------------------------
                                   Outstanding Balance at December 31,
                                                   1998
                               ------------------------------------------
                               Estimated Fair Value        Amortized Cost       % of Portfolio
                               --------------------        --------------       --------------
U.S. Treasury Securities              26,864                    26,679               44.34
Federal Agency
Obligations                           23,334                    23,137               38.51
Obligations of State and
Political Subdivisions                     0                         0                   0
Other Securities                         657                       657                1.08
                                      ------                    ------               -----
TOTAL                                 50,855                    50,473               83.93
                                      ======                    ======               =====

                                               In Thousands
                               ------------------------------------------
                                    Outstanding Balance at December 31,
                                                   1997
                               ------------------------------------------
                               Estimated Fair Value        Amortized Cost       % of Portfolio
                               --------------------        --------------       --------------
U.S. Treasury Securities              $22,075                  $22,027               47.73%
Federal Agency
Obligations                            13,570                   13,527               29.35%
Obligations of State and
Political Subdivisions                      0                        0                   0
Other Securities                          613                      613                1.33%
                                      -------                  -------               ------
TOTAL                                 $36,258                  $36,167               78.41%
                                      =======                  =======               ======

                                               In Thousands
                               ------------------------------------------
                                    Outstanding Balance at December 31,
                                                   1996
                               ------------------------------------------
                               Estimated Fair Value        Amortized Cost       % of Portfolio
                               --------------------        --------------       --------------
U.S. Treasury Securities             $23,564                   $23,540              50.42%
Federal Agency
Obligations                            7,535                     7,517              16.12%
Obligations of State and
Political Subdivisions                     0                         0                  0
Other Securities                           0                         0               1.15%
                                     -------                   -------              ------
TOTAL                                $31,099                   $31,057              66.54%
                                     =======                   =======              ======

The following table sets forth the maturities, weighted average maturities, and weighted average yields of securities available for sale.

                                                   After 1 year, but       After 5 years, but
Amount                         Within 1 year       before 5 years          before 10 years          After 10 years
------                         -------------       -----------------       ------------------       --------------
U.S. Treasury Securities           13,604               13,260                      0                      0
Federal Agency
Obligations                         7,556               15,778                      0                      0
Obligations of State and
Political Subdivisions                  0                    0                      0                      0
Other Securities                      657                    0                      0                      0
                                   ------               ------                     --                     --
TOTAL                              21,817               29,038                      0                      0
                                   ======               ======                     ==                     ==

                                                Investments Available For Sale
                             ------------------------------------------------------------------------
                                             After 1 year, but    After 5 years, but
                             Within 1 Year   before 5 years        before 10 years     After 10 years
                             -------------   ------------------   ------------------   --------------
Weighted Average Yield(*)
-------------------------
U.S. Treasury Securities          5.43            5.28                   0                   0
Federal Agency
Obligations                       6.05            5.69                   0                   0
Obligations of State and
Political Subdivisions               0               0                   0                   0
Other Securities                  7.58               0                   0                   0
                                  ----            ----                  --                  --
TOTAL                             5.71            5.50                   0                   0
                                  ====            ====                  ==                  ==

(*) Yield information is computed using amortized cost balances and does not give effect to changes in fair value that are reflected as a component of shareholders equity.

LENDING AND CREDIT MANAGEMENT. Interest on loans is the primary source of income for Bancorp. Net loans represented 55.9% of total assets as of December 31, 1998. The Bank works to serve the credit needs of the entire community, however its primary focus for lending is small-to-medium sized businesses, professionals, and individuals for commercial and real estate related financing needs. Substantially all of the Bank's loans are to customers located within the Bank's service areas.

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

At December 31, the following table sets forth the composition of the Bank's Loan Portfolio by type of loan as of the dates indicated.

                                                  In Thousands
                                                  ------------
                           1998               1997                1996               1995               1994
                           ----               ----                ----               ----               ----
Type of Loan        Amount      %      Amount      %      Amount       %      Amount      %      Amount     %
------------      --------     --    --------     --     --------     --     --------    --     -------    --
Commercial        $ 26,234     20%   $ 23,507     20%    $ 21,975     19%    $ 21,169    21%    $21,858    24%
Agriculture         12,402      9%     10,992      9%       9,072      8%       8,834     9%      7,742     9%
Real Estate
  Construction       7,900      6%      5,459      4%       3,865      3%       4,065     4%      2,543     3%
     1-4 Family     31,390     24%     34,625     28%      34,322     29%      30,993    31%     25,080    28%
     Other          50,421     38%     42,142     35%      40,300     35%      31,833    32%     25,317    28%
Other                   --     --          --     --           --     --          105    --           9    --
Consumer             4,393      3%      5,423      4%       6,861      6%       5,240     4%      8,187     8%
                  --------    ----   --------    ----    --------    ----    --------    ----   -------    ----
TOTAL LOANS        132,740           $122,148            $116,395            $102,239           $90,736
                  ========    ====   ========    ====    ========    ====    ========    ====   =======    ====
Less Deferred
Loan Fees             (614)              (678)               (709)               (628)             (496)
Less Allowance
for Credit Loss
Reserve
                    (1,419)            (1,201)             (1,038)               (896)             (844)
                  --------    ----   --------    ----    --------    ----    --------    ----   -------    ----
NET LOANS         $130,707    100%   $120,269    100%    $114,648    100%    $100,715    100%   $89,396    100%
                  ========    ====   ========    ====    ========    ====    ========    ====   =======    ====

Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans deemed to be uncollectable, or when the principal or interest payment becomes 90 days past due. At December 31, 1998, the Bank had loans totaling $447,000 that were 90 days or more past due and still accruing interest because in management's judgement all of the principal and accrued interest was deemed collectable and not subject to loss.

The following table shows the contractual maturity of the Bank's gross loans at December 31, 1998. Loans having no stated schedule of repayments and no stated maturity, demand loans, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, deferred loan fees and discounts and allowance for losses on loans. The table does not reflect any estimate of prepayments, which significantly shorten the average life of all loans and may cause the Bank's actual repayment experience to differ from that shown below.


                                              In Thousands
                                              ------------
                                            After 1 year, but       After 5 years, but
                        Within 1 year        before 5 years          before 10 years         After 10 years
                        -------------       -----------------       ------------------       --------------
Commercial                  9,860                8,068                    2,012                  2,904
Agriculture                 8,375                2,385                      262                      0
Real Estate
  Construction              8,106                    0                        0                      0
   1-4 Family               3,080                1,813                    5,269                 20,970
   Other                    3,630                6,163                    7,134                 37,414
Consumer                    1,260                2,644                      628                    149
                           ------               ------                   ------                 ------
TOTAL                      34,311               21,073                   15,305                 61,437
                           ======               ======                   ======                 ======

The following table sets forth the dollar amount of all loans due one year or more after December 31, 1998, which have fixed interest rates and have floating or adjustable interest rates.

                             In Thousands
                             ------------
                        Fixed Rates     Floating or Adjustable Rates
                        -----------     ----------------------------
Commercial                 7,313                    5,671
Agriculture                1,094                    1,553
Real Estate
     Construction             97                    2,991
     1-4 Family           11,540                   16,511
     Other                20,667                   30,044
Consumer                   3,290                      132
                          ------                   ------
TOTAL                     44,001                   56,902
                          ======                   ======


PROVISION FOR POSSIBLE CREDIT LOSSES

The provision for credit losses charged to operating expense is based on the Bank's credit loss experience and certain other factors determined by management that deserve recognition in estimating credit losses. Management monitors the loan portfolio to ensure that the reserve for possible credit losses is adequate to cover outstanding loans.

It is Bank policy that once each quarter, (in January, April, July, and October) Bank management makes recommendations to the Board regarding the adequacy of the Bank's credit loss reserves and the amount of the provision that should be charged against earnings for the next three months. The Board then makes a decision regarding these amounts and these decisions are communicated to the Banks' Lending Officers.

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

4. Unallocated. The Board may from time to time increase the credit loss reserve to an amount that is larger than is needed to meet specific, general, and special reserves requirements. The Board does this by adding unallocated reserves. The Board does this when it is uncomfortable with the amount of the calculated allocation, when it foresees an economic downturn, or it otherwise sees a need for additional reserves.

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

As of December 31, 1998, the Bank held in its reserve for possible credit losses a total of $1.4 million.

The following table presents the relationship of the reserve for possible credit loss to the loan portfolio as of December 31, 1998, 1997, 1996, 1995, and 1994.

                                                                    (IN THOUSANDS)
                                                                    --------------
                                                               BALANCE AT END OF PERIOD:
                                                               -------------------------
                               1998                 1997                 1996               1995                    1994
                               ----                 ----                 ----               ----                    ----
                                   % of                 % of                 % of                 % of                   % of
                                   Loans                Loans                Loans                Loans to               Loans
                                   to Total             to Total             to Total             Total                  to Total
                       $ Amount    Loans     $ Amount   Loans     $ Amount   Loans     $ Amount   Loans      $ Amount    Loans
                       --------    --------  --------   --------  --------   --------  --------   --------   --------    --------
DOMESTIC:
    Commercial,
    Financial, &
    Agricultural            482       32%       403      28%        216      27%        207       29%            211      33%
    Real Estate -
    Construction             31        3%        27       5%         89       3%         94        4%             58      3%
    Real Estate -
    Mortgage                126       60%       107      63%        170      64%        143       62%            115      55%
    Installment
    Loans to
    Individuals              64        5%        46       4%         39       6%         30        5%             46      9%
UNALLOCATED                 716       N/A       618      N/A        524      N/A        422       N/A            414      N/A
Total Allowance
for Possible
Credit Losses             1,419      100%     1,201     100%      1,038     100%        896      100%            844     100%


The total reserve for possible credit losses represents the Boards' opinion at December 31, of each year as to an amount that would meet the Bank's needs in the event of an economic downturn or unforeseen event.

It is the opinion of management that the total reserve for possible credit loss at December 31, 1998 was adequate to meet the policy portfolio requirements of the Bank. Total allowance represented 1.07% of total loans at that date.

The following table summarizes transactions in the reserve for possible credit losses and details the charge-offs, recoveries, and net credit losses by loan category for the last five years.

                                           IN THOUSANDS
                                           ------------
                           1998       1997       1996       1995       1994
                           ----       ----       ----       ----       ----
ALLOWANCE AT
BEGINNING OF PERIOD: .    $1,201     $1,038     $  896     $  844     $  779
                          ======     ======     ======     ======     ======
Provision for Possible
Credit Losses ........       236        165        134        100         72
CHARGE-OFFS:
Commercial ...........        28          0          0         44          0
Agriculture ..........         0          0          0          0          0
Real Estate ..........         0          0          0          0          0
    Construction .....         0          0          0          0          0
    1-4 Family .......         0          0          0          0          0
    Other ............         0          0          0          0          0
Consumer .............         4          2          8         10          7
                          ------     ------     ------     ------     ------
TOTAL CHARGE-OFFS: ...    $   32     $    2     $    8     $   53     $    7
                          ======     ======     ======     ======     ======
RECOVERIES:
Commercial ...........        14          0         15          5          0
Agriculture ..........         0          0          0          0          0
Real Estate ..........         0          0          0          0          0
    Construction .....         0          0          0          0          0
    1-4 Family .......         0          0          0          0          0
    Other ............         0          0          0          0          0
Consumer .............         0          0          0          0          0
                          ------     ------     ------     ------     ------
TOTAL
RECOVERIES ...........    $   14     $    0     $   15     $    5     $    0
                          ======     ======     ======     ======     ======
NET RECOVERIES
(CHARGE-OFFS) ........      (18)        (2)          7       (48)        (7)
                          ======     ======     ======     ======     ======
BALANCE AT
END OF PERIOD ........    $1,419     $1,201     $1,038     $  896     $  844
                          ======     ======     ======     ======     ======
RATIO OF NET CHARGE-
OFFS TO AVG. LOANS
OUTSTANDING ..........       .00%       .00%       .00%       .05%       .01%
                          ======     ======     ======     ======     ======


In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and in October 1996 issued SFAS No. 118," "Accounting by Creditors for Impairment of a Loan--Income Recognition Disclosures, an amendment to SFAS No. 114." The Bank measures impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. The Bank excludes loans that are currently measured at fair value or at lower of cost or fair value, and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment. At December 31, 1998 and 1997, the Bank had no materially impaired loans.

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

The Y2K challenge is a particular problem for financial institutions, since many financial transactions, such as interest accruals and payments, are date sensitive. It also may affect the operations of third parties with whom Citizens Bancorp does business, including its vendors, suppliers, utility companies, and customers.

Bancorp is committed to addressing these Y2K challenges in a prompt and responsible manner. Bancorp's year 2000 compliance plan ("Y2K Plan") follows the five-step approach outlined by the FFIEC of Awareness, Assessment, Renovation, Validation, and Implementation in mitigating this risk on all fronts. Bancorp has substantially completed the awareness and assessment phases, although appropriate follow-up activities are continuing to occur. Bancorp is currently involved in the testing phase of the Y2K Plan. Validation will take place after each piece of testing is completed and renovation will continue to be done on an "as needed" basis.

Bancorp has assigned primary responsibility for the Y2K project to its Chief Operating Officer. Bancorp has also formed a Y2K committee, consisting of appropriate representatives from its critical operational areas. In addition, Bancorp provides periodic reports to its Board of Directors in order to assist them in overseeing its Y2K readiness.

During the Assessment phase of our Y2K preparation, an individual analysis of each hardware, software and time sensitive environmental application used by Bancorp was completed. This assessment included a risk evaluation, which measured the criticality of the application, a rating of confidence of Bancorp to achieve a compliant status, and a determination of the level of control Bancorp has in effecting change in the compliance process. The designation "Mission Critical", meaning those systems that should they fail would have a significant adverse impact on Bancorp's operations and financial condition as well as those of its customers, and "Non Mission Critical", meaning those system which are less essential to functionality of Bancorp, were then assigned to each application.

Bancorp has also requested documentation of compliance from the vendor of each application. In addition, a primary solution for on site compliance of each application as used was selected and a testing approach was established. An individual contingency plan was then written for each application should testing fail or functionality be effected after the date change.

Well in advance of all federally mandated time frames, Bancorp has internally established and is currently on track with the following tables:

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

Bancorp has established a budget for extraordinary expenses related to Y2K of approximately $300,000. The budget includes an estimation of both real costs and lost opportunities relative to investments and loans. Approximately $37,000.00 of this amount has already been incurred.

The potential risk involved with issues brought about by the advent of Y2K are extensive and could be serious in nature. The possible interruption of business operations for Bancorp, its customers, and vendors has the potential to impact financial condition, liquidity, and create a material loss of revenue. Based on the Bancorp's extensive investment of resources, both human and financial, in preparing for the issues surrounding Y2K and the highly regulated nature of the business, management anticipates that Bancorp will be well prepared to avoid any significant detrimental effects. Since Bancorp has drawn specific contingency plans for each application it uses that could be impacted by Y2K, the worst case scenario is believed to stem from the potential of environmental Y2K failures, such as power or telecommunications, the preparation for which are generally out of the Bancorp's control. Bancorp continues to monitor the progress of these entities toward Y2K compliance and by June of 1999 will more fully develop the contingency plans for environmental failure as more specifics of readiness for these vendors are available. Bancorp also anticipates the possible scenario of several borrowing customers experiencing short term Y2K cash flow problems and a pre-Y2K increase in cash demand by all customers. If Bancorp has borrowers that experience Y2K cash flow problems, they will be dealt with in the same routine manner by which normal cash flow interruptions experienced by borrowers are addressed. Any increase in cash demand will be funded by Bancorp's normal currency ordering procedures funded by deposits held at the Federal Reserve Bank and investments maturing in 1999. Bancorp has sufficient liquidity to cover anticipated withdrawals. In summary, Bancorp presently believes it will be Y2K compliant by its internally established timelines which are well ahead of the actual century date change and will have sufficient contingency plans in place to maintain a satisfactory level of business operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET-LIABILITY MANAGEMENT AND INTEREST RATE SENSITIVITY

Bancorp's results of operations are largely dependent on its ability to manage net interest income. The principal purpose of asset-liability management is to manage the Bank's sources and uses of funds under various interest rate and economic conditions in order to stabilize net income and minimize risk.

The Bank analyzes its interest rate risk by simulation modeling and by traditional interest rate gap analysis. The model analyzes the Bank's current position and anticipated future results based on assumptions and estimations that management deems reasonable, although actual results may vary substantially.

The main component of asset-liability management is the management of the Bank's interest rate sensitivity and market risk. Interest-rate sensitivity is defined as the volatility in earnings resulting from changes in interest rates and/or the mismatch of repricing intervals between assets and liabilities. The Bank's management attempts to manage its assets and liabilities to maximize earnings growth by minimizing the effects of changing market rates, asset and liability mix and prepayment trends. This is a "balanced position" strategy which lessens the volatility in interest income. Management actively manages the relationship between its interest rate sensitive assets and interest rate sensitive liabilities.

If assets and liabilities do not mature or reprice simultaneously, and in equal amounts, a gap is present and exposure to interest rate risk exists. An interest rate sensitivity gap occurs when there is a different amount of rate sensitive assets than rate sensitive liabilities scheduled to reprice over the same period of time. The gap is considered positive when rate sensitive assets exceed rate sensitive liabilities, and negative when rate sensitive liabilities exceed rate sensitive assets. During a period of rising interest rates, a negative gap would generally tend to adversely impact net interest income while a positive gap would generally tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would generally tend to result in increased net interest income, while a positive gap would generally tend to adversely affect net interest income.

The following table sets forth the interest rate sensitivity of Bancorp's assets and liabilities over various contracted repricing periods and maturities as of December 31, 1998. Certain shortcomings are inherent in the traditional gap analysis presented in the table. For instance, although certain assets and liabilities may have similar repricing periods or maturities, historically they have been proven to react in different timings and degree to changes in market interest rates. Additionally, loan repayments and early withdrawals of certificates of deposits could cause the interest sensitivities to vary from those which appear in the table.

                                             December 31, 1998
                                                (in thousands)
                                     0 - 3         3 - 6        6 - 12        1 - 5 years        Over 5          Total
                                    months       months       months                              years
INTEREST EARNING -
  ASSETS
  Interest Bearing Deposits       23,406             --             --             --            --        23,406
  Loans ...................       38,015         14,060         12,684         44,325        23,483       132,567
  Investments .............        3,007         10,163         10,595         31,393         4,773        59,931
                               ----------------------------------------------------------------------------------
TOTAL INTEREST - ..........
  EARNING ASSETS               $  64,428      $  24,223      $  23,279      $  75,718     $  28,256     $ 215,904
                               =========      =========      =========      =========     =========     =========
INTEREST BEARING -
  LIABILITIES
  Interest-Bearing Demand -
    Deposits ..............       32,600             --             --             --            --        32,600
  Savings Deposits ........       48,415             --             --             --            --        48,415
  Time Deposits ...........       22,886         14,292         12,969         15,048            --        65,195
  REPO'S ..................       16,299             --             --             --            --        16,299
  Other Borrowings ........          345             --             --             --         4,211         4,556
                               ----------------------------------------------------------------------------------
TOTAL INTEREST-
  BEARING LIABILITIES .....    $ 120,545      $  14,292      $  12,969      $  15,048     $   4,211     $ 167,065
                               =========      =========      =========      =========     =========     =========
                               $ (56,117)     $   9,931      $  10,310      $  60,670     $  24,045     $  48,839
                               ==================================================================================
CUMULATIVE INTEREST
  RATE SENSITIVITY GAP ....    $ (56,117)     $ (46,186)     $ (35,876)     $  24,794     $  48,839
                               =========      =========      =========      =========     =========     =========
CUMULATIVE GAP AS A
  PERCENT OF ASSETS .......        (23.9)%        (19.7)%        (15.3)%         10.6%         20.9%

On a straight gap measurement of interest rate sensitivity the Bank is asset sensitive. Using the financial model with historical timings and degree of market rate change effecting the components of the balance sheet, the Bank is very slightly asset sensitive. The Bank will see little effect on equity in either a rising or declining interest rate environment based on the balance sheet as of December 31, 1998. Management strives to maintain a balanced interest sensitivity position.

The Bank's sensitivity to gains or losses in future earnings due to hypothetical increases or decreases in the Fed Funds rate as measured by its financial model are as follows.

Increase in Interest       Net Interest Margin       Decrease in Interest       Net Interest Margin
       Rates                     Change                     Rates                     Change
--------------------       -------------------       --------------------       -------------------
       +1%                      $109,000                     -1%                       $78,000
       +2%                      $330,000                     -2%                      $200,000


A 1% rate increase represents a .5% increase in the Bank's equity while a 1% rate decrease represents a .3% decrease in the Bank's equity. A 2% rate increase represents a 1.5% increase in the Bank's equity while a 2% rate decrease represents a .9% decrease in the Bank's equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the pages indicated:

                                                                                Pages

        Report of Independent Certified Public Accountants......................40

        Consolidated Balance Sheets.............................................41

        Consolidated Statements of Income.......................................42

        Consolidated Statements of Shareholders' Equity.........................43

        Consolidated Statements of Cash Flows...................................45

        Notes to Consolidated Financial Statements..............................47

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
CITIZENS BANCORP
Corvallis, Oregon


We have audited the accompanying consolidated balance sheet of CITIZENS BANCORP AND SUBSIDIARY as of December 31, 1998, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of CITIZENS BANCORP AND SUBSIDIARY as of December 31, 1997 and for the years ended December 31, 1997 and 1996 were audited by other auditors whose report, dated February 27, 1998, expressed an unqualified opinion on those consolidated statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CITIZENS BANCORP AND SUBSIDIARY as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.





/s/
Knight, Vale & Gregory, Inc. P.S.
January 15, 1999
Tacoma, Washington

CONSOLIDATED BALANCE SHEETS
---------------------------
(Dollars in Thousands)

Citizens Bancorp and Subsidiary
December 31, 1998 and 1997

                                                                    1998              1997
ASSETS
    Cash and due from banks .................................      $ 12,771      $  9,268
    Interest bearing deposits in banks ......................        23,406        15,299
    Federal funds sold ......................................            --         2,800
    Securities available for sale ...........................        50,855        36,258
    Securities held to maturity .............................         9,733         9,983
    Loans ...................................................       132,126       121,470
    Allowance for credit losses .............................         1,419         1,201
                                                                   --------      --------
    NET LOANS ...............................................       130,707       120,269
                                                                   ========      ========
    Premises and equipment ..................................         3,435         2,756
    Foreclosed real estate ..................................            --           240
    Accrued interest receivable .............................         1,853         1,667
    Other assets ............................................         1,218         1,577
                                                                   --------      --------
    TOTAL ASSETS ............................................      $233,978      $200,117
                                                                   ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Deposits:
      Demand ................................................      $ 42,025      $ 35,683
      Savings and interest-bearing demand ...................        81,015        70,562
      Time ..................................................        65,195        55,455
                                                                   --------      --------
    TOTAL DEPOSITS ..........................................       188,235       161,700
                                                                   ========      ========
    Short-term borrowings (repurchase agreements) ...........        16,644        16,900
    Long-term borrowings ....................................         4,211            --
    Accrued interest payable ................................           227           200
    Other liabilities .......................................         2,076         1,906
                                                                   --------      --------
    TOTAL LIABILITIES .......................................       211,393       180,706
                                                                   ========      ========
SHAREHOLDERS' EQUITY
    Common stock (no par value); authorized 5,000,000 shares;
      issued and outstanding:  1998 - 3,891,137 shares;
      1997 - 1,922,321 shares ...............................        16,069        15,517
    Retained earnings .......................................         6,271         3,832
    Accumulated other comprehensive income ..................           245            62
                                                                   --------      --------
    TOTAL SHAREHOLDERS' EQUITY ..............................        22,585        19,411
                                                                   ========      ========
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............      $233,978      $200,117
                                                                   ========      ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
---------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Citizens Bancorp and Subsidiary
Years Ended December 31, 1998, 1997 and 1996

                                                                  1998              1997             1996
INTEREST INCOME
    Loans ...............................................      $   13,167      $   11,992      $   10,625
    Federal funds sold and deposits in banks ............             843             557             464
    Securities available for sale .......................           2,578           1,811           1,323
    Securities held to maturity:
      Taxable ...........................................             115             574             992
      Tax-exempt ........................................             244             218             300
                                                               ----------      ----------      ----------
    TOTAL INTEREST INCOME ...............................          16,947          15,152          13,704
                                                               ----------      ----------      ----------
INTEREST EXPENSE
    Deposits ............................................           5,186           4,775           4,596
    Other borrowings ....................................             731             511             438
                                                               ----------      ----------      ----------
    TOTAL INTEREST EXPENSE ..............................           5,917           5,286           5,034
                                                               ----------      ----------      ----------
    NET INTEREST INCOME .................................          11,030           9,866           8,670
                                                               ----------      ----------      ----------
PROVISION FOR CREDIT LOSSES .............................             236             165             135
                                                               ----------      ----------      ----------
    NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES          10,794           9,701           8,535
                                                               ----------      ----------      ----------
NON-INTEREST INCOME
    Service charges on deposit accounts .................             934             820             691
    Gains on sales of securities available for sale .....              20               1              12
    BankCard income .....................................             797             610             503
    Other non-interest income ...........................             475             426             363
                                                               ----------      ----------      ----------
    TOTAL NON-INTEREST INCOME ...........................           2,226           1,857           1,569
                                                               ----------      ----------      ----------
NON-INTEREST EXPENSE
    Salaries ............................................           2,736           2,304           2,081
    Employee benefits ...................................             998             851             670
    Occupancy ...........................................             555             511             502
    Furniture and equipment .............................             529             471             438
    BankCard expense ....................................             673             481             391
    Office supplies .....................................             179             182             151
    Other non-interest expense ..........................           1,483           1,394           1,073
                                                               ----------      ----------      ----------
    TOTAL NON-INTEREST EXPENSE ..........................           7,153           6,194           5,306
                                                               ----------      ----------      ----------
    INCOME BEFORE INCOME TAXES ..........................           5,867           5,364           4,798
                                                               ----------      ----------      ----------
INCOME TAXES ............................................           2,027           2,023           1,660
                                                               ----------      ----------      ----------
    NET INCOME ..........................................      $    3,840      $    3,341      $    3,138
                                                               ==========      ==========      ==========
EARNINGS PER SHARE DATA
    Basic earning per share .............................      $      .99      $      .87      $      .83
                                                               ==========      ==========      ==========
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING .............       3,889,607       3,844,642       3,776,578
                                                               ==========      ==========      ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------
(Dollars in Thousands)

Citizens Bancorp and Subsidiary Years Ended December 31, 1998, 1997 and 1996

                                                                               ACCUMULATED
                                           COMMON STOCK                        OTHER
                                                                    RETAINED   COMPREHENSIVE
                                           SHARES      AMOUNT       EARNINGS   INCOME           TOTAL

Balance at December 31, 1995 ........      880,749    $   9,884    $   4,377     $       9    $  14,270

Comprehensive income:
    Net income ......................           --           --        3,138            --        3,138
    Other comprehensive income,
      net of tax:
        Unrealized gain on
          securities, net of
          reclassification adjustment           --           --           --            19           19
    COMPREHENSIVE INCOME ............           --           --        3,138            19        3,157

Transfer from retained earnings .....           --        3,000       (3,000)           --           --
Two-for-one stock split .............      899,199           --           --            --           --
Cash dividend reinvestment
   ($24.80 per share) ...............       18,449          457           --            --          457
Cash dividends declared
   ($.60 per share) .................           --           --       (1,079)           --       (1,079)

    BALANCE AT DECEMBER 31, 1996 ....    1,798,397    $  13,341    $   3,436     $      28    $  16,805

Comprehensive income:
    Net income ......................           --           --        3,341            --        3,341
    Other comprehensive income,
      net of tax:
        Unrealized gain on
          securities, net of
          reclassification adjustment           --           --           --            34           34
    COMPREHENSIVE INCOME ............           --           --        3,341            34        3,375

Prior period adjustment .............           --           --            9            --            9
5% stock dividend ...................       91,539        1,648       (1,648)           --           --
Cash dividend reinvestment
   ($16.31 per share) ...............       32,385          528           --            --          528
Cash dividends declared
   ($.68 per share) .................           --           --       (1,306)           --       (1,306)

    BALANCE AT DECEMBER 31, 1997 ....    1,922,321    $  15,517    $   3,832     $      62    $  19,411


(continued)


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------
(concluded) (Dollars in Thousands)

Citizens Bancorp and Subsidiary
Years Ended December 31, 1998, 1997 and 1996

                                                                                ACCUMULATED
                                         COMMON STOCK                           OTHER
                                                                   RETAINED     COMPREHENSIVE
                                         SHARES        AMOUNT      EARNINGS     INCOME           TOTAL
Comprehensive income:
    Net income ......................           --    $      --    $   3,840     $      --    $   3,840
    Other comprehensive income,
      net of tax:
        Unrealized gain on
          securities, net of
          reclassification adjustment           --           --           --           183          183
    COMPREHENSIVE INCOME ............           --           --        3,840           183        4,023

Two-for-one stock split .............    1,945,569           --           --            --           --
Cash dividend reinvestment
    ($23.76 per share) ..............       23,247          552           --            --          552
Cash dividends declared
    ($.36 per share) ................           --           --       (1,401)           --       (1,401)

    BALANCE AT DECEMBER 31, 1998 ....    3,891,137    $  16,069    $   6,271     $     245    $  22,585













See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
(Dollars in Thousands)

Citizens Bancorp and Subsidiary Years Ended December 31, 1998, 1997 and 1996

                                                                              1998          1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income .........................................................    $  3,840     $  3,341     $  3,138
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for credit losses ....................................         236          165          135
        Depreciation and amortization ..................................         396          347          420
        Deferred income tax (benefit) ..................................         (30)          58          (86)
        Gains on sales of securities available for sale ................         (20)          (1)         (12)
        Stock dividends received .......................................         (48)         (40)         (40)
        (Increase) decrease in interest receivable .....................        (186)         (53)         239
        Increase in interest payable ...................................          27           16            4
        Other ..........................................................         467       (1,474)         (57)
                                                                            --------     --------     --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................       4,682        2,359        3,741
                                                                            --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturities of securities available for sale7,000 .....      21,000        9,000
    Proceeds from sales of securities available for sale ...............      11,521        2,000        6,053
    Proceeds from maturities of securities held to maturity ............       5,444        6,205       10,435
    Purchases of securities available for sale .........................     (32,868)     (24,337)     (21,391)
    Purchases of securities held to maturity ...........................      (5,182)        (449)        (201)
    Net (increase) decrease in interest bearing deposits in banks(8,107)       1,081      (15,272)
    Net (increase) decrease in federal funds sold ......................       2,800       (2,800)         --
    Increase in loans made to customers,
      net of principal collections .....................................     (10,623)      (5,755)     (14,536)
    Purchases of premises and equipment ................................      (1,041)         (46)         (54)
    Other ..............................................................         236       (2,999)      (3,951)
                                                                            --------     --------     --------
    NET CASH USED IN INVESTING ACTIVITIES ..............................     (30,820)      (6,100)     (29,917)
                                                                            --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in demand, savings
      and interest-bearing demand deposits .............................      16,795       (4,182)      21,705
    Net increase in time deposits ......................................       9,740        4,047        1,436
    Net increase (decrease) in short-term borrowings ...................        (256)       5,279        3,134
    Net increase in long-term borrowings ...............................       4,211           --           --
    Cash dividends paid ................................................        (849)        (778)        (622)
    Other ..............................................................          --          227          355
    NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................      29,641        4,593       26,008
                                                                            --------     --------     --------
    NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS .................       3,503          852         (168)
                                                                            --------     --------     --------
CASH AND DUE FROM BANKS
    Beginning of year ..................................................       9,268        8,416        8,584

    END OF YEAR ........................................................    $ 12,771     $  9,268     $  8,416
                                                                            ========     ========     ========


(continued)




See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
(concluded) (Dollars in Thousands)

Citizens Bancorp and Subsidiary
Years Ended December 31, 1998, 1997 and 1996

                                                                      1998       1997       1996
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Interest paid ................................................    $5,890    $5,270    $5,030
    Income taxes paid ............................................     2,351     2,195     1,792

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES
    Fair value adjustment of assets available for sale, net of tax    $  183    $   34    $   19
    Stock dividend ...............................................        --     1,648        --
    Dividend reinvestment ........................................       552       528       457


















See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Citizens Bancorp and Subsidiary
December 31, 1998 and 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Citizens Bancorp (the Company) and its wholly owned subsidiary, Citizens Bank (the Bank). All significant intercompany transactions and balances have been eliminated.

NATURE OF OPERATIONS

The Company is a holding company which operates primarily through its major subsidiary, the Bank. The Bank operates seven branches in Western Oregon in Benton, Lane and Linn Counties. The Bank's primary source of revenue is providing loans with a focus on small to medium size businesses.

CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices within the banking industry. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Certain prior year amounts have been reclassified to conform to the 1998 presentation. All dollar amounts, except per share information, are stated in thousands.

SECURITIES AVAILABLE FOR SALE

Securities available for sale consist of debt securities, which may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates and similar factors, and certain restricted equity securities. Securities available for sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in accumulated other comprehensive income, which is a separate component of shareholders' equity. Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity.

SECURITIES HELD TO MATURITY

Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income over the period to maturity.


(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Citizens Bancorp and Subsidiary
December 31, 1998 and 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LOANS

Loans are stated at the amount of unpaid principal, reduced by deferred loan fees and an allowance for credit losses. Interest on loans is accrued daily based on the principal amount outstanding.

Generally the accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest. When interest accrual is discontinued, all unpaid accrued interest is reversed against current income. If management determines that the ultimate collectibility of principal is in doubt, cash receipts on nonaccrual loans are applied to reduce the principal balance.

Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment of the yield of the related loan.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The allowance is based on management's periodic evaluation of potential losses in the loan portfolio after consideration of historical loss experience, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral, economic conditions, the results of examination of individual loans, the evaluation of the overall portfolio by senior credit personnel and federal and state regulatory agencies, and other risks inherent in the portfolio. This evaluation requires the use of current estimates, which may vary from the ultimate collectibility experienced in the future. The estimates used are reviewed periodically; as adjustments become necessary, they are charged to operations in the period in which they become known.

When management determines it is possible that a borrower will be unable to repay all amounts due according to the terms of the loan agreement, including scheduled interest payments, the loan is considered impaired. The amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, when the primary source of repayment is provided by real estate collateral, at the fair value of the collateral less estimated selling costs. The amount of impairment and any subsequent charges are recorded through the provision for credit losses as an adjustment to the allowance for credit losses.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation, which is computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvement, whichever is less. Gains or losses on dispositions are reflected in earnings.

(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Citizens Bancorp and Subsidiary
December 31, 1998 and 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FORECLOSED REAL ESTATE

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are initially recorded at fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of transfer to foreclosed real estate is charged to the allowance for credit losses. Properties are evaluated regularly to ensure that the recorded amounts are supported by their current fair values, and that valuation allowances to reduce the carrying amounts to fair value less estimated costs to dispose are recorded as necessary. Additions to or reductions from valuation allowances are recorded in income.

INCOME TAXES

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of assets and liabilities, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. The deferred tax provision represents the difference between the net deferred tax asset/liability at the beginning and end of the year. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

CASH EQUIVALENTS

The Company considers all amounts included in the balance sheet caption "Cash and due from banks" to be cash equivalents.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments disclosed in these financial statements:

        CASH AND SHORT-TERM INSTRUMENTS
        The carrying amounts of cash and short-term instruments approximate their fair value.

        SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY
        Fair values for securities, excluding restricted equity securities, are based on quoted market prices. The carrying values of restricted equity securities approximate fair values.

        LOANS
        For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.


(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Citizens Bancorp and Subsidiary
December 31, 1998 and 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FAIR VALUES OF FINANCIAL INSTRUMENTS (concluded)

        DEPOSIT LIABILITIES
        The fair values disclosed for demand deposits are, by definition, equal to the amounts payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable rate, fixed term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation based on interest rates currently being offered on similar certificates.

        SHORT-TERM AND LONG-TERM BORROWINGS
        The carrying amounts of repurchase agreements and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

EARNINGS PER SHARE

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding.

COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), which was effective for years beginning after December 15, 1997. SFAS No. 130 requires that an entity report and display comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. With regard to the Company, comprehensive income includes net income reported on the consolidated statements of income, and changes in fair value of its securities available for sale, reported as a component of shareholders' equity. There was no effect on previously reported net income as a result of this reporting change.


(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Citizens Bancorp and Subsidiary
December 31, 1998 and 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for all fiscal years beginning after June 15, 1999. The Company had no derivatives as of December 31, 1998, nor does the Company engage in any hedging activities. The Company does not anticipate that the adoption of SFAS No. 133 will have a material effect on its financial position or results of operations.


NOTE 2 - RESTRICTED ASSETS

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances on deposit with the Federal Reserve Bank. The amounts of such balances for the years ended December 31, 1998 and 1997 were approximately $1,733 and $2,023, respectively.


NOTE 3 - DEBT AND RESTRICTED EQUITY SECURITIES

Debt and restricted equity securities have been classified according to management's intent. The carrying amount of securities and their approximate fair values were as follows:

                                                              GROSS        GROSS
                                               AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                                 COST         GAINS         LOSSES       VALUES
SECURITIES AVAILABLE FOR SALE

DECEMBER 31, 1998
    U.S. Government and agency securities        $49,816       $394          $(12)       $50,198
    Restricted equity securities ........            657         --            --            657
                                                 -------       ----          ----        -------
    TOTAL ...............................        $50,473       $394          $(12)       $50,855
                                                 =======       ====          ====        =======


DECEMBER 31, 1997
    U.S. Government and agency securities        $35,554       $ 97          $ (6)       $35,645
    Restricted equity securities ........            613         --            --            613
                                                 -------       ----          ----        -------
    TOTAL ...............................        $36,167       $ 97          $ (6)       $36,258
                                                 =======       ====          ====        =======


(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Citizens Bancorp and Subsidiary
December 31, 1998 and 1997


NOTE 3 - DEBT AND RESTRICTED EQUITY SECURITIES (concluded)

                                                              GROSS           GROSS
                                               AMORTIZED      UNREALIZED      UNREALIZED     FAIR
                                               COST           GAINS           LOSSES         VALUES
SECURITIES HELD TO MATURITY

DECEMBER 31, 1998
    U.S. Government and agency securities       $2,014        $ 22           $ --           $ 2,036
    State and municipal securities               7,719         119            (17)            7,821
                                                ------        ----           ----            ------
    TOTAL                                       $9,733        $141           $(17)          $ 9,857
                                                ======        ====           ====            ======

DECEMBER 31, 1997
    U.S. Government and agency securities       $6,000        $ 36           $ --           $ 6,036
    State and municipal securities               3,983          78             --             4,061
                                                ------        ----           ----            ------
    TOTAL                                       $9,983        $114           $ --           $10,097
                                                ======        ====           ====            ======


The scheduled maturities of debt securities held to maturity and available for sale at December 31, 1998 are as follows:

                                            HELD TO MATURITY               AVAILABLE FOR SALE
                                            AMORTIZED       FAIR           AMORTIZED        FAIR
                                            COST            VALUE          COST             VALUE

Due in one year or less                    $2,605           $2,636         $21,065          $21,160
Due from one year to five years             2,355            2,408          28,751           29,038
Due from five to ten years                  3,724            3,761              --               --
Due after ten years                         1,049            1,052              --               --
                                           ------           ------         -------          -------
     TOTAL                                 $9,733           $9,857         $49,816          $50,198
                                           ======           ======         =======          =======

Securities carried at approximately $26,271 at December 31, 1998 and $28,738 at December 31, 1997 were pledged to secure public deposits and for other purposes required or permitted by law.

Gross realized gains on sales of securities available for sale were $20, $1 and $15 for the years ended December 31, 1998, 1997 and 1996, respectively.

Gross realized losses on sales of securities available for sale were $3 in 1996; no realized losses occurred in 1997 or 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Citizens Bancorp and Subsidiary
December 31, 1998 and 1997


NOTE 4 - LOANS

Loans at December 31 consist of the following:

                                                                            1998             1997
                                                                          --------         --------
Agriculture                                                               $ 12,402         $ 10,992
Commercial                                                                  26,234           23,507
Real estate:
   Construction                                                              7,900            5,459
   1-4 family                                                               31,390           35,659
    Other                                                                   50,421           41,108
Consumer                                                                     4,393            5,423
                                                                           132,740          122,148
Less unearned income and deferred loan origination fees                        614              678
                                                                          --------         --------
    TOTAL LOANS                                                           $132,126         $121,470
                                                                          ========         ========


Changes in the allowance for credit losses for the years ended December 31 are as follows:

                                                             1998            1997            1996
                                                            ------          ------          -------
Balance at beginning of year                                $1,201          $1,038          $   896
Provision for credit losses                                    236             165              135

Charge-offs                                                    (32)             (2)              (8)
Recoveries                                                      14              --               15
                                                            ------          ------           ------
    NET (CHARGE-OFFS) RECOVERIES                               (18)             (2)               7
                                                            ------          ------           ------
    BALANCE AT END OF YEAR                                  $1,419          $1,201           $1,038
                                                            ======          ======           ======


The recorded investment in impaired loans, which were all on nonaccrual status, was $173 at December 31, 1998. There were no impaired loans at December 31, 1997. No allocation of the allowance for credit losses was considered necessary for impaired loans. The average recorded investment in impaired loans during the years ended December 31, 1998 and 1997 was $17 and $66, respectively. Interest income recognized on impaired loans, which was collected in cash, totaled $13 in 1997. No interest income was recognized on impaired loans in 1998.

(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Citizens Bancorp and Subsidiary
December 31, 1998 and 1997


NOTE 4 - LOANS (concluded)

At December 31, 1998, there were no commitments to lend additional funds to borrowers whose loans have been modified. Loans 90 days and over past due still accruing interest were $447 and $438 at December 31, 1998 and 1997, respectively.

Certain related parties of the Company, principally Company directors, their associates and key officers, were loan customers of the Bank in the ordinary course of business during 1998 and 1997. Total loans outstanding at December 31, 1998 and 1997 to key officers and directors were $2,004 and $2,237, respectively. During 1998, advances totaled $824, and repayments totaled $1,057 on these loans.


NOTE 5 - PREMISES AND EQUIPMENT

The components of premises and equipment at December 31 are as follows:

                                                                            1998             1997
Land and buildings                                                          $4,058           $3,935
Furniture and equipment                                                      2,135            2,100
Construction in progress                                                       700               34
                                                                             6,893            6,069
Less accumulated depreciation and amortization                               3,458            3,313
                                                                            ------           ------
    TOTAL PREMISES AND EQUIPMENT                                            $3,435           $2,756
                                                                            ======           ======

At December 31, 1998, the Company was in the process of constructing a new West Albany branch. Costs incurred as of December 31, 1998 for branch construction, furniture and equipment were $650, with total costs estimated at $950. The branch opened in February 1999. Subsequent to December 31, 1998, the Company also purchased land in McMinnville for a future branch facility at a cost of $593. The Company plans to open a temporary facility in McMinnville in late spring 1999, with a permanent facility opening by year-end 1999. The Company has entered into no contracts for the McMinnville facilities.

The Bank leases premises under operating leases. Rental expense for leased premises was $111, $99 and $96 for 1998, 1997 and 1996, respectively, which is included in occupancy expense.

Minimum net rental commitments under noncancellable leases having an original or remaining term of more than one year are as follows at December 31, 1998:

    1999                                             $  118
    2000                                                118
    2001                                                118
    2002                                                118
    2003                                                  9
                                                          8
    Thereafter                                        1,489
                                                     ------
    TOTAL MINIMUM PAYMENTS REQUIRED                  $2,059
                                                     ======

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Citizens Bancorp and Subsidiary
December 31, 1998 and 1997


NOTE 6 - DEPOSITS

The aggregate amount of certificates of deposit with balances in excess of one hundred thousand dollars was approximately $20,967 and $14,300 at December 31, 1998 and 1997, respectively.

At December 31, 1998, the scheduled maturities of certificates of deposit are as follows:

    1999                                               $50,146
    2000                                                 8,630
    2001                                                 4,189
    2002                                                 1,514
    2003                                                   716
                                                       -------
                                                       $65,195
                                                       =======


NOTE 7 - SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase, and treasury tax and loan deposits represent short-term borrowings with maturities which do not exceed 120 days. The following is a summary of such short-term borrowings for the years ended December 31:

                                                     1998            1997
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
    Average balance during the year ..........      $14,225       $11,361
    Average interest rate during the year ....         3.69%         3.96%
    Maximum month-end balance during the year        16,299        14,086
    Balance at December 31 ...................       16,299        14,086

TREASURY TAX AND LOAN DEPOSITS
    Average balance during the year ..........      $ 1,116       $ 1,349
    Average interest rate during the year ....         4.76%         4.60%
    Maximum month-end balance during the year         2,580         2,814
    Balance at December 31 ...................          345         2,814

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Citizens Bancorp and Subsidiary
December 31, 1998 and 1997


NOTE 8 - LONG-TERM BORROWINGS

The Bank has agreements with commercial banks for lines of credit totaling $13,000, none of which was used at December 31, 1998 and 1997. The Bank also has a line of credit with the Federal Home Loan Bank (FHLB) totaling 15% of assets, $4,211 of which was used at December 31, 1998, which represents the Bank's outstanding long-term borrowings. The FHLB advances bear interest at rates ranging from 6.06% to 6.24%, and mature in June 2010, April 2013 and May 2013. Future minimum payment obligations are as follows:

1999                                                            $  309
2000                                                               309
2001                                                               309
2002                                                               309
2003                                                               309
Thereafter                                                       2,666


NOTE 9 - EMPLOYEE BENEFITS

The Bank has a 401(a) profit sharing plan covering substantially all employees who have completed one year or more of service. Contributions to the 401(a) profit sharing plan consist of employer contributions (up to a maximum of 15% of employee salaries), which are at the discretion of the Board of Directors. Total contributions by the Bank to this plan in 1998, 1997 and 1996 were $339, $281 and $252, respectively.


NOTE 10 - INCOME TAXES

Income taxes are comprised of the following for the years ended December 31:

                             1998           1997          1996
Current:
   Federal ...........      $ 1,657       $ 1,752      $ 1,415
   State .............          400           213          331
Deferred (benefit) ...          (30)           58          (86)
                            -------       -------      -------
    TOTAL INCOME TAXES      $ 2,027       $ 2,023      $ 1,660
                            =======       =======      =======


(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Citizens Bancorp and Subsidiary
December 31, 1998 and 1997


NOTE 10 - INCOME TAXES (concluded)

The following is a reconciliation between the statutory and the effective federal income tax rates for the years ended December 31:

                                              1998                  1997                 1996
                                                        PERCENT                PERCENT             PERCENT
                                                        OF PRE-TAX             OF PRE-TAX          OF PRE-TAX
                                             AMOUNT     INCOME     AMOUNT      INCOME....AMOUNT    INCOME
Income tax at statutory rates ..........    $ 1,995       34.0%   $ 1,823       34.0%   $ 1,631       34.0%
Increase (decrease) resulting from:
  Tax-exempt income ....................        (74)      (1.3)       (59)      (1.0)       (90)      (1.8)
  State income taxes,
    net of federal income tax effects ..        264        4.5        140        2.5        218        4.5
  Other ................................       (158)      (2.7)       119        2.2        (99)      (2.1)
                                            -------       ----    ------        ----    -------       ----
    TOTAL INCOME TAX EXPENSE ...........    $ 2,027       34.5%   $ 2,023       37.7%   $ 1,660       34.6%
                                            =======       ====    ======        ====    =======       ====


The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are:

                                                        1998      1997      1996
DEFERRED TAX ASSETS
    Allowance for credit losses ....................    $ 494     $ 414     $ 525
    Other ..........................................       51        51        --
                                                        -----     -----     -----
    TOTAL DEFERRED TAX ASSETS ......................      545       465       525

DEFERRED TAX LIABILITIES
    Accumulated depreciation .......................      (31)      (32)      (54)
    Other ..........................................      (70)      (19)      (54)
    Unrealized gain on securities available for sale     (137)      (29)      (13)
                                                        -----     -----     -----
    TOTAL DEFERRED TAX LIABILITIES .................     (238)      (80)     (121)
                                                        -----     -----     -----
    NET DEFERRED TAX ASSETS ........................    $ 307     $ 385     $ 404
                                                        =====     =====     =====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Citizens Bancorp and Subsidiary
December 31, 1998 and 1997


NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Bank's commitments at December 31 is as follows:

                                          1998       1997
Commitments to extend credit:
 Real estate secured .................    $ 1,575    $ 2,204
   Other .............................     17,468     16,512
                                          -------    -------
    TOTAL COMMITMENTS TO EXTEND CREDIT    $19,043    $18,716
                                          =======    =======
Standby letters of credit ............    $ 2,366    $ 2,165
                                          =======    =======

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank's experience has been that approximately 70% of loan commitments are drawn upon by customers. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above, and is required in instances where the Bank deems necessary.

Because of the nature of its activities, the Company is subject to various pending and threatened legal actions which arise in the ordinary course of business. In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the financial position of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Citizens Bancorp and Subsidiary
December 31, 1998 and 1997


NOTE 12 - CASH DIVIDEND REINVESTMENT PLAN

The Bank established a cash dividend reinvestment plan in 1990 and the Company adopted a revised plan on July 15, 1997. The revised reinvestment plan allows for 50% or 100% of the cash dividends to be reinvested based upon shareholder election; 750,000 shares are authorized for dividend reinvestment of which 23,247 shares have been issued. The plan allows shareholders who elect to reinvest their cash dividends to receive shares of additional stock.


NOTE 13 - STOCK SPLITS AND STOCK DIVIDENDS

In 1998, the Board of Directors declared a two-for-one stock split, and 1,945,569 shares were issued. In 1997, the Board of Directors declared a 5% stock dividend, and 91,539 shares were issued. In 1996, the Board of Directors declared a two-for-one stock split, and 899,199 shares were issued.

Per share information for the current and prior periods has been adjusted to reflect the effect of the stock dividends and stock splits. Management considers the amounts transferred from retained earnings to common stock and surplus to be in accordance with Bank regulatory requirements reflecting an appropriate capitalization on a cumulative basis of the market value of the stock dividend shares.


NOTE 14 - REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines on the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the table. Management believes, as of December 31, 1998, that the Company and the Bank meet all capital requirements to which they are subject.

As of December 31, 1998, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Citizens Bancorp and Subsidiary
December 31, 1998 and 1997


NOTE 14 - REGULATORY MATTERS (concluded)

The Company's and the Bank's actual capital amounts and ratios are also presented in the table:

                                                                                          TO BE WELL
                                                                                          CAPITALIZED
                                                                                          UNDER PROMPT
                                                                      CAPITAL ADEQUACY    CORRECTIVE ACTION
                                                 ACTUAL               PURPOSES            PROVISIONS
                                                 AMOUNT     RATIO     AMOUNT     RATIO    AMOUNT      RATIO
DECEMBER 31, 1998
    Tier 1 capital (to average assets):
      Consolidated ..........................    $22,029      9.79%   $ 9,012     4.00%       N/A      N/A
      Bank ..................................     21,937      9.74      9,003     4.00    $11,264     5.00%
    Tier 1 capital (to risk-weighted assets):
      Consolidated ..........................     22,029     15.53      5,673     4.00        N/A      N/A
      Bank ..................................     21,937     15.52      5,654     4.00      8,480     6.00
    Total capital (to risk-weighted assets):
      Consolidated ..........................     23,448     16.53     11,346     8.00        N/A      N/A
      Bank ..................................     23,356     16.52     11,307     8.00     14,134    10.00


DECEMBER 31, 1997
    Tier 1 capital (to average assets):
      Consolidated ..........................    $18,984      9.67%   $ 7,855     4.00%       N/A      N/A
      Bank ..................................     18,919      9.62      7,869     4.00    $ 9,836     5.00%
    Tier 1 capital (to risk-weighted assets):
      Consolidated ..........................     18,984     15.60      4,868     4.00        N/A      N/A
      Bank ..................................     18,919     15.67      4,831     4.00      7,246     6.00
    Total capital (to risk-weighted assets):
      Consolidated ..........................     20,185     16.59      9,735     8.00        N/A      N/A
      Bank ..................................     20,120     16.66      9,662     8.00     12,077    10.00


RESTRICTIONS ON RETAINED EARNINGS

At December 31, 1998, there were no restrictions on retained earnings regarding payment of dividends.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Citizens Bancorp and Subsidiary
December 31, 1998 and 1997


NOTE 15 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS - DECEMBER 31

                                                      1998         1997
ASSETS
    Cash .....................................      $ 1,401      $ 1,326
    Investment in subsidiary .................       22,493       19,346
    Other ....................................           92           46
                                                    -------      -------
    TOTAL ASSETS .............................      $23,986      $20,718
                                                    =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Dividends payable ........................      $ 1,401      $ 1,307
                                                    =======      =======

SHAREHOLDERS' EQUITY
    Common stock .............................       16,069       15,517
    Retained earnings ........................        6,271        3,832
    Accumulated other comprehensive income ...          245           62
                                                    -------      -------
    TOTAL SHAREHOLDERS' EQUITY ...............       22,585       19,411
                                                    -------      -------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $23,986      $20,718
                                                    =======      =======


CONDENSED STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31

                                                       1998         1997           1996
INCOME
    Dividend income from subsidiary ............      $ 1,520      $   100      $    --

EXPENSES
    Amortization and other expense .............          142           59            9
    Interest expense ...........................           --            1           --

    INCOME (LOSS) BEFORE INCOME TAX BENEFIT ....        1,378           40           (9)

INCOME TAX BENEFIT .............................           51           24            4

    INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED
    INCOME OF SUBSIDIARY .......................        1,429           64           (5)

EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY ...        2,411        3,277        3,143
                                                      -------      -------      -------
    NET INCOME .................................      $ 3,840      $ 3,341      $ 3,138
                                                      =======      =======      =======

(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Citizens Bancorp and Subsidiary
December 31, 1998 and 1997


NOTE 15 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (concluded)

CONDENSED STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31

                                                            1998         1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ....................................      $ 3,840       $ 3,341       $ 3,138
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Amortization ..................................            5             3            --
    Equity in undistributed income of subsidiary ..       (2,411)       (3,277)       (3,143)
    Increase in dividends payable .................           94         1,307            --
    Other .........................................         (604)          (34)            6
    NET CASH PROVIDED BY OPERATING ACTIVITIES .....          924         1,340             1

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of software ..........................           --             (15)         --

CASH FLOWS FROM FINANCING ACTIVITIES
    Cash dividends paid ...........................         (849)             --          --

    NET INCREASE IN CASH ..........................           75         1,325             1

CASH
    Beginning of year .............................        1,326             1            --

    END OF YEAR ...................................      $ 1,401       $ 1,326       $     1


NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at December 31 were as follows:

                                        1998                    1997
                                        CARRYING      FAIR      CARRYING      FAIR
                                        AMOUNT        VALUE     AMOUNT        VALUE
FINANCIAL ASSETS
    Cash and due from banks,
      interest bearing deposits with
      banks, and federal funds sold     $ 36,177    $ 36,177    $ 27,367    $ 27,367
    Securities available for sale ..      50,855      50,855      36,258      36,258
    Securities held to maturity ....       9,733       9,857       9,983      10,097
    Loans receivable, net ..........     130,707     130,668     120,269     120,237

FINANCIAL LIABILITIES
    Deposits .......................    $188,235    $188,523    $161,700    $161,654
    Short-term borrowings ..........      16,644      16,644      16,900      16,900
    Long-term borrowings ...........       4,211       4,211          --          --

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Citizens Bancorp and Subsidiary
December 31, 1998 and 1997


NOTE 17 - COMPREHENSIVE INCOME

Net unrealized gains are as follows:

                                                          BEFORE-TAX     TAX          NET-OF-TAX
                                                            AMOUNT       EXPENSE      AMOUNT
1998
Unrealized holding gain arising during the year ...          $311          $115          $196
Less reclassification adjustments for gain realized
   in net income ..................................            20             7            13

    NET UNREALIZED GAIN ...........................          $291          $108          $183

1997
Unrealized holding gain arising during the year ...          $ 51          $ 16          $ 35
Less reclassification adjustments for gain realized
   in net income ..................................             1            --             1

    NET UNREALIZED GAIN ...........................          $ 50          $ 16          $ 34

1996
Unrealized holding gain arising during the year ...          $ 39          $ 12          $ 27
Less reclassification adjustments for gain realized
   in net income ..................................            12             4             8

    NET UNREALIZED GAIN ...........................          $ 27          $  8          $ 19


NOTE 18 - YEAR 2000 ISSUES

As the year 2000 approaches, business issues are emerging regarding how existing software programs and operating systems can accommodate the date value. The problem, as it is commonly defined, arose out of a shortage of disk space in the early 1960's and 1970's. Instead of storing dates as four digits (1900), they were stored as two digits (00). However, when the clock rolls over to 2000, many systems will think "00" is 1900 rather than 2000. Hardware and/or software that run on a time schedule or involve calculations based on dates can be seriously affected. Without correction, the expanded date formats of the new millennium will cause many operating systems to produce incorrect data or cause them to fail completely.


(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Citizens Bancorp and Subsidiary
December 31, 1998 and 1997


NOTE 18 - YEAR 2000 ISSUES (concluded)

The Company has been actively working for well over one and one-half years toward addressing that its systems and people will be ready to serve its customers in the new century and beyond. The Company has closely followed the Federal Financial Institutions Examination Council's recommended approach of: 1) awareness, 2) assessment, 3) renovation, 4) validation, and 5) implementation. Currently, the Company has completed the assessment, renovation and testing of the bulk of the Company's hardware and software. The Company has also contacted all of its service suppliers to obtain some assurance of their year 2000 readiness status. The Company will spend the balance of 1999 validating its testing results, planning for any remaining contingencies, and ensuring its customer's awareness of the Company's year 2000 readiness status.

The costs incurred to date on year 2000 compliance issues have not been material. While it is impossible to estimate the potential impact on the Company's business after January 1, 2000, management presently believes that the costs the Company will incur prior to that date relating to its activities necessary to ensure year 2000 readiness will not have a significant effect on its financial position or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

In December of 1997 Bancorp's management recommended to the Audit Committee of the Board of Directors that Bancorp solicit bids from independent certified public accountants to perform its accounting and auditing work beginning in the 1998 fiscal year. The Audit Committee approved the recommendation, and directed management to schedule interviews to evaluate qualified candidates to serve as Bancorp's independent accountant.

The Audit Committee scheduled interviews with three accounting firms as part of its review and evaluation process. David O. Christensen, C.P.A., Bancorp's outside accounting firm at the time of the bidding process, was invited to be considered as a candidate for Bancorp's accounting and auditing work and to be included among firms interviewed. Mr. Christensen notified Bancorp on January 9, 1998 that he declined to stand for consideration or for re-election as Bancorp's independent accountant. The Audit Committee held its interviews on February 11,1998, and thereafter recommended that the accounting firm of Knight, Vale and Gregory, Inc., P.S. ("KVG") be retained as Bancorp's independent accountant. The recommendation was approved by the Board of Directors on February 17, 1998.

The recommendation did not arise from any disagreements, within the meaning of
Item 304 of Regulation S-K, between Bancorp and Bancorp's prior independent accountant, David O. Christensen, and there have been no such disagreements, or any "reportable events" under paragraph (a)(1)(v) of Item 304, with respect to any Company financial statement, audit, report or tax return or any matters relating thereto for Bancorp's 1996 or 1997 fiscal years or any subsequent interim period through January 9, 1998. In particular, with respect to such financial statements, Mr. Christensen's report did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Beginning on February 18, 1998 KVG commenced providing accounting and audit services to Bancorp for matters arising in fiscal 1998, and served as Bancorp's independent auditor to audit Bancorp's financial statements for the fiscal year 1998. A representative of KVG will be present at the Annual Meeting, will have an opportunity to make a statement if he or she so desires and will be available to respond to appropriate questions.

Bancorp retained the firm of Shiraishi and Kitchen, Inc. to perform the internal operational audit of Citizens Bank for fiscal 1998.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included in Bancorp's definitive proxy materials for its Annual Meeting of Shareholders scheduled for April 20, 1999. These definitive proxy materials were filed with the Securities Exchange Commission on or about March 28, 1999, and are hereby incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is included in Bancorp's definitive proxy materials for its Annual Meeting of Shareholders scheduled for April 20, 1999. These definitive proxy materials were filed with the Securities Exchange Commission on or about March 28, 1999, and are hereby incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included in Bancorp's definitive proxy materials for its Annual Meeting of Shareholders scheduled for April 20, 1999. These definitive proxy materials were filed with the Securities Exchange Commission on or about March 28, 1999, and are hereby incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in Bancorp's definitive proxy materials for its Annual Meeting of Shareholders scheduled for April 20, 1999. These definitive proxy materials were filed with the Securities Exchange Commission on or about March 28, 1999, and are hereby incorporated herein by this reference.


                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements:

Bancorp's consolidated financial statements and related documents are listed in the index set forth in Item 8 of this report and are filed as part of this report. All other schedules to the consolidated financial statements referenced in Regulation S-X are omitted because they are not applicable or are not material, or because the information is already included in Bancorp's consolidated financial statements and the notes thereto.

Pursuant to Item 601 of Regulation S-K, the following exhibits are attached hereto or are incorporated herein by reference.

(Note: The per share earnings computation statement required by Item 601(b)(11) of Regulation S-K is contained in Note 1 to the Consolidated Financial Statements included in Bancorp's 1998 Annual Report to Shareholders. A copy of this Annual Report is attached hereto as an exhibit.)

1. Article of Incorporation and Bylaws. (Regulation S-K, Item 601, Exhibit Table Item (3)). A copy of Bancorp's Articles of Incorporation and Bylaws are attached as Exhibits (3)(i) and (3)(ii) to its Form 10-K for the year ending December 31, 1997 filed with the SEC on March 31, 1998, and are incorporated herein by this reference.

2. Annual Report to Shareholders. (Regulation S-K, Item 601, Exhibit Table Item (13)). A copy of Bancorp's 1998 Annual Report to Shareholders is attached hereto.

3. List of Subsidiaries. (Regulation S-K, Item 601, Exhibit Table Item (21)). Attached hereto is a list of Bancorp's subsidiaries as of December 31, 1998.

4.   Financial Data Schedule. (Regulation S-K, Item 601, Exhibit Table Item
     (27)). Bancorp's Financial Data Schedule is attached hereto.

(b)  Reports on Form 8-K.

Bancorp filed no reports on Form 8-K in the fourth quarter of 1998.

Upon written request's to Bancorp's Chief Financial Officer, Lark E. Wysham, P.O. Box 30, Corvallis, Oregon 97339 a copy of any exhibit referenced herein will be provided to the requesting party upon payment of Bancorp's reasonable copying expense of $.25 per page.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 29th day of March, 1999.

CITIZENS BANCORP
(Registrant)

By: /s/
    --------------------------------------------
    William V. Humphreys
    President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March, 1999.

PRINCIPAL EXECUTIVE OFFICER:

/s/ William V. Humphreys, President and Chief Executive Officer



-------------------------------------------------
William V. Humphreys

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ Lark E. Wysham, Senior Vice President and Chief Financial Officer



----------------------------------------
Lark E. Wysham

DIRECTORS:

/s/                                                /s/
----------------------------------------           ---------------------------------------
Gene N. Thompson                                   Jock Gibson


/s/                                                /s/
----------------------------------------           ---------------------------------------
Rosetta C. Venell                                  Jim E. Richards


/s/                                                /s/
----------------------------------------           ---------------------------------------
John Truax                                         Scott A. Fewel


/s/                                                /s/
----------------------------------------           ---------------------------------------
Duane L. Sorensen                                  William V. Humphreys

                                 EXHIBIT INDEX


EXHIBIT                                                          PAGE
13.1      1998 Annual Report to Shareholders.                     1

21.1      Bancorp's subsidiaries as of December 31, 1998.         33

27.1      Financial Data Schedule.                                35