Form 10-K/A
period 1998-12-31
CITIZENS BANCORP/OR
filed 1999-05-05
CIK 1048575

                                   FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1998

[ ] TRANSITIONAL REPORT PURSUANT OT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____ to ____

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

CITIZENS BANCORP

                                    PART II.

ITEM 7: NON-PERFORMING LOANS AND OTHER ASSETS


The following table represents information with respect to non-performing loans and other assets:

                                                        1998           1997           1996           1995           1994
                                                       ------         ------         ------         ------         ------
Loans on non-accrual status                            $  173         $    0         $    4         $  106         $  221
Loans past due greater than 90 days                       447            438             23            273            221
                                                       ------         ------         ------         ------         ------
Total non-performing loans                                620            438             27            379            442
Other real estate owned                                     0            240             59              0            455
                                                       ------         ------         ------         ------         ------
Total non-performing assets                            $  620         $  678         $   86         $  379         $  897
                                                       ======         ======         ======         ======         ======
Allowance for loan losses                              $1,419         $1,201         $1,039         $  896         $  844
Allowance for loan losses/non-performing assets           229%           177%         1,208%           236%         (5.97)%
Non-performing loans/total loans                          .47%           .36%           .02%           .38%           .49%
Non-performing assets/total assets                        .27%           .34%           .04%           .23%           .58%

Bancorp has a policy that places loans on nonaccrual status after they become 90 days past due unless waived by management when collectability is deemed eminent. Bancorp may place loans that are not contractually past due or that are fully collateralized on nonaccrual status as a management tool to actively oversee specific loans. Loans on nonaccrual status at December 31, 1998 were approximately $173,000, $0 at December 31, 1997, and $4,000 at December 31, 1996.

                                      32-a

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 4th day of May, 1999.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 4th day of May, 1999.

PRINCIPAL EXECUTIVE OFFICER:

/s/  William V. Humphreys, President and Chief Executive Officer


--------------------------------
William V. Humphreys

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/  Lark E. Wysham, Senior Vice President and Chief Financial Officer



---------------------------------
Lark E. Wysham

DIRECTORS:


/s/                                         /s/
----------------------------------          ------------------------------------
Gene N. Thompson                            Jock Gibson


/s/                                         /s/
----------------------------------          ------------------------------------
Rosetta C. Venell                           James E. Richards


/s/                                         /s/
----------------------------------          ------------------------------------
John Truax                                  Scott A. Fewel


/s/                                         /s/
----------------------------------          ------------------------------------
Duane L. Sorensen                           William V. Humphreys