Form 10-Q
period 1999-03-31
CITIZENS BANCORP/OR
filed 1999-05-14
CIK 1048575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


             For the transition period from __________ to __________

                        Commission file number 000-23277


                               CITIZENS BANCORP/OR
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

    3,927,706 shares as of April 30, 1999, no par.

                                CITIZENS BANCORP
                                    FORM 10-Q
                                  MARCH 31,1999
                                      INDEX


PART I.                                                                                 Page
                                                                                      Reference
  ITEM 1. - FINANCIAL INFORMATION - UNAUDITED

   Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998                1

   Consolidated Statements of Income and Comprehensive Income for the three
       months ended March 31, 1999 and 1998                                              2

   Consolidated Statements of Changes in Shareholders' Equity                            3

   Consolidated Statements of Cash Flows                                                 4

   Notes to Consolidated Financial Statements                                            5

  ITEM 2. - Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                  6 - 12

  ITEM 3. - Quantitative and Qualitative Disclosure about Market Risk                    12

PART II. - OTHER INFORMATION

  ITEM 1. - Legal Proceedings                                                            13

  ITEM 2. - Changes in Securities                                                        13

  ITEM 3. - Defaults Upon Senior Securities                                              13

  ITEM 4. - Submission of Matters to a Vote of Security Holders                          13

  ITEM 5. - Other Information                                                            13

  ITEM 6. - Exhibits and Reports on Form 8-K                                             13

  SIGNATURES                                                                             14

                          PART I FINANCIAL INFORMATION

ITEM 1

CITIZENS BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

                                                                       MARCH 31,         DECEMBER 31,
                                                                         1999                 1998
                                                                       ---------          ---------

Assets
     Cash and due from banks                                           $   9,554          $  12,771
     Interest bearing deposits in banks                                   19,129             23,406
     Federal funds sold                                                        0                  0
     Securities available for sale                                        51,156             50,855
     Securities held to maturity                                           9,993              9,733

     Loans, net of unearned discount and prepaid fees                    134,789            132,126
     Allowance for credit losses                                          (1,454)            (1,419)
                                                                       ---------          ---------
     NET LOANS                                                         $ 133,335          $ 130,707

     Premises and equipment                                                4,383              3,435
     Accrued interest receivable                                           1,937              1,853
     Other assets                                                          1,192              1,218

     TOTAL ASSETS                                                      $ 230,679          $ 233,978
                                                                       =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Deposits:
       Demand                                                          $  38,229          $  42,025
       Savings and interest bearing demand                                83,786             81,015
       Time                                                               64,353             65,195
                                                                       ---------          ---------
     TOTAL DEPOSITS                                                    $ 186,368          $ 188,235

     Repurchase agreements                                                15,077             16,299
     Other borrowings                                                      4,536              4,556
     Accrued interest and other liabilities                                  903              2,303

     TOTAL LIABILITIES                                                 $ 206,884          $ 211,393
                                                                       ---------          ---------

SHAREHOLDERS' EQUITY
     Common stock (no par value); authorized 5,000,000 shares;
       issued and outstanding:  1999 - 3,927,706 shares;
       1998 - 3,891,136 shares                                            16,676             16,069
     Retained Earnings                                                     7,065              6,271
     Accumulated other comprehensive income                                   54                245
     TOTAL SHAREHOLDERS' EQUITY                                        $  23,795          $  22,585
                                                                       ---------          ---------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 230,679          $ 233,978
                                                                       =========          =========


See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousand, except per share amounts)

                                                                   THREE MONTHS ENDED
                                                                         MARCH 31,
                                                              --------------------------------
                                                                  1999                 1998
                                                              -----------          -----------
INTEREST INCOME:
  Loans                                                       $     3,073          $     3,155
  Interest on deposits and federal funds sold                         240                  256
  Securities available for sale                                       691                  550
  Securities held to maturity                                          92                  119
                                                              -----------          -----------
  TOTAL INTEREST INCOME                                       $     4,096          $     4,080

INTEREST EXPENSE:
  Deposits                                                          1,296                1,224
  Borrowed funds                                                       72                   16
  Repurchase agreements                                               114                  140
                                                              -----------          -----------
  TOTAL INTEREST EXPENSE                                      $     1,482          $     1,380

  NET INTEREST INCOME                                         $     2,614          $     2,700

Provisions for credit losses                                          (66)                 (45)

  Net interest income after provision for credit losses       $     2,548          $     2,655

NON-INTEREST INCOME:
  Service charges on deposit accounts                                 273                  204
  Origination fees and gains on loans sold                              0                   17
  Gain(loss) on sales of securities available for sale                  0                   19
  Other                                                               297                  247
                                                              -----------          -----------
  TOTAL NON-INTEREST INCOME                                   $       570          $       487

NON-INTEREST EXPENSE:
  Salaries and employee benefits                                    1,055                  923
  Occupancy and equipment                                             248                  229
  Other                                                               596                  566
                                                              -----------          -----------
  TOTAL NON-INTEREST EXPENSE                                  $     1,899          $     1,718

  INCOME BEFORE INCOME TAXES                                  $     1,219          $     1,424
                                                              -----------          -----------

Income taxes                                                         (425)                (483)

  Net income                                                  $       794          $       941
                                                              ===========          ===========

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Unrealized gain (loss) on AFS securities, net                      (191)                   2
  Reclassification for gain included in net income                      0                  (10)

COMPREHENSIVE INCOME                                          $       603          $       933
                                                              ===========          ===========

Per share data:
Basic earnings per share                                      $      0.20          $      0.24
Weighted average number of common
 shares outstanding                                             3,922,830            3,889,608


CITIZENS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in Thousands)

                                                       THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                     -----------------------------------------------------------------------------------
                                      NUMBER OF                                            ACCUMULATED
                                       COMMON            COMMON                              OTHER
                                       SHARES            STOCK            RETAINED        COMPREHENSIVE
                                     OUTSTANDING         AMOUNT           EARNINGS            INCOME             TOTAL
                                     -----------        ---------         ---------       -------------        ---------
Balance, at December 31, 1997         1,922,321          $15,517           $3,832            $  62             $19,411

Net Income                                   --               --              941               --                 941

Valuation adjustment, net                    --               --               --               (8)                 (8)

Issuance of common stock                 23,247              552               --               --                 552
                                      ---------          -------           ------            -----             -------

  BALANCE, AT MARCH 31, 1998          1,945,568          $16,069           $4,773            $  54             $20,896

Balance, at December 31, 1998         3,891,137          $16,069           $6,271            $ 245             $22,585

Net Income                                   --               --              794               --                 794

Valuation adjustment, net                    --               --               --             (191)               (191)

Issuance of common stock                 36,569              607               --               --                 607
                                      ---------          -------           ------            -----             -------

  BALANCE, AT MARCH 31, 1999          3,927,706          $16,676           $7,065             $ 54             $23,795

CITIZENS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

                                                                                        THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     --------------------------
                                                                                       1999              1998
                                                                                     --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $    794          $    941
Adjustments to reconcile net income to net
cash provided by operating activities:
  Provision for credit losses                                                              66                45
  Depreciation and amortization                                                           121               103
  Stock dividends received                                                                (13)              (12)
  (Increase) decrease in accrued interest receivable                                      (84)               46
  Increase (decrease)  in accrued interest payable                                          4                 5
  Other                                                                                   165               538
                                                                                     --------          --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            $  1,053          $  1,666

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in interest bearing deposits in banks                         4,277             3,981
  Net (increase) decrease in federal funds sold                                             0             2,600
  Proceeds from maturities of available for sale securities                             6,500             1,000
  Proceeds from sales of available for sale securities                                      0             9,519
  Proceeds from maturities of securities held to maturity                                   0             2,455
  Purchases of securities available for sale                                           (7,140)          (13,122)
  Purchases of securities held to maturity                                               (266)             (367)
  (Increase) decrease in loans made to customers, net of principal collections         (2,698)           (4,563)
  Purchases of premises and equipment and other                                        (1,040)              (22)
                                                                                     --------          --------
  NET CASH PROVIDED BY INVESTING ACTIVITIES                                          $   (367)         $  1,481

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                                  (1,867)           (1,621)
  Net increase (decrease) in repurchase agreements and other borrowings                (1,242)           (1,021)
  Payment of dividends                                                                   (794)             (755)
                                                                                     --------          --------
  NET CASH USED IN FINANCING ACTIVITIES                                              $ (3,903)         $ (3,397)

  NET DECREASE IN CASH AND DUE FROM BANKS                                              (3,217)             (260)

CASH AND DUE FROM BANKS
  Beginning of year                                                                    12,771             9,268

  END OF YEAR                                                                        $  9,554          $  9,018
                                                                                     ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                                         1,478             1,375
  Income taxes paid                                                                       370                --
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Fair value adjustment of available for sale, net of tax                                (191)               (8)
  Issuance of common stock through dividend reinvestment plan                             607               552


CITIZENS BANCORP
Notes to Consolidated Financial Statements (unaudited)

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

    The interim condensed consolidated financial statements should be read in conjunction with the December 31, 1998 consolidated financial statements, including notes there to, included in Bancorp's 1998 Annual Report to shareholders.

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

3.  SHAREHOLDERS EQUITY AND NET INCOME PER COMMON SHARE

    The Board of Directors declared a $.36 per share dividend on December 15, 1998, to Bancorp shareholders of record on that date payable on January 11, 1999. Through the Dividend Reinvestment Plan (DRIP) 36,569 shares were purchased at a price of $16.60 per share. The DRIP resulted in an increase of shares outstanding from 3,891,137 to 3,927,706.

    All per share amounts have been restated to retroactively reflect stock dividends, stock purchased and stock splits previously reported.

4.  CONTINGENCIES

    Unfunded loan commitments totaled $21.1 million as of March 31, 1999 and $19.0 million as of December 31, 1998.

5.  ACCOUNTING CHANGES

    In the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), which was effective for years beginning after December 15, 1997. SFAS No. 130 requires that an entity report and display comprehensive income with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. With regard to the Company, currently the only items of comprehensive income are changes in the fair value of its available for sale securities portfolio. Accordingly, changes in the value of that portfolio during the period, net of tax, are reported as "Other Comprehensive Income" in the accompanying Consolidated Statement of Income and Comprehensive Income. Changes in the fair value of the available for sale securities portfolio for the three months ended March 31, 1999, which were previously reported in the Consolidated Statement of Shareholders' Equity, have been reclassified and retroactively reported as Other Comprehensive Income. The cumulative adjustment, net of taxes, to record the available for sale securities portfolio at fair value at period end was previously reported as "Net unrealized gain (loss) on securities available for sale, net of tax" in the Company's consolidated balance sheets. That cumulative adjustment is now termed 'Accumulated other comprehensive income". There was no effect on previously reported net income as a result of this reporting change.

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

OVERVIEW

Citizens Bancorp ("Bancorp"), an Oregon corporation, is the parent corporation and holding company of Citizens Bank ("the Bank"), which is its sole subsidiary. The Bank is an Oregon State-chartered banking corporation headquartered in Corvallis, Oregon. The Bank was incorporated in 1957, Bancorp in 1996.

The Bank recently opened two new full service branches located in the communities of Albany, Oregon and McMinnville, Oregon.

The new West Albany branch is the second branch in Albany for the Bank. The new branch opened February 1999 in a newly constructed building of approximately 4,000 feet on leased land. The land lease is for a term of fifty years. The manager for the new West Albany branch was the Bank's assistant manager at its East Albany branch and has strong lending and management expertise.

The new McMinnville branch opened April 1999 in a temporary modular building while a permanent facility is being constructed. The modular building is owned by the Bank and will be used for future branch expansion projects or sold. The McMinnville branch building is the same design as the new West Albany branch with minor modifications to fit the property, saving the Bank costs relative to plans and design. The Bank purchased the land for the branch which is in a prime location in the downtown area. The McMinnville branch manager has over 25 years experience in the banking industry with long term ties to the community.

Both Albany and McMinnville are fast growing markets for small to medium size businesses. The Bank specializes in loans to small and medium sized businesses and is well positioned to meet the needs for business loans in these communities. The bank's strategic focus is relationship banking and anticipates substantial opportunity for both deposit and loan growth for these new branches.

The Bank believes that expansion into these markets will enhance shareholder value, contribute to its goal of strong financial performance, and provide superior financial and customer service to these communities.

The Bank is in the final stages of installing a local and wide area network ("LAN/WAN") throughout its branch's and departments. Management believes that the system will enhance productivity, efficiency, customer service, and communication as well as its franchise value. The LAN/WAN will be the building block for future technological enhancements and customer products.

Bancorp reported net income of $794,000, or $.20 per share for the three months ending March 31, 1999, compared to net income of $941,000, or $.24 per share for the same period in 1998. The net decrease is attributable to a decrease in interest income from loans due to lower overall interest rates on loans and an increase in expenses related to the opening of two new branches, improvements to the technology infrastructure, and expenses related to Y2K readiness.

LOAN PORTFOLIO

The composition of the loan portfolio was as follows (in thousands):

                                                 MARCH 31,         DECEMBER 31,
                                                    1999               1998
                                                 ---------         ------------
Commercial                                       $  27,190          $  26,234
Agriculture                                         12,074             12,402
Real Estate
  Construction                                       9,822          $   7,900
  1-4 Family                                        30,892             31,390
  Other                                             51,327             50,421
Consumer Loans                                       4,102              4,393

Less:  unearned income and deferred fees              (618)              (614)

TOTAL LOANS                                      $ 134,789          $ 132,126

Less:  allowance for credit losses                  (1,454)            (1,419)

                                                 ---------          ---------
NET LOANS                                        $ 133,335          $ 130,707
                                                 =========          =========


Transactions in the reserve for credit losses were as follows for the three months ended March 31, 1999:

                                         1999           1998
                                        ------         ------
Balance at beginning of period          $1,419         $1,201
Provision charged to operations             66             45
Loans recovered                              0              0
Loans charged off                           31              0
                                        ------         ------
                                        $1,454         $1,246
                                        ======         ======

It is the policy of the Bank to place loans on nonaccrual after they become 90 days past due unless waived by management when collectability is deemed eminent. The Bank may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status as a management tool to actively oversee specific loans.

Loans on nonaccrual status as of March 31, 1999 and December 31, 1998 were approximately $283,000 and $173,000 respectively. Loans past due 90 days or more on which the Bank continued to accrue interest were approximately $305,000 at March 31, 1999 and $447,000 at December 31, 1998. There were no loans with modified terms as of March 31, 1999 and December 31, 1998.

INVESTMENT SECURITIES

The amortized cost and estimated book value of the investment securities held by the Bank, including unrealized gains and losses, at March 31, 1999 and December 31, 1998, are as follows (in thousands):


March 31, 1999                                    AMORTIZED      ESTIMATED     UNREALIZED
                                                     COST        FAIR VALUE    GAINS, NET
                                                  ---------      ----------    -----------
AVAILABLE FOR SALE
U.S. Treasury Securities
  (Including securities of government agencies
  and corporations)                                $50,372         $50,454         $82
Other                                                  702             702           0
                                                   -------         -------         ---
                                                   $51,074         $51,156         $82

March 31, 1999                                        AMORTIZED      ESTIMATED         UNREALIZED
                                                         COST        FAIR VALUE        GAINS, NET
                                                      ---------      ----------        -----------

HELD TO MATURITY
U.S. Treasury Securities
  (Including securities of government agencies
  and corporations)                                     $ 2,010         $ 2,024         $    14
Obligations of State and Political Subdivisions           7,983           8,088             105
                                                        -------         -------         -------
                                                        $ 9,993         $10,112         $   119


December 31, 1999                                     AMORTIZED      ESTIMATED         UNREALIZED
                                                         COST        FAIR VALUE        GAINS, NET
                                                      ---------      ----------        -----------

AVAILABLE FOR SALE
U.S. Treasury Securities
  (Including securities of government
  agencies and corporations)                            $49,816         $50,198         $   382
Other                                                       657             657               0
                                                        -------         -------         -------
                                                        $50,473         $50,855         $   382
HELD TO MATURITY
U.S. Treasury Securities
  (Including securities of government agencies
  and corporations)                                     $ 2,014         $ 2,036         $    22
Obligations of State and Political Subdivisions           7,719           7,821             102
                                                        -------         -------         -------
                                                        $ 9,733         $ 9,857         $   124

MATERIAL CHANGES IN FINANCIAL CONDITION

Changes in the balance sheet for the three months ended March 31, 1999 include a decrease in total assets. The decrease is primarily in cash and balances due from depository institutions.

At March 31, 1999 total assets decreased 1.41% or approximately $3.3 million over total assets at December 31, 1998. Major components of the change in total assets were:

     -    $.9 million increase in premises and fixed assets

     -    $2.6 million increase in loans

     -    $.6 million increase in investments

     -    $7.2 million decrease in cash and cash equivalents

The increase in loans was primarily due to loan demand as a result of favorable economic conditions, increased calling activity by the Bank's loan officers and marketing of the Bank's personalized loan services. Loans increased from $130.7 million at December 31, 1998 to $133.3 million for the three month period ending March 31, 1999. An increase of $2.6 million or 1.97 percent.

The increase in investments was a result of management's decision to place excess funds into the investment portfolio. The timing of the maturities are determined by using the Bank's asset/liability model. The Bank increased its investments in tax-exempt municipal bonds, US Treasuries, and Government Agencies.

At March 31, 1999 and December 31, 1998 the Bank kept its liquid funds in an interest bearing account held at the Federal Home Loan Bank due to a more favorable interest rate. The majority of the Banks liquid funds are held in its interest bearing account at the Federal Home Loan Bank (FHLB). The balance at the FHLB at March 31, 1999 was $14.1 million in an interest bearing demand account. This account represents the Bank's surplus funds which can fluctuate widely on a day to day basis.

The Bank experienced a net decrease in total deposits to $186.4 million at March 31, 1999 from $188.2 million at December 31, 1998 which represents a decrease of $1.9 million or .99 percent. The net decrease in total deposits was the result of an overall decrease in the balances in demand accounts and time deposits. Demand deposits were approximately $38.2 million at March 31, 1999 and approximately

$42.0 million at December 31, 1998. This fluctuation in demand account balances is normal for the Bank. Average total deposits for three months ending March 31, 1999 was $184.1 million compared to $169.3 million for the year ending December 31, 1998.

Long-term borrowings from the Federal Home Loan Bank were utilized to fund and match large long-term customer loans. Long term borrowings decreased by $.8 million for the quarter ending March 31, 1999 as compared to year end December 31, 1998. This reduction was a result of the monthly amortization of these loans.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

The Company reported net income of $794,000 or $.20 per share, for the three months ended March 31, 1999, compared to net income of approximately $941,000, or $.24 per share for the same period in 1998. This represents a decrease in net income of $147,000 or 15.6 percent. The net decrease was attributable to a decrease in interest income from loans, expenses relative to the opening of the new West Albany Branch in a newly completed building in February 1999, the opening of the new McMinnville Branch in April 1999 in a modular building while the permanent building is constructed, the installation of a local and wide area computer network and expenses related to Y2K readiness.

Total interest income increased approximately $16,000 for the three months ended March 31, 1999 as compared to the same 1998 period. This increase was primarily due to increases in interest income on security investments.

Net interest income decreased $86,000 or 3.2 percent for the three months ending March 31, 1999. The net decrease during this period resulted from decreases in interest income and an increase in interest expense on deposits from growth. The decrease in interest income from loans is primarily due to declining rates on prime based loans, refinancing of existing loans and repricing of maturing loans.

Non-interest income increased approximately $83,000 for the three months ended March 31, 1999 as compared to the same three month period in 1998. These increases are attributable to an increase in service charge income as a result of deposit growth, service charge increases, and increases in the volume of bankcard services over last year for the same period.

Salaries and employee benefits increased approximately $132,000 for the three month period ending March 31, 1999 compared to the same three month period in 1998. These increases were primarily due to routine adjustments in officer and staff salaries, staff increases due to the new West Albany Branch and McMinnville Branch, and technical support staff.

Other non-interest expense excluding salaries and employee benefits increased approximately $49,000 for the three months ended March 31, 1999 as compared to the same three month period in 1998. This increase was primarily due to increases in expense relative to growth of the merchant bankcard and debit card products, an increase in depreciation expense due to the continuous updating of equipment relative to technology and computers.

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

During the first three months ended March 31, 1999 the Bank funded the allowance for credit losses $66,000 from operations and $45,000 for the same three month period during 1998. The increase in the provision for credit losses was incurred to match the increased loan growth. The Bank experienced $31,000 in credit losses for the three months ended March 31, 1999 and no credit losses for the same period ended March 31, 1998. The historical level of loan charge offs has been very low for the Bank.

Management's assessment of the reserve for credit losses includes various factors such as current delinquent and non-performing loans, historical analysis of industry credit loss experience, knowledge of the present and anticipated economic future of its market area and loan grades. The Bank is satisfied that the allowance for credit losses at March 31, 1999 of $1,454,000 or 1.08% of total loans is an appropriate amount.

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

Well in advance of all federally mandated time frames, the Company has internally established and is currently on track with the following tables:

     Mission Critical testing completed                         12/31/98
     Mission Critical process validation completed               3/31/99
     Mission Critical remediation as necessary completed         3/31/99
     Non-Mission Critical testing complete                       5/31/99
     Non-Mission Critical process validation complete            6/30/99
     Non-Mission Critical remediation as necessary complete      6/30/99

The Company has established a budget for extraordinary expenses related to Y2K of approximately $300,000. The budget includes an estimation of both real costs and lost opportunities relative to investments and loans. Approximately $38,000.00 of this amount has already been incurred.

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

The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first three months of 1999. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income which is adjusted for non-cash items and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consisted primarily of both proceeds from and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Bank's deposit accounts.

Management believes that the Bank's existing sources of liquidity will enable the Bank to fund its requirements in the normal course of business.

As of March 31, 1999, shareholders' equity totaled $23,795,000 as compared to $22,585,000 for the same three month period in 1998, an increase of 5.36%. This increase in equity was primarily due to the Company's net income.

Capital ratios for the Company were as follows as of the dates indicated:

                                                                     BANCORP
                                 ADEQUATELY       WELL       ------------------------
                                 CAPITALIZED   CAPITALIZED   MARCH 31,   DECEMBER 31,
                                  STANDARDS     STANDARDS      1999        1998
                                 -----------   -----------   ---------   ------------

Tier 1 Leverage Ratio                4%            5%        10.31%        9.79%
Tier 1 Risk Based Capital Ratio      4%            6%        16.44%       15.53%
Total Risk Based Capital Ratio       8%           10%        17.46%       16.53%


ITEM 3.  QUANTITATIVE & QUALITATIVE ANALYSIS ABOUT MARKET RISK

No material changes have occurred in market risk since reported on December 31, 1998.

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

             27.0 Financial Data Schedule for the three months ended March 31, 1999.

         (b) Reports on Form 8-K

             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 Date:  May 13, 1999          /s/ William V. Humphreys
                                              ----------------------------------
                                          By: William V. Humphreys
                                              President and
                                              Chief Executive Officer

                 Date:  May 13, 1999          /s/ Lark E. Wysham
                                              ----------------------------------
                                          By: Lark E. Wysham
                                              Senior Vice President and
                                              Chief Financial Officer