Form 10-K/A
period 1998-12-31
CITIZENS BANCORP/OR
filed 1999-06-10
CIK 1048575

                                   FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



This Amendment No. 2 is being submitted to amend Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Result of Operations, to include the table and narrative for "Non-Performing Loans and Other Assets." This section was inadvertently not included in the 10K filed for fiscal year-ended December 31, 1998. Amendment No. 1 did not include the entire narrative of Item 7. Amendment No. 2 includes the entire Management Discussion and Analysis.


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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 10th day of June, 1999.


CITIZENS BANCORP
(Registrant)

By: /s/ William V. Humphreys
    -------------------------------------
    William V. Humphreys
    President and Chief Executive Officer

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


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of June, 1999.


PRINCIPAL EXECUTIVE OFFICER:

/s/  William V. Humphreys, President and Chief Executive Officer

--------------------------------
William V. Humphreys

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/  Lark E. Wysham, Senior Vice President and Chief Financial Officer

---------------------------------
Lark E. Wysham

DIRECTORS:


/s/ Gene N. Thompson                        /s/ Jock Gibson
----------------------------------          ------------------------------------
Gene N. Thompson                            Jock Gibson


/s/ Rosetta C. Venell                       /s/ James E. Richards
----------------------------------          ------------------------------------
Rosetta C. Venell                           James E. Richards


/s/ John Truax                              /s/ Scott A. Fewel
----------------------------------          ------------------------------------
John Truax                                  Scott A. Fewel


/s/ Duane L. Sorensen                       /s/ William V. Humphreys
----------------------------------          ------------------------------------
Duane L. Sorensen                           William V. Humphreys