Form 10-Q
period 1999-06-30
CITIZENS BANCORP/OR
filed 1999-08-10
CIK 1048575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  ( X )  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

               For the quarterly period ended June 30, 1999

  (   )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


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

    4,124,091 shares as of July 30, 1999, no par value.

                                CITIZENS BANCORP
                                    FORM 10-Q
                                  JUNE 30,1999
                                      INDEX


                                                                                              Page
PART I.                                                                                     Reference
ITEM 1. - FINANCIAL INFORMATION - UNAUDITED

Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998                           1

Consolidated Statements of Income and Comprehensive Income for the three
   months and six months ended June 30, 1999 and 1998                                           2

Consolidated Statements of Changes in Shareholders' Equity                                      3

Consolidated Statements of Cash Flows for six months ended June 30, 1999 and 1998               4

Notes to Consolidated Financial Statements                                                      5

ITEM 2. - Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                                                    6

ITEM 3. - Quantitative and Qualitative Disclosure about Market Risk                            12

PART II. - OTHER INFORMATION

ITEM 1. - Legal Proceedings                                                                    13

ITEM 2. - Changes in Securities                                                                13

ITEM 3. - Defaults Upon Senior Securities                                                      13

ITEM 4. - Submission of Matters to a Vote of Security Holders                                  13

ITEM 5. - Other Information                                                                    14

ITEM 6. - Exhibits and Reports on Form 8-K                                                     14

SIGNATURES                                                                                     15

                          PART I FINANCIAL INFORMATION

ITEM 1
CITIZENS BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)


                                                                     JUNE 30, 1999   DECEMBER 31, 1998
ASSETS
     Cash and due from banks                                           $   9,637         $  12,771
     Interest bearing deposits in banks                                   23,132            23,406
     Securities available for sale                                        59,873            50,855
     Securities held to maturity                                          10,666             9,733

     Loans, net of unearned discount and prepaid fees                    133,916           132,126
     Allowance for credit losses                                          (1,447)           (1,419)
                                                                       ---------         ---------
     NET LOANS                                                         $ 132,469         $ 130,707

     Premises and equipment                                                4,716             3,435
     Accrued interest receivable                                           2,282             1,853
     Other assets                                                          1,531             1,218

     TOTAL ASSETS                                                      $ 244,306         $ 233,978
                                                                       =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Deposits:
       Demand                                                          $  33,744         $  42,025
       Savings and interest bearing demand                                94,538            81,015
       Time                                                               63,625            65,195
                                                                       ---------         ---------
     TOTAL DEPOSITS                                                    $ 191,907         $ 188,235

     Repurchase agreements                                                18,124            16,299
     Other borrowings                                                      9,369             4,556
     Accrued interest and other liabilities                                  576             2,303

     TOTAL LIABILITIES                                                 $ 219,976         $ 211,393
                                                                       ---------         ---------

SHAREHOLDERS' EQUITY
     Common stock (no par value); authorized 10,000,000 shares;
       issued and outstanding:  1999 - 4,124,091 shares;
       1998 - 3,891,137 shares                                            19,868            16,069
     Retained Earnings                                                     4,770             6,271
     Accumulated other comprehensive income                                 (308)              245
     TOTAL SHAREHOLDERS' EQUITY                                        $  24,330         $  22,585
                                                                       ---------         ---------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 244,306         $ 233,978
                                                                       =========         =========


See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousand, except per share amounts)


                                                                  SIX MONTHS ENDED               THREE MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,
                                                               1999            1998            1999            1998
INTEREST INCOME:
  Loans                                                          6,198           6,535           3,125           3,380
  Interest on deposits and federal funds sold                      487             401             247             145
  Securities available for sale                                  1,410           1,118             719             568
  Securities held to maturity                                      232             239             140             120
                                                            ----------      ----------      ----------      ----------
  TOTAL INTEREST INCOME                                          8,327           8,293           4,231           4,213

INTEREST EXPENSE:
  Deposits                                                       2,574           2,493           1,278           1,269
  Borrowed funds                                                   150              48              78              32
  Repurchase agreements                                            234             269             120             129
                                                            ----------      ----------      ----------      ----------
  TOTAL INTEREST EXPENSE                                         2,958           2,810           1,476           1,430

  NET INTEREST INCOME                                            5,369           5,483           2,755           2,783

PROVISIONS FOR CREDIT LOSSES                                      (132)           (104)            (66)            (59)

  NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES          5,237           5,379           2,689           2,724

NON-INTEREST INCOME:
  Service charges on deposit accounts                              537             431             264             227
Origination fees and gains on loans sold                            25              29              25              12
Gain(loss) on sales of securities available for sale                 0              20               0               1
Other                                                              615             612             318             365
                                                            ----------      ----------      ----------      ----------
  TOTAL NON-INTEREST INCOME                                      1,177           1,092             607             605

  NON-INTEREST EXPENSE:
  Salaries and employee benefits                                 2,067           1,834           1,012             911
  Occupancy and equipment                                          519             481             271             252
  Other                                                          1,265           1,197             669             631
                                                            ----------      ----------      ----------      ----------
  TOTAL NON-INTEREST EXPENSE                                     3,851           3,512           1,952           1,794

  INCOME BEFORE INCOME TAXES                                     2,563           2,959           1,344           1,535
                                                            ----------      ----------      ----------      ----------

  INCOME TAXES                                                    (873)         (1,058)           (448)           (575)

  NET INCOME                                                     1,690           1,901             896             960
                                                            ==========      ==========      ==========      ==========

Per share data:
Basic earnings per share                                    $     0.41      $     0.47      $     0.22      $     0.23
Weighted average number of common
  shares outstanding                                         4,122,829       4,085,693       4,124,091       4,120,676

CITIZENS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in Thousands)

                                                               SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                              NUMBER OF                                       ACCUMULATED
                                               COMMON          COMMON                            OTHER
                                               SHARES          STOCK          RETAINED       COMPREHENSIVE
                                             OUTSTANDING       AMOUNT         EARNINGS          INCOME            TOTAL
BALANCE, AT DECEMBER 31, 1997                 1,922,321      $   15,517      $    3,832       $       62       $   19,411

COMPREHENSIVE INCOME:

Net Income                                           --              --           1,901               --            1,901

Other comprehensive income, net of tax:
  Unrealized gain on securities, net of
  reclassification adjustment                        --              --              --              (14)             (14)

COMPREHENSIVE INCOME                                 --              --           1,901              (14)           1,887

Issuance of common stock                         23,247             552              --               --              552

2 for 1 stock split (April 21, 1998)          1,945,569              --              --               --               --
                                             ----------------------------------------------------------------------------

  BALANCE, AT JUNE 30, 1998                   3,891,137      $   16,069      $    5,733       $      (14)      $   21,850

BALANCE, AT DECEMBER 31, 1998                 3,891,137      $   16,069      $    6,271       $      245       $   22,585

COMPREHENSIVE INCOME:

Net Income                                           --              --           1,690               --            1,690

Other comprehensive income, net of tax:
  Unrealized gain on securities, net of
  reclassification adjustment                        --              --              --             (553)            (553)

COMPREHENSIVE INCOME                                 --              --           1,690             (553)           1,137

Issuance of common stock                         36,569             607              --               --              607

5% stock dividend (June 1, 1999)                196,385           3,192          (3,191)              --               --
                                             ----------------------------------------------------------------------------

  BALANCE, AT JUNE 30, 1999                  $4,124,091      $   19,868      $    4,770       $     (308)      $   24,330

CITIZENS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)


                                                                               SIX MONTHS ENDED
                                                                                   JUNE 31,
                                                                             1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                               $  1,690       $  1,901
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Provision for credit losses                                                132            104
     Depreciation and amortization                                              550            215
     Stock dividends received                                                   (26)           (24)
     Increase in accrued interest receivable                                   (429)          (121)
     Decrease in accrued interest payable                                       (34)            (6)
     Other                                                                     (534)          (135)
                                                                           -----------------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                $  1,349       $  1,934

CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease in interest bearing deposits in banks                            274            685
  Net decrease in federal funds sold                                              0          1,800
  Proceeds from maturities of available for sale securities                  17,630          1,000
  Proceeds from sales of available for sale securities                            0         11,520
  Proceeds from maturities of securities held to maturity                       100          2,974
  Purchases of securities available for sale                                (27,579)       (15,126)
  Purchases of securities held to maturity                                   (1,048)        (1,770)
  Increase in loans made to customers, net of principal collections          (1,872)       (13,266)
  Purchases of premises and equipment and other                              (1,505)            95
                                                                           -----------------------
  NET CASH PROVIDED BY INVESTING ACTIVITIES                                $(14,000)      $(12,088)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase decrease in deposits                                           3,672          6,351
  Net increase decrease in repurchase agreements and other borrowings         6,638          3,766
  Payment of dividends                                                         (793)          (755)
                                                                           -----------------------
  NET CASH USED IN FINANCING ACTIVITIES                                    $  9,517       $  9,362

  NET DECREASE IN CASH AND DUE FROM BANKS                                    (3,134)          (792)

CASH AND DUE FROM BANKS
  Beginning of period                                                        12,771          9,268

  END OF PERIOD                                                            $  9,637       $  8,476
                                                                           =======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                               2,993          2,816
  Income taxes paid                                                             840          1,100
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Fair value adjustment of available for sale, net of tax                      (553)           (14)
  Issuance of common stock through dividend reinvestment plan                   607            553
  Stock Dividend                                                              3,191              0

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

      The interim financial statements are unaudited but have been prepared in accordance with generally accepted accounting principles for interim condensed financial statements. Accordingly, the condensed interim financial statements do not include all of the information and footnotes required by generally accepted financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the interim periods included herein have been made.

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

      At the April 20, 1999 shareholders meeting the shareholders approved an increase of 5,000,000 shares bringing the total authorized shares to 10,000,000 of which 4,124,091 are issued and outstanding.

      The Board of Directors declared a 5% stock dividend to Bancorp shareholders of record on May 10, 1999, payable June 1, 1999. The dividend resulted in an increase of shares outstanding from 3,927,706 to 4,124,091, an increase of 196,385 shares. The per share basis for the dividend was $16.25 resulting in a transfer from retained earnings of $3,191,000 to common stock.

      All per share amounts have been restated to retroactively reflect stock dividends, stock purchased and stock splits previously reported.

4.  CONTINGENCIES

      Unfunded loan commitments totaled $18.6 million as of June 30, 1999 and $19.0 million as of December 31, 1998.

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

The new West Albany branch is the second branch in Albany for the Bank. The new branch opened February 1999 in a newly constructed building of approximately 4,000 square feet on leased land. The land lease is for a term of fifty years. The manager for the new West Albany branch was the Bank's assistant manager at its East Albany branch for three years. He has 17 years of lending experience and has lived in the Albany community for many years.

The new McMinnville branch opened April 1999 in a temporary modular building while a permanent facility is being constructed. The modular building is owned by the Bank and will be used for future branch expansion projects or sold. The McMinnville branch building is the same design as the new West Albany branch with minor modifications to fit the property, saving the Bank costs relative to plans and design. The Bank purchased the land for the branch, which is in a prime location in the downtown area of McMinnville. The McMinnville branch manager has over 25 years experience in the banking industry with long term ties to the community.

Both Albany and McMinnville are fast growing markets for small to medium size businesses. The Bank specializes in loans to small and medium sized businesses and is well positioned to meet the needs for business loans in these communities. The Bank's strategic focus is relationship banking. Management anticipates substantial opportunity for both deposit and loan growth for these new branches.

The Bank believes that expansion into these markets will enhance shareholder value, contribute to its goal of strong financial performance, and provide superior financial and customer service to these communities.

The Bank is in the final stages of installing a local and wide area network ("LAN/WAN") throughout its branch's and departments. An August 31, 1999 completion date is anticipated. Management believes that the system will enhance productivity, efficiency, customer service, and communication as well as its franchise value. The LAN/WAN will be the building block for future technological enhancements and customer products.

Bancorp reported net income of $1,690,000, or $.41 per share for the six months ending June 30, 1999, compared to net income of $1,901,000, or $.47 per share for the same period in 1998. The net decrease is attributable to a decrease in interest income from loans due to lower overall interest rates on loans and an increase in expenses related to the opening of two new branches, improvements to the technology infrastructure, and expenses related to Y2K readiness.

LOAN PORTFOLIO

The composition of the loan portfolio was as follows (in thousands):

                                                   June 30, 1999   December 31, 1998
                                                   -------------   -----------------
Commercial                                           $  24,343        $  26,234
Agriculture                                             13,854           12,402
Real Estate
   Construction                                          9,001        $   7,900
   1-4 Family                                           30,588           31,390
   Other                                                51,603           50,421
Consumer Loans                                           5,118            4,393

Less:  unearned income and deferred fees                  (591)            (614)

TOTAL LOANS                                          $ 133,916        $ 132,126

Less:  allowance for credit losses                      (1,447)          (1,419)

                                                     ---------        ---------
NET LOANS                                            $ 132,469        $ 130,707
                                                     =========        =========


Transactions in the allowance for credit losses were as follows for the six months ended June 30, 1999:

                                                          1999             1998
                                                         ------           ------
Balance at beginning of period                           $1,419           $1,201
Provision charged to operations                             132              104
Loans recovered                                               1                0
Loans charged off                                           105               11
                                                         ======           ======
                                                         $1,447           $1,294
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

Loans on nonaccrual status as of June 30, 1999 and December 31, 1998 were approximately $223,000 and $173,000 respectively. Loans past due 90 days or more on which the Bank continued to accrue interest were approximately $1,167,000 at June 30, 1999 and $447,000 at December 31, 1998. Of the $1,167,000, $854,000 is
to one commercial borrower that the Bank is closely monitoring. A portion of the loan is guaranteed and the balance collateralized with inventory, accounts receivable and real estate. The Bank anticipates a loss on a portion of the loan to be charged against the allowance for loan losses. The loss amount will not be determined until the collateral has been valued. There were no loans with modified terms as of June 30, 1999 and December 31, 1998.

INVESTMENT SECURITIES

The amortized cost and estimated book value of the investment securities held by the Bank, including unrealized gains and losses, at June 30, 1999 and December 31, 1998, are as follows (in thousands):

                                                                       Estimated       Unrealized
                                                      Amortized          Fair            Gains
June 30, 1999                                           Cost             Value        (Losses), net
                                                      ---------        ---------      -------------
AVAILABLE FOR SALE
U.S. Treasury Securities
   (Including securities of government agencies
   and corporations)                                   $ 59,625        $ 51,158         $   (467)
Other                                                       715             715                0
                                                       --------        --------         --------
                                                       $ 60,340        $ 59,873         $   (467)

                                                                       Estimated       Unrealized
                                                      Amortized          Fair            Gains
June 30, 1999                                           Cost             Value        (Losses), net
                                                      ---------        ---------      -------------
HELD TO MATURITY
U.S. Treasury Securities
   (Including securities of government agencies
   and corporations)                                   $  2,005        $  2,010         $      5
Obligations of State and Political Subdivisions           8,661           8,557             (104)
                                                       --------        --------         --------
                                                       $ 10,666        $ 10,567         $    (99)

                                                                       Estimated       Unrealized
                                                      Amortized          Fair            Gains
December 31, 1998                                       Cost             Value        (Losses), net
                                                      ---------        ---------      -------------
AVAILABLE FOR SALE
U.S. Treasury Securities
   (Including securities of government agencies
   and corporations)                                   $ 49,816        $ 50,198        $    382
Other                                                       657             657               0
                                                       --------        --------        --------
                                                       $ 50,473        $ 50,855        $    382
HELD TO MATURITY
U.S. Treasury Securities
(Including securities of government agencies
and corporations)                                      $  2,014        $  2,036        $     22
Obligations of State and Political Subdivisions           7,719           7,821             102
                                                       --------        --------        --------
                                                       $  9,733        $  9,857        $    124

MATERIAL CHANGES IN FINANCIAL CONDITION

Changes in the balance sheet for the six months ended June 30, 1999 include an increase in total assets funded by deposit growth.

At June 30, 1999 total assets increased 4.41% or approximately $10.3 million over total assets at December 31, 1998. Major components of the change in total assets were:

     -    $1.3 million increase in premises and fixed assets

     -    $1.8 million increase in net loans

     -    $10 million increase in investments

     -    $3.4 million decrease in cash and cash equivalents

The increase in loans was primarily due to loan demand as a result of favorable economic conditions, increased business development by the Bank's loan officers, marketing of the Bank's personalized loan services and loans booked at the new branches in West Albany and McMinnville. Net loans increased from $130.7 million at December 31, 1998 to $132.4 million for the six-month period ending June 30, 1999. An increase of $1.8 million or 1.35 percent.

The increase in investments was a result of management's decision to place excess funds into the investment portfolio. The timing of the maturities are determined by using the Bank's asset/liability model. The Bank increased its investments in tax-exempt municipal bonds, US Treasuries, and US Government Agencies.

At June 30, 1999 and December 31, 1998 the Bank kept its liquid funds in an interest bearing demand account held at the Federal Home Loan Bank (FHLB) due to a more favorable interest rate. The majority of the Bank's liquid funds are held in its interest bearing account at the FHLB. The balance at the FHLB at June 30, 1999 was $23.1 million. This account balance can fluctuate widely on a day to day basis.

The Bank experienced a net increase in total deposits to $191.9 million at June 30, 1999 from $188.2 million at December 31, 1998 which represents an increase of $3.7 million or 1.95 percent. The net increase in total deposits was the result of an overall increase in the number of account relationships and increases in the balances in demand and interest bearing demand accounts. The increase in new account relationships is a result of the Bank's business development activities. Average total deposits for six months ending June 30, 1999 were $186.0 million compared to $169.3 million for the year ending December 31, 1998.

Additionally, the Bank reclassified a portion of its demand deposits under regulatory guidelines to money market accounts for reserve purposes. This represents a decrease in demand deposits from $42.0 million at December 31, 1998 to $33.7 million at June 30, 1999. This decrease is reflected in the increase in savings and interest bearing demand from $81.0 at December 31, 1998 to $94.5 at June 30, 1999, an increase of $13.5 million.

Long-term borrowings from the Federal Home Loan Bank were utilized to fund and match large long-term commercial loans. Net long-term borrowings increased by $3.0 million for the period ending June 30, 1999 as compared to year-end December 31, 1998.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

The Company reported net income of $1,690,000 or $.41 per share, for the six months ended June 30, 1999, compared to net income of approximately $1,901,000, or $.47 per share for the same period in 1998. This represents a decrease in net income of $211,000 or 11.1 percent. The net decrease was attributable to a decrease in interest income from loans, expenses relative to the opening of the new West Albany Branch in February 1999 and the new McMinnville Branch in April 1999, the installation of a local and wide area computer network, and expenses related to Y2K readiness.

Net income for the quarter ended June 30, 1999 was approximately $896,000 or $.22 per share compared to net income of approximately $960,000 or $.23 per share as compared to the same quarter in 1998.

Total interest income increased approximately $34,000 for the six months ended June 30, 1999 as compared to the same 1998 period. This increase was primarily due to increases in interest income on securities available for sale due to volume increases.

Net interest income decreased $114,000 or 2.1 percent for the six months ending June 30, 1999. Net interest income decreased for the quarter ending June 30, 1999 approximately $28,000 or 1.0% as compared to the same quarter in 1998. The net decrease during this six-month period resulted from decreases in interest income and an increase in interest expense. The decrease in interest income is primarily from overall lower interest rates on loans compared to the same period in 1998. The increase in interest expense is primarily due to growth in deposits and repurchase agreements.

Non-interest income increased approximately $85,000 for the six months ended June 30, 1999 as compared to the same six-month period in 1998. For the quarter ending June 30, 1999 non-interest income had an increase of $2,000 as compared to the same quarter in 1998. These increases are attributable to an increase in service charge income as a result of deposit growth, service charge increases, and increases in the volume of bankcard services over last year for the same period.

Salaries and employee benefits increased approximately $233,000 for the six-month period ending June 30, 1999 compared to the same six-month period in 1998. These increases were primarily due to routine adjustments in officer and staff salaries, staff increases due to the new West Albany and McMinnville Branch's, and technical support staff.

Other non-interest expense excluding salaries and employee benefits increased approximately $106,000 for the six months ended June 30, 1999 as compared to the same six-month period in 1998. This increase was primarily due to increases in expense relative to growth of the merchant bankcard and debit card products, an increase in depreciation expense for the new branch buildings, furniture and equipment, and the computer network.

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

During the first six months ended June 30, 1999 the Bank funded the allowance for credit losses $132,000 from operations and $104,000 for the same six month period during 1998. The increase in the provision for credit losses was incurred to match the increased loan growth. The Bank experienced $105,000 in credit losses for the six months ended June 30, 1999 and $11,000 in credit losses for the same period ended June 30, 1998. Historically, the Bank's loan charge-off levels have been very low compared to its peers. The $11,000 in credit losses for the 6 months ending June 30, 1998 was exceptionally low. Although the year-over-year increase to $105,000 is large in percentage terms, management has no present reason to believe the increase is significant. Management attributes part of the increase to what would be expected as a result of growth in the Bank's loan portfolio. In addition, more than half of the increase is attributable to the charge-off of one particular real estate loan. The Bank's management will continue to monitor and analyze charge-off levels closely. Management's assessment of the allowance for credit losses includes various factors such as current delinquent and non-performing loans, historical analysis of industry credit loss experience, knowledge of the present and anticipated economic future of its market area and loan grades. Management believes that the allowance for credit losses at June 30, 1999 of $1,447,000 or 1.08% of total loans is adequate.

YEAR 2000 ISSUES

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

Bancorp recognizes this problem as one of more than just a technological/mechanical risk. We see the Y2K problem representing a regulatory and ongoing business operations challenge not only to our business but to those that we interact with as well.

The Y2K challenge is a particular problem for financial institutions, since many financial transactions, such as interest accruals and payments, are date sensitive. It also may affect the operations of third parties with whom Bancorp and its subsidiary Citizens Bank (collectively, the "Company") do business, including the Company's vendors, suppliers, utility companies, and customers.

The Company is committed to addressing these Y2K challenges in a prompt and responsible manner. The Company's year 2000 readiness plan ("Y2K Plan") follows the five-step approach outlined by the FFIEC of Awareness, Assessment, Renovation, Validation, and Implementation in mitigating this risk on all fronts. The Company has substantially completed the awareness, assessment, and testing phases, although appropriate follow-up activities are continuing to occur. Validation has taken place after each piece of testing was completed and renovation done on an "as needed" basis.

The Company has assigned primary responsibility for the Y2K project to its Chief Operating Officer. The Company has also formed a Y2K committee, consisting of appropriate representatives from its critical operational areas. In addition, the Company regularly reports to its Board of Directors in order to assist them in overseeing the Company's Y2K Readiness.

During the Assessment phase of our Y2K preparation, an individual analysis of each hardware, software and time sensitive environmental application used by the Company was completed. This assessment included a risk evaluation, which measured the criticality of the application, a rating of confidence of the Company to achieve a ready status, and a determination of the level of control the Company has in effecting change in the readiness process. The designation "Mission Critical", meaning those systems that should they fail would have a significant adverse impact on the Company's operations and financial condition as well as those of its customers, and "Non Mission Critical", meaning those system which are less essential to functionality of the Company, were then assigned to each application.

The Company has also requested and received documentation of readiness from the vendor of each application. In addition, a primary solution for on site readiness of each application as used was selected and a testing approach was established. An individual contingency plan was then written for each application should testing fail or functionality be effected after the date change.

Well in advance of all federally mandated time frames, the Company has internally established and completed each phase within the following tables:

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

The Company established a budget for extraordinary expenses related to Y2K of approximately $300,000. The budget includes an estimation of both real costs and lost opportunities relative to investments and loans. The Company incurred approximately $6,000 in expenses in 1998. Approximately $42,000 has been incurred year to date 1999. The Company expects the majority of the remaining budget to be income lost on overnight invested federal funds as a result of an increase in vault cash.

The Company has further developed a Y2K Business Resumption Contingency Plan. This addresses the resumption of business by core business process. This plan is separate from but related to the Company's testing and contingency plan. In addition to outlining backup plans for each core business process, this plan also speaks to the Company's plan for liquidity and communication outreach to its customers.

The potential risk involved with issues brought about by the advent of Y2K are extensive and could be serious in nature. The possible interruption of business operations for the Company, its customers, and vendors has the potential to impact financial condition, liquidity, and create a material loss of revenue. Based on the Company's extensive investment of resources, both human and financial, in preparing for the issues surrounding Y2K and the highly regulated nature of the business, management anticipates that the Company will be well prepared to avoid any significant detrimental effects. Since the Company has drawn specific contingency plans for each application it uses that could be impacted by Y2K, the worst case scenario is believed to stem from the potential of environmental Y2K failures, such as power or telecommunications, the preparation for which are generally out of the Company's control. The Company continues to monitor the progress of these entities toward Y2K readiness and believes those utilities to be Y2K ready to deliver service without interruption. The Company also anticipates the possible scenario of several borrowing customers experiencing short term Y2K cash flow problems and a pre-Y2K increase in cash demand by all customers. If the Company has borrowers that experience Y2K cash flow problems, they will be dealt with in the same routine manner by which normal cash flow interruptions experienced by borrowers are addressed. Any increase in cash demand will be funded by the Company's normal currency ordering procedures funded by deposits held at the Federal Reserve Bank and investments maturing in 1999. The Company believes it has sufficient liquidity to cover anticipated withdrawals. In summary, the Company believes it will be Y2K ready by its internally established timelines which are well ahead of the actual century date change and will have sufficient contingency plans in place to maintain a satisfactory level of business operations.

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

The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first six months of 1999. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income which is adjusted for non-cash items and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consisted primarily of both proceeds from and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Bank's deposit accounts.

Management believes that the Bank's existing sources of liquidity will enable the Bank to fund its requirements in the normal course of business.

As of June 30, 1999, shareholders' equity totaled $24,330,000 as compared to $22,585,000 at December 31, 1998, an increase of 7.73%. This increase in equity was primarily due to the Company's net income.

At the 1999 Annual Meeting of Shareholders, a majority of Bancorp shareholders approved an Incentive Stock Option Plan authorizing Bancorp to issue incentive compensation in the form of stock options, and a Stock Bonus Plan authorizing Bancorp to issue incentive compensation in the form of stock bonuses.

The total number of shares of Bancorp's common stock that may be issued upon the exercise of all options granted under the Incentive Stock Option Plan may not exceed in the aggregate four percent (4%) of Bancorp's issued and outstanding shares of common stock. As of July 30, 1999 Bancorp's issued and outstanding shares totaled 4,124,091, so the maximum number of shares issuable under the Incentive Stock Option Plan was 164,963 on that date. As of July 30, 1999 no options had been granted or shares issued under this Plan.

The total number of shares of Bancorp's common stock that may be issued under the Stock Bonus Plan may not exceed in the aggregate one percent (1%) of Bancorp's issued and outstanding shares of common stock. As of July 30, 1999 Bancorp's issued and outstanding shares totaled 4,124,091, so the maximum number of shares issuable under the Stock Bonus Plan was 41,241 on that date. As of July 30, 1999 no stock had been issued under this Plan.

Capital ratios for the Company were as follows as of the dates indicated:

                                                 Adequately            Well
                                                 Capitalized       Capitalized                        Bancorp
                                                  Standards         Standards          June 30, 1999           December 31, 1998
Tier 1 Leverage Ratio                                4%                 5%                 10.35%                     9.79%
Tier 1 Risk Based Capital Ratio                      4%                 6%                 17.01%                    15.53%
Total Risk Based Capital Ratio                       8%                10%                 18.02%                    16.53%


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

            None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         (a)   April 20, 1999, Annual Meeting

         (b)   Need not be completed

         (c) The following matters were voted upon at the Annual Meeting of Shareholders on April 20, 1999

               (1) The re-election of three (3) Directors for terms expiring in 2002 or until their successors have been elected and qualified.


                    Director:

                    Rosetta C. Venell
                       Votes cast for:                        2,777,334
                       Votes cast against:                           79
                       Votes withheld:                           42,866
                       Abstain:                                  51,109

                    Scott A. Fewel
                       Votes cast for:                        2,764,098
                       Votes cast against:                       13,314
                       Votes withheld:                           42,866
                       Abstain:                                  51,109

                    Duane L. Sorensen
                       Votes cast for:                        2,777,051
                       Votes cast against:                          361
                       Votes withheld:                           42,866
                       Abstain:                                  51,109

                    Directors continuing in office are Gene N. Thompson (term expires 2000), Jock Gibson (term expires 2000), James E. Richards (term expires 2000), John Truax (term expires
                    2001), and William V. Humphreys (term expires 2001).

               (2) At the 1999 Annual Meeting a majority of Bancorp shareholders approved an amendment to Article II, Section
                    (1) of the Articles of Incorporation of Bancorp increasing the authorized shares of its common stock from 5,000,000 to 10,000,000. Approval required a simple majority vote. Of the 3,927,706 issued and outstanding shares entitled to be voted on the matter as of the record date of March 1, 1999, 2,807,698 were voted in favor, and 63,689 were voted against (including abstentions of 4,686).

                        Prior to the approval of the amendment, Article II, Section (1) provided:

                             "The Corporation is authorized to issue 5,000,000
                        shares of Common Stock."

                        Following approval of the amendment, Article II, Section
                        (1) provides:

                             "The Corporation is authorized to issue 10,000,000 shares of Common Stock."

                        Bancorp was incorporated on September 18, 1996, the date of filing of its Articles of Incorporation with the Oregon Secretary of State. The amendment described above is the only amendment made to Bancorp's Articles of Incorporation since September 18, 1996. Articles of Amendment reflecting this amendment were filed with the Oregon Secretary of State on May 13, 1999. A complete copy of the Articles of Incorporation, as amended, is attached hereto as Exhibit 3(i).

                  (3) At the 1999 Annual Meeting a majority of Bancorp shareholders approved an Incentive Stock Option Plan authorizing Bancorp to issue incentive compensation in the form of stock options. Approval required a simple majority vote. Of the 3,927,706 issued and outstanding shares entitled to be voted on the matter as of the record date of March 1, 1999, 2,668,192 were voted in favor and 203,196 were voted against (including abstentions of 8,761). A complete copy of the Incentive Stock Option Plan as approved by shareholders is attached in Exhibit 99.1 to Bancorp's Form S-8 filed with the Securities and Exchange Commission on June 23, 1999, and is incorporated herein by this reference.

                  (4) At the 1999 Annual Meeting a majority of Bancorp shareholders approved a Stock Bonus Plan authorizing Bancorp to issue incentive compensation in the form of stock bonuses. Approval required a simple majority vote. Of the 3,927,706 issued and outstanding shares entitled to be voted on the matter as of the record date of March 1, 1999, 2,649,058 were voted in favor and 222,330 were voted against (including abstentions of 11,847). A complete copy of the Stock Bonus Plan as approved by shareholders is attached as Exhibit 99.2 to Bancorp's Form S-8 filed with the Securities and Exchange Commission on June 23, 1999, and is incorporated herein by this reference.

             (d)  None

ITEM 5.      OTHER INFORMATION

                  None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                  The following exhibits are filed as part of this report.

                  3(i)  Amended Articles of Incorporation

                  27.0 Financial Data Schedule for the six months ended June 30, 1999.

                  99.1 Citizens Bancorp Incentive Stock Option Plan (incorporated by reference.)

                  99.2 Citizens Bancorp Stock Bonus Plan (incorporated by reference.)

             (b)  Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Date:  August 4, 1999                    /s/ William V. Humphreys
                                                   -----------------------------
                                              By:  William V. Humphreys
                                                   President and
                                                   Chief Executive Officer

          Date:  August 4, 1999                    /s/ Lark E. Wysham
                                                   -----------------------------
                                              By:  Lark E. Wysham
                                                   Senior Vice President and
                                                   Chief Financial Officer