Form 10-Q
period 1999-09-30
CITIZENS BANCORP/OR
filed 1999-11-10
CIK 1048575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

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

        4,124,091 shares as of November 1, 1999, no par.

                                CITIZENS BANCORP
                                    FORM 10-Q
                               September 30, 1999
                                      INDEX

                                                                                                       Page
PART I.                                                                                             Reference
  ITEM 1. - FINANCIAL INFORMATION - UNAUDITED

    Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998                           1

    Consolidated Statements of Income for the three months and nine months                               2
    ended September 30, 1999 and 1998

    Consolidated Statements of Changes in Shareholders' Equity                                           3

    Consolidated Statements of Cash Flows for nine months ended September 30, 1999 and 1998              4

    Notes to Consolidated Financial Statements                                                           5

  ITEM 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations       6-12

  ITEM 3. - Quantitative and Qualitative Disclosure about Market Risk                                   12-13

PART II. - OTHER INFORMATION

  ITEM 1. - Legal Proceedings                                                                           14

  ITEM 2. - Changes in Securities                                                                       14

  ITEM 3. - Defaults Upon Senior Securities                                                             14

  ITEM 4. - Submission of Matters to a Vote of Security Holders                                         14

  ITEM 5. - Other Information                                                                           14

  ITEM 6. - Exhibits and Reports on Form 8-K                                                            14

  SIGNATURES                                                                                            15

                          PART I FINANCIAL INFORMATION

ITEM 1

CITIZENS BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

                                                                 SEPTEMBER 30, 1999  DECEMBER 31, 1998
ASSETS

     Cash and due from banks                                          $  16,892        $  12,771
     Interest bearing deposits in banks                                  10,308           23,406
     Securities available for sale                                       61,884           50,855
     Securities held to maturity                                          8,579            9,733

     Loans, net of unearned discount and prepaid fees                   137,148          132,126
     Allowance for credit losses                                         (1,531)          (1,419)
                                                                      ---------        ---------
     NET LOANS                                                        $ 135,617        $ 130,707

     Premises and equipment                                               5,068            3,435
     Accrued interest receivable                                          2,411            1,853
     Other real estate owned                                                108                0
     Other assets                                                         1,837            1,218

     TOTAL ASSETS                                                     $ 242,704        $ 233,978
                                                                      =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Deposits:
       Demand                                                         $  33,436        $  42,025
       Savings and interest bearing demand                               96,811           81,015
       Time                                                              64,496           65,195
                                                                      ---------        ---------
     TOTAL DEPOSITS                                                   $ 194,743        $ 188,235

     Repurchase agreements                                               17,141           16,299
     Other borrowings                                                     5,059            4,556
     Accrued interest and other liabilities                                 602            2,303

     TOTAL LIABILITIES                                                $ 217,545        $ 211,393
                                                                      ---------        ---------

SHAREHOLDERS' EQUITY

     Common stock (no par value); authorized 10,000,000 shares;
       issued and outstanding:  1999 - 4,124,091 shares;
       1998 - 3,891,137 shares                                           19,868           16,069
     Retained Earnings                                                    5,583            6,273
     Accumulated other comprehensive income                                (292)             243
                                                                      ---------        ---------
     TOTAL SHAREHOLDERS' EQUITY                                       $  25,159        $  22,585

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 242,704        $ 233,978
                                                                      =========        =========



See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousand, except per share amounts)

                                                                    NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                                                  1999             1998              1999               1998
INTEREST INCOME:

  Loans                                                          9,353            10,004             3,155             3,469
  Interest on deposits and federal funds sold                      758               628               271               227
  Securities available for sale                                  2,339             1,738               929               620
  Securities held to maturity                                      263               385                31               146
                                                            ----------------------------------------------------------------
  TOTAL INTEREST INCOME                                         12,713            12,755             4,386             4,462

INTEREST EXPENSE:

  Deposits                                                       3,884             3,838             1,310             1,345
  Borrowed funds                                                   279               137               129                89
  Repurchase agreements                                            373               402               139               133
                                                            ----------------------------------------------------------------
  TOTAL INTEREST EXPENSE                                         4,536             4,377             1,578             1,567

  NET INTEREST INCOME                                            8,177             8,378             2,808             2,895

PROVISIONS FOR CREDIT LOSSES                                      (198)             (170)              (66)              (66)

  NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES          7,979             8,208             2,742             2,829

NON-INTEREST INCOME:

  Service charges on deposit accounts                              800               672               263               241
  Origination fees and gains on loans sold                          28                39                 3                10
  Gain on sales of securities available for sale                     0                20                 0                 0
  Other                                                            950               925               335               313
                                                            ----------------------------------------------------------------
  TOTAL NON-INTEREST INCOME                                      1,778             1,656               601               564

NON-INTEREST EXPENSE:

  Salaries and employee benefits                                 3,105             2,843             1,038             1,009
  Occupancy and equipment                                          809               736               290               255
  Other                                                          1,916             1,821               651               624
                                                            ----------------------------------------------------------------
  TOTAL NON-INTEREST EXPENSE                                     5,830             5,400             1,979             1,888

  INCOME BEFORE INCOME TAXES                                     3,927             4,464             1,364             1,505
                                                            ----------------------------------------------------------------
INCOME TAXES                                                    (1,425)           (1,557)             (552)             (499)

NET INCOME                                                       2,502             2,907               812             1,006
                                                            ================================================================
Per share data:

Basic earnings per share                                    $     0.61        $     0.71        $     0.20        $     0.25
Weighted average number of common
  shares outstanding                                         4,122,829         4,084,088         4,124,091         4,085,693

CITIZENS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in Thousands)

                                                         NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                             NUMBER OF
                                              COMMON         COMMON                  ACCUMULATED OTHER
                                              SHARES         STOCK         RETAINED    COMPREHENSIVE
                                            OUTSTANDING      AMOUNT        EARNINGS        INCOME            TOTAL
BALANCE, AT DECEMBER 31, 1997                1,922,321     $   15,517     $    3,832      $       62      $   19,411

COMPREHENSIVE INCOME:

Net Income                                          --             --          2,907              --           2,907

Other comprehensive income, net of tax:

Unrealized gain on securities, net of
     reclassification adjustment                    --             --             --             209             209

COMPREHENSIVE INCOME                                --             --          2,907             209           3,116

Issuance of common stock                        23,247            552             --              --             552

2 for 1 stock split (April 21, 1998)         1,945,569             --             --              --              --
                                            ------------------------------------------------------------------------

BALANCE, AT SEPTEMBER 30, 1998               3,891,137     $   16,069     $    6,739      $      271      $   23,079

BALANCE, AT DECEMBER 31, 1998                3,891,137     $   16,069     $    6,273      $      243      $   22,585

COMPREHENSIVE INCOME:

Net Income                                          --             --          2,502              --           2,502

Other comprehensive income, net of tax:

Unrealized gain on securities, net of
     reclassification adjustment                    --             --             --            (535)           (535)

COMPREHENSIVE INCOME                                --             --          2,502            (535)          1,967

Issuance of common stock                        36,569            607             --              --             607

5% stock dividend (June 1, 1999)               196,385          3,192         (3,192)             --              --
                                            ------------------------------------------------------------------------

BALANCE, AT SEPTEMBER 30, 1999               4,124,091     $   19,868     $    5,583      $     (292)     $   25,159

CITIZENS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                            1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                                             $  2,502      $  2,907
  Adjustments to reconcile net income to net
    cash provided by operating activities:

      Provision for credit losses                                             198           170
      Depreciation and amortization                                           567           310
      Stock dividends received                                                (38)          (36)
      Increase in accrued interest receivable                                (558)         (504)
      Decrease in accrued interest payable                                    (31)           10
      Other                                                                  (688)           25
                                                                         ----------------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                              $  1,952      $  2,882

CASH FLOWS FROM INVESTING ACTIVITIES

  Net decrease in interest bearing deposits in banks                       13,098           464
  Net decrease in federal funds sold                                            0         2,800
  Proceeds from maturities of available for sale securities                22,630         3,000
  Proceeds from sales of available for sale securities                      2,981        11,521
  Proceeds from maturities of securities held to maturity                   2,385         5,074
  Purchases of securities available for sale                               37,551)      (25,781)
  Purchases of securities held to maturity                                 (1,253)       (3,636)
  Increase in loans made to customers, net of principal collections        (5,212)      (13,079)
  Purchases of premises and equipment and other                            (1,988)         (463)
  Other                                                                        20             0
                                                                         ----------------------
  NET CASH PROVIDED BY INVESTING ACTIVITIES                              $( 4,890)     $(20,100)

CASH FLOWS FROM FINANCING ACTIVITIES

  Net increase decrease in deposits                                         6,508        17,356
  Net increase decrease in repurchase agreements and other borrowings       1,345         1,328
  Payment of dividends                                                       (794)         (755)
                                                                         ----------------------
  NET CASH USED IN FINANCING ACTIVITIES                                  $  7,059      $ 17,929

  NET DECREASE IN CASH AND DUE FROM BANKS                                   4,121           711

CASH AND DUE FROM BANKS

  Beginning of period                                                      12,771         9,268

  END OF PERIOD                                                          $ 16,892      $  9,979
                                                                         ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Interest paid                                                             4,567         4,367
  Income taxes paid                                                         1,455         1,575
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

  Foreclosed real estate acquired in settlement of loans                      108             0
  Fair value adjustment of available for sale, net of tax                    (535)          209
  Issuance of common stock through dividend reinvestment plan                 607           552
  Stock Dividend                                                            3,192             0

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

    The Board of Directors declared a 5% stock dividend to Bancorp shareholders of record on May 10, 1999, payable June 1, 1999. The dividend resulted in an increase of shares outstanding from 3,927,706 to 4,124,091, an increase of 196,385 shares. The per share basis for the dividend was $16.25 resulting in a transfer from retained earnings of $3,192,000 to common stock.

    All per share amounts have been restated to retroactively reflect stock dividends, stock purchased and stock splits previously reported.

4.  CONTINGENCIES

    Unfunded loan commitments totaled $22.3 million as of September 30, 1999 and $19.0 million as of December 31, 1998.

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

In 1999, the Bank opened two new full service branches located in the communities of Albany, Oregon and McMinnville, Oregon.

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

The new McMinnville branch opened April 1999 in a temporary modular building while a permanent facility is being constructed. The permanent building is expected to be completed in Mid October of this year. The modular building is owned by the Bank and will be used for future branch expansion projects or sold. The McMinnville branch building is the same design as the new West Albany branch with minor modifications to fit the property, saving the Bank costs relative to plans and design. The Bank purchased the land for the branch, which is in a prime location in the downtown area of McMinnville. The McMinnville branch manager has over 25 years experience in the banking industry with long term ties to the community.

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

The Bank completed the installation of a local and wide area network ("LAN/WAN") throughout its branches and departments in August of this year. Management believes that the system will enhance productivity, efficiency, customer service, and communication as well as its franchise value. The LAN/WAN will be the building block for future technological enhancements and customer products.

Bancorp reported net income of $2,502,000, or $.61 per share for the nine months ending September 30, 1999, compared to net income of $2,907,000, or $.71 per share for the same period in 1998. The net decrease is attributable to a decrease in interest income from loans due to lower overall interest rates on loans and an increase in expenses related to the opening of two new branches, improvements to the technology infrastructure, and expenses related to Y2K readiness.

LOAN PORTFOLIO

The composition of the loan portfolio was as follows (in thousands):

                                             September 30, 1999   December 31, 1998
                                             ------------------   -----------------
Commercial                                       $  24,065          $  26,234
Agriculture                                         15,355             12,402
Real Estate
  Construction                                       6,941          $   7,900
  1-4 Family                                        30,296             31,390
  Other                                             57,172             50,421
Consumer Loans                                       3,909              4,393

Less:  unearned income and deferred fees              (590)              (614)

TOTAL LOANS                                      $ 137,148          $ 132,126

Less:  allowance for credit losses                  (1,531)            (1,419)

                                                 ---------          ---------
NET LOANS                                        $ 135,617          $ 130,707
                                                 =========          =========


Transactions in the allowance for credit losses were as follows for the nine months ended September 30, 1999:

                                         1999           1998
                                        ------         ------
Balance at beginning of period          $1,419         $1,201
Provision charged to operations            198            170
Loans recovered                             20              0
Loans charged off                          106             28
                                        ------         ------
                                        $1,531         $1,343
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

Loans on nonaccrual status as of September 30, 1999 and December 31, 1998 were approximately $888,000 and $173,000 respectively. Loans past due 90 days or more on which the Bank continued to accrue interest were approximately $291,000 at September 30, 1999 and $447,000 at December 31, 1998. Of the $888,000 on
nonaccrual, $854,000 is to one commercial borrower that the Bank is closely monitoring. A portion of the loan is guaranteed and the balance collateralized with inventory, accounts receivable and real estate. The Bank is currently evaluating its collateral position on this loan, and expects such analysis to be completed in the fourth quarter of 1999. Based on its initial analysis, management anticipates that up to $515,000 of the principal balance may be uncollectible. That amount has been specifically allocated in the allowance for credit losses at September 30, 1999 in accordance with the requirements of SFAS No. 114. Once the collateral analysis is completed the uncollectible portion will be charged to the allowance for credit losses. There were no loans with modified terms as of September 30, 1999 and December 31, 1998.

INVESTMENT SECURITIES

The amortized cost and estimated book value of the investment securities held by the Bank, including unrealized gains and losses, at September 30, 1999 and December 31, 1998, are as follows (in thousands):

                                                                         Estimated       Unrealized Gains
September 30, 1999                                    Amortized Cost     Fair Value       (Losses), net
------------------                                    --------------     ----------      ----------------
AVAILABLE FOR SALE
U.S. Treasury Securities
  (Including securities of government agencies
  and corporations)                                      $ 61,598         $ 61,156          $   (442)
Other                                                         728              728                 0
                                                         --------         --------          --------
                                                         $ 62,326         $ 61,884          $   (442)
 HELD TO MATURITY
 Obligations of State and Political Subdivisions            8,579            8,413              (166)
                                                         --------         --------          --------
                                                         $  8,579         $  8,413          $   (166)


                                                                      Estimated      Unrealized
December 31, 1998                                   Amortized Cost    Fair Value      Gains, net
-----------------                                   --------------    ----------     -----------
AVAILABLE FOR SALE
U.S. Treasury Securities
  (Including securities of government
  agencies and corporations)                            $49,816         $50,198         $   382
Other                                                       657             657               0
                                                        -------         -------         -------
                                                        $50,473         $50,855         $   382
HELD TO MATURITY
U.S. Treasury Securities
  (Including securities of government agencies
  and corporations)                                     $ 2,014         $ 2,036         $    22
Obligations of State and Political Subdivisions           7,719           7,821             102
                                                        -------         -------         -------
                                                        $ 9,733         $ 9,857         $   124

MATERIAL CHANGES IN FINANCIAL CONDITION

Changes in the balance sheet for the nine months ended September 30, 1999 include an increase in total assets funded by deposit growth.

At September 30, 1999 total assets increased 3.73% or approximately $8.7 million over total assets at December 31, 1998. Major components of the change in total assets were:

        -  $1.6 million increase in premises and fixed assets
        -  $4.9 million increase in net loans
        -  $9.9 million increase in investments
        -  $9.0 million decrease in cash and cash equivalents

The increase in loans was primarily due to loan demand as a result of favorable economic conditions, increased business development by the Bank's loan officers, marketing of the Bank's personalized loan services and loans booked at the new branches in West Albany and McMinnville. Net loans increased from $130.7 million at December 31, 1998 to $135.6 million for the nine-month period ending September 30, 1999. An increase of $4.9 million or 3.76 percent.

The increase in investments was a result of management's decision to place excess funds into the investment portfolio. The timing of the maturities are determined by using the Bank's asset/liability model. The Bank increased its investments in tax-exempt municipal bonds, US Treasuries, and US Government Agencies.

At September 30, 1999 and December 31, 1998 the Bank kept its liquid funds in an interest bearing demand account held at the Federal Home Loan Bank (FHLB) due to a more favorable interest rate. The majority of the

Bank's liquid funds are held in its interest bearing account at the FHLB. The balance at the FHLB at September 30, 1999 was $10.3 million. This account balance can fluctuate widely on a day to day basis.

The Bank experienced a net increase in total deposits to $194.7 million at September 30, 1999 from $188.2 million at December 31, 1998 which represents an increase of $6.5 million or 3.46 percent. The net increase in total deposits was the result of an overall increase in the number of account relationships and increases in the balances in demand and interest bearing demand accounts. The increase in new account relationships is a result of the Bank's business development activities. Average total deposits for nine months ending September 30, 1999 were $188.4 million compared to $169.3 million for the year ending December 31, 1998.

Additionally, the Bank reclassified a portion of its demand deposits under regulatory guidelines to money market accounts for reserve purposes. This represents a decrease in demand deposits from $42.0 million at December 31, 1998 to $33.3 million at September 30, 1999. This decrease is reflected in the increase in savings and interest bearing demand from $81.0 at December 31, 1998 to $96.8 at September 30, 1999, an increase of $15.8 million.

Long-term borrowings from the Federal Home Loan Bank were utilized to fund and match large long-term commercial loans. Net long-term borrowings decreased by $1.2 million for the period ending September 30, 1999 as compared to year-end December 31, 1998. This decrease was a result of the early payoff of two loans without a prepayment penalty along with the regular monthly amortization.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

The Company reported net income of $2,502,000 or $.61 per share, for the nine months ended September 30, 1999, compared to net income of approximately $2,907,000, or $.71 per share for the same period in 1998. This represents a decrease in net income of $405,000 or 13.9 percent. The net decrease was attributable to a decrease in interest income from loans, expenses relative to the opening of the new West Albany Branch in February 1999 and the new McMinnville Branch in April 1999, the installation of a local and wide area computer network, and expenses related to Y2K readiness.

Net income for the quarter ended September 30, 1999 was approximately $812,000 or $.20 per share compared to net income of approximately $1,006,000 or $.25 per share as compared to the same quarter in 1998.

Total interest income decreased approximately $42,000 for the nine months ended September 30, 1999 as compared to the same 1998 period. This decrease was primarily due to decreases in interest income on loans due to an overall lower net interest rate on the loan portfolio.

Net interest income decreased $201,000 or 2.5 percent for the nine months ending September 30, 1999. Net interest income decreased for the quarter ending September 30, 1999 approximately $87,000 or 3.1% as compared to the same quarter in 1998. The net decrease during this nine-month period resulted from decreases in interest income and an increase in interest expense. The decrease in interest income is primarily from overall lower interest rates on loans compared to the same period in 1998. The increase in interest expense is primarily due to growth in deposits, repurchase agreements, and an increase in rates on deposit accounts.

Non-interest income increased approximately $122,000 for the nine months ended September 30, 1999 as compared to the same nine-month period in 1998. For the quarter ending September 30, 1999 non-interest income had an increase of $37,000 as compared to the same quarter in 1998. These increases are attributable to an increase in service charge income as a result of deposit growth, service charge increases, and increases in the volume of bankcard services over last year for the same period.

Salaries and employee benefits increased approximately $262,000 for the nine-month period ending September 30, 1999 compared to the same nine-month period in 1998. These increases were primarily due to routine adjustments in officer and staff salaries, staff increases due to the new West Albany and McMinnville Branch's, and technical support staff.

Other non-interest expense excluding salaries and employee benefits increased approximately $168,000 for the nine months ended September 30, 1999 as compared to the same nine-month period in 1998. This increase was primarily due to increases in expense relative to growth of the merchant bankcard and debit card products, an increase in depreciation expense for the new branch buildings, furniture and equipment, and the computer network.

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

During the first nine months ended September 30, 1999 the Bank funded the allowance for credit losses $198,000 from operations and $170,000 for the same nine-month period during 1998. The increase in the provision for credit losses was incurred to match the increased loan growth. The Bank experienced $106,000 in credit losses for the nine months ended September 30, 1999 and $11,000 in credit losses for the same period ended September 30, 1998. Historically, the Bank's loan charge-off levels have been very low compared to its peers. The $11,000 in credit losses for the nine months ending September 30, 1998 was exceptionally low. Although the year-over-year increase to $106,000 is large in percentage terms, management has no present reason to believe the increase is significant. Management attributes part of the increase to what would be expected as a result of growth in the Bank's loan portfolio. In addition, more than half of the increase is attributable to the charge-off of one particular real estate loan. The Bank's management will continue to monitor and analyze charge-off levels closely. Management's assessment of the allowance for credit losses includes various factors such as current delinquent and non-performing loans, historical analysis of industry credit loss experience, knowledge of the present and anticipated economic future of its market area and loan grades. At September 30, 1999 approximately $400,000 of the allowance for credit losses has been specifically allocated to one impaired loan. Management believes that the allowance for credit losses at September 30, 1999 of $1,531,000 or 1.12% of total loans is adequate.

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

The Company committed to addressing Y2K challenges in a prompt and responsible manner. The Company's year 2000 readiness plan ("Y2K Plan") followed the five-step approach outlined by the FFIEC of Awareness, Assessment, Renovation, Validation, and Implementation in mitigating this risk on all fronts. The Company has substantially completed all phases of awareness, assessment, testing, and validation, although appropriate follow-up activities are continuing to occur through yearend.

The Company has assigned primary responsibility for the Y2K project to its Chief Operating Officer. The Company also has a Y2K committee, consisting of appropriate representatives from its critical operational areas. In addition, the Company regularly reports to its Board of Directors in order to assist them in overseeing the Company's Y2K Readiness.

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

The Company has also received documentation of readiness from the vendor of each application. In addition, a primary solution for on site readiness of each application as used was selected and a testing approach was established. An individual contingency plan was then written for each application should testing fail or functionality be effected after the date change.

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

The Company established a budget for extraordinary expenses related to Y2K of approximately $300,000. The budget includes an estimation of both real costs and lost opportunities relative to investments and loans. The Company incurred approximately $6,000 in expenses in 1998. Approximately $15,000 in expenses and approximately $100,000 in lost opportunity cost have been incurred year to date 1999. The Company expects the majority of the remaining budget to be income lost on overnight invested federal funds as a result of an increase in vault cash.

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

The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first nine months of 1999. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income which is adjusted for non-cash items and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consisted primarily of both proceeds from and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Bank's deposit accounts.

Management believes that the Bank's existing sources of liquidity will enable the Bank to fund its requirements in the normal course of business.

As of September 30, 1999, shareholders' equity totaled $25,159,000 as compared to $22,585,000 at December 31, 1998, an increase of 11.40%. This increase in equity was primarily due to the Company's net income.

At the 1999 Annual Meeting of Shareholders, a majority of Bancorp shareholders approved an Incentive Stock Option Plan authorizing Bancorp to issue incentive compensation in the form of stock options, and a Stock Bonus Plan authorizing Bancorp to issue incentive compensation in the form of stock bonuses.

The total number of shares of Bancorp's common stock that may be issued upon the exercise of all options granted under the Incentive Stock Option Plan may not exceed in the aggregate four percent (4%) of Bancorp's issued and outstanding shares of common stock. As of October 29, 1999 Bancorp's issued and outstanding shares totaled 4,124,091, so the maximum number of shares issuable under the Incentive Stock Option Plan was 164,963 on that date. As of October 29, 1999 no options had been granted or shares issued under this Plan.

The total number of shares of Bancorp's common stock that may be issued under the Stock Bonus Plan may not exceed in the aggregate one percent (1%) of Bancorp's issued and outstanding shares of common stock. As of October 29, 1999 Bancorp's issued and outstanding shares totaled 4,124,091, so the maximum number of shares issuable under the Stock Bonus Plan was 41,241 on that date. As of October 29, 1999 no stock had been issued under this Plan.

Capital ratios for the Company were as follows as of the dates indicated:


                                 Adequately      Well                   Bancorp
                                 Capitalized  Capitalized   September 30,      December 31,
                                  Standards    Standards        1999               1998
Tier 1 Leverage Ratio                4%           5%           10.37%              9.79%
Tier 1 Risk Based Capital Ratio      4%           6%           18.12%             15.53%
Total Risk Based Capital Ratio       8%           10%          19.22%             16.53%


ITEM 3.  QUANTITATIVE & QUALITATIVE ANALYSIS ABOUT MARKET RISK

Interest rate, credit, and operations risks are the most significant market risks impacting the Bank's performance. The Bank relies on loan review, prudent loan underwriting standards and an adequate allowance for possible credit losses to mitigate credit risk.

The Bank uses an asset/liability management simulation model to measure interest rate risk. The model quantifies interest rate risk through simulating forecasted net interest income over a 12 month time period under various rate scenarios, as well as monitoring the change in the present value of equity under the same rate scenarios. The present value of equity is defined as the difference between the market value of current assets less current liabilities. By measuring the change in the present value of equity under different rate scenarios, management is able to identify interest rate risk that may not be evident in simulating changes in forecasted net interest income.

The Bank is currently slightly asset sensitive, meaning that interest earning assets mature or reprice more quickly than interest-bearing liabilities in a given period. An increase or decrease in market rates of interest will not materially impact net interest income.

It should be noted that the simulation model does not take into account future management actions that could be undertaken if there were a change in actual market interest rate during the year. Also, certain assumptions are required to perform modeling simulations that my have significant impact on the results. These include assumptions regarding the level of interest rates and balance changes on deposit products that do not have stated maturities. These assumptions have been developed through a combination of industry standards and future expected pricing behavior. The model also includes assumptions about changes in the composition or mix of the balance sheet. The results derived from the simulation model could vary significantly by external factors such as changes in the prepayment assumptions, early withdrawals of deposits and competition. Management has assessed these risks and believes that there has been no material change since December 31, 1998.

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

             27.0 Financial Data Schedule for the nine months ended September 30, 1999.

         (b) Reports on Form 8-K

             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  Date:  November 8, 1999      /s/ William V. Humphreys
                                               ---------------------------------
                                           By: William V. Humphreys
                                               President and
                                               Chief Executive Officer

                  Date:  November 8, 1999      /s/ Lark E. Wysham
                                               ---------------------------------
                                           By: Lark E. Wysham
                                               Senior Vice President and
                                               Chief Financial Officer