Form 10-K
period 1999-12-31
CITIZENS BANCORP/OR
filed 2000-03-27
CIK 1048575

                                    FORM 10-K

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to
                                    --------------  ---------------

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

         The approximate aggregate market value of registrant's voting and non-voting common equity held by non-affiliates is $43,162,440 based on the most recent reported sale of registrant's common stock on March 17, 2000 at a price of $12.00 per share. As of March 17, 2000 there were 4,137,630 shares of registrant's common stock issued and outstanding, of which 3,210,531 were held by non-affiliates.

         DOCUMENTS INCORPORATED BY REFERENCE. Part III of this Form 10-K incorporates by reference portions of the definitive 2000 Annual Meeting Proxy Statement sent to Bancorp's shareholders in connection with its April 18, 2000 Annual Meeting of Shareholders.


                                      INDEX
                                                                         PAGE

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS                            1

PART I
        ITEM 1 -  BUSINESS                                                 1

        ITEM 2 -  PROPERTIES                                              11

        ITEM 3 -  LEGAL PROCEEDINGS                                       13

        ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                        13

PART II
        ITEM 5 -  MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS                         13

        ITEM 6 -  SELECTED FINANCIAL DATA                                 16

        ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS           17

        ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                       33

        ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             35

        ITEM 9 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS           61
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III
        ITEM 10 -DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT           61

        ITEM 11 -EXECUTIVE COMPENSATION AND REPORT OF COMMITTEES          61

        ITEM 12 -SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT                                 61

        ITEM 13 -CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           61

PART IV
        ITEM 14 -EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                 AND REPORTS ON FORM 8-K                                  61

SIGNATURES                                                                63

EXHIBIT INDEX                                                             64

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

In addition to historical information, this report contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for the purpose of availing Bancorp the protection of the safe harbor provisions of this Act. The forward looking statements contained in this report are subject to factors, risks and uncertainties that may cause actual results to differ materially from those projected. Factors that might result in such material difference include, but are not limited to economic conditions, the regulatory environment, rapidly changing technology, new legislation, competitive factors, the interest rate environment and the overall condition of the banking industry. Forward looking statements can be identified by such words as "estimate", "believe", "expect", "intend", "anticipate", "should", "may", "will", or other similar words or phrases. Although Bancorp believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurances that such expectations will prove to have been correct. Readers are therefore cautioned not to place undue reliance on such forward looking statements, which reflect management's analysis only as of the date of the statement. Bancorp does not intend to update these forward looking statements other than in its periodic filings under applicable security laws.

                                     PART I
ITEM 1.  BUSINESS

Citizens Bancorp ("Bancorp"), an Oregon Corporation and bank holding company, was formed in 1996 for the purpose of becoming the holding company of Citizens Bank. Bancorp is headquartered in Corvallis, Oregon. Its principal business activities are conducted through its full-service, commercial bank subsidiary, Citizens Bank.

ORGANIZATIONAL STRUCTURE OF BANCORP

Bancorp operates through a two-tiered corporate structure. At the holding company level the affairs of Bancorp are overseen by a Board of Directors elected by the shareholders of Bancorp at the annual meeting of shareholders. The business of the Bank is overseen by a Board of Directors elected by Bancorp, the sole owner of the Bank. As of the date of this Form 10-K the respective members of the Board of Directors of the Bank and the Board of Directors of Bancorp are identical.

Bancorp is authorized to issue up to 10,000,000 shares of common stock, no par value. Bancorp has registered 750,000 shares for issuance under its Dividend Reinvestment Plan, of which 59,816 shares had been issued thereunder as of December 31, 1999. As of December 31, 1999 there were a total of 4,124,091 shares of Bancorp common stock issued and outstanding. Citizens Bank is the registered transfer agent for Bancorp's common stock.

THE BANK

Citizens Bank ("the Bank") was chartered October 1, 1957 (charter #333) by the State of Oregon as a commercial bank. Since its beginning with a single office in Corvallis, Citizens Bank has expanded to an additional eight locations in the four counties of Benton, Linn, Lane, and

Yamhill. Branches are located in the communities of Corvallis, Philomath, Albany, Junction City, Veneta, and McMinnville.

Bancorp's culture focuses on the tenets of collaborative leadership, branch autonomy, assertive business development, a positive working environment, a commitment to the community, outstanding customer service, and relationship banking. Management believes that a healthy culture together with a progressive management style will result in constantly improved shareholder value.

Bancorp's primary goal is to improve shareholder value through increased earnings while maintaining a high level of safety and soundness. Bancorp is committed to independence and long-term performance strategies. As a result of its corporate culture Bancorp continues to show good growth as evidenced by the five-year history of growth in the following selected areas:


(THOUSANDS)                       1999              1998              1997              1996              1995
                              -----------       -----------       -----------       -----------       -----------
Net Income                    $     3,254       $     3,840       $     3,341       $     3,138       $     2,659
Return on Average Equity            13.22%            17.64%            17.53%            19.27%            19.05%
Return on Average Assets             1.36%             1.83%             1.79%             1.81%             1.66%
Average Assets to
Average Equity                      10.29%            10.36%            10.21%             9.42%             8.85%
Dividend Payout Ratio               45.64%            36.48%            39.11%            34.38%            39.75%
Total Loans (net)             $   139,123       $   130,707       $   120,269       $   114,648       $   100,715
Total Deposits                $   194,350       $   188,235       $   161,700       $   161,834       $   138,694
Total Assets                  $   239,606       $   233,978       $   200,117       $   191,887       $   162,907


The long-term benefit to Bancorp of its cultural and management style is consistent growth and development of the Bank over time. Risk levels have been greatly reduced because of expertise in loan, investment, operational, and human resource management.

Bancorp's primary market focus is to provide commercial bank services to businesses, professionals, and individuals. Bancorp emphasizes the development of meaningful customer relationships and a high level of service. Its employees are well-trained banking professionals who are committed to these objectives.

The Bank offers deposit accounts, safe-deposit boxes, consumer loans, commercial loans, agricultural loans, and commercial and residential real estate loans. Commercial loans include operating lines of credit, equipment and real estate financing, capital needs, and other traditional financing products.

The Bank has a growing emphasis in financing farm operations, equipment, and property. The Bank has also emphasized loans to professionals with its professional line of credit products.

The Bank's loan portfolio has some concentrations in real estate secured loans, primarily commercial properties.

Deposit products include regular and "package" checking accounts, savings accounts, certificates of deposit, money market accounts, and IRA accounts.

The Bank offers a debit card, check guarantee card, ATM card as well as a MasterCard and VISA card as part of its retail banking services. The Bank also operates a small residential mortgage loan origination department that originates loans and sells them into the secondary market. The Bank offers extended banking hours in selected locations as well as Saturday banking. ATM machines are also available at nine (9) locations offering 24-hour transaction services, including cash withdrawals, deposits, account transfers, and balance inquiries.

The Bank also offers its customers a 24-hour automated telephone service that offers account transfers and balance inquiries.

MANAGEMENT DEVELOPMENTS

Daniel E. Wybenga, Executive Vice President and Loan Administration for Citizens Bank, retired on June 30, 1999. Steve R. Terjeson was hired to replace Mr. Wybenga. Mr. Terjeson is a Senior Vice President and Chief Lending Officer. His responsibilities include managing the loan portfolio of Citizens Bank. He joined Citizens Bank in 1996 and served as a Senior Commercial Lender and Manager of the Albany area offices. He has over 18 years of experience in the banking industry.

EMPLOYEES

At December 31, 1999 the Bank had 119 full-time equivalent employees. None of these employees are represented by labor unions. A number of benefit programs are available to eligible employees including group medical insurance plans, paid vacation, paid sick leave, group life insurance, and a 401(A) plan.

COMPETITION

At December 31, 1999, Citizens Bank was among the top 10 largest commercial banks headquartered in the State of Oregon as measured by the State of Oregon's division of Finance and Corporate Securities. The Bank competes with other commercial banks as well as savings and loan associations, credit unions, mortgage companies, insurance companies, investment banks, securities brokerages and other non-bank financial service providers. Banking in the State of Oregon has been substantially dominated by several very large banking institutions whose headquarters are not in Oregon. They include Wells Fargo Bank, US Bank, Key Bank, Washington Mutual Bank, First Security Bank, and Bank of America. Together these large organizations hold a majority of the deposit and loan balances held by banks in the State of Oregon. Citizens Bank attempts to offset some of the advantages of these larger competitors through superior relationship building with the customer, better service, quicker response to the customers' needs, and local decision-making. We rely on the fact that many businesses and individuals within small Oregon communities want to see their money stay within the local economy, rather than see it used to fund loans in distant places.

GOVERNMENTAL POLICIES

The earnings and growth of Bancorp and its subsidiary, Citizens Bank, as well as their existing and future business activities, are affected not only by general economic conditions, but also by the fiscal and monetary policies of the Federal government and its agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements monetary policies (intended to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rates applicable to borrowings by banks from the Federal Reserve Bank. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans and paid on deposits. As banking is a business which depends largely on interest rate differentials (in general, the difference between the interest rates received by the banks on loans extended to their customers and interest paid on customer deposits), the influence of economic conditions and monetary policies on interest rates will directly affect earnings. The nature and impact of any future changes in monetary policies cannot be predicted.

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

BANCORP

As a bank holding company, Bancorp is subject to the Bank Holding Company Act of 1956 ("BHCA"), as amended, which places Bancorp under the supervision of the Board of Governors of the Federal Reserve System ("FRB"). In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities related to banking. Certain recent legislation commonly referred to as "Financial Modernization - The Gramm-Leach-Bliley Act" was designed to expand opportunities for banks and bank holding companies. The opportunities of this legislation for Bancorp are unclear at this time.

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

Bancorp is required by the BHCA to file annual and quarterly reports and such other reports as may be required from time to time by the FRB. In addition, the FRB conducts periodic examinations of Bancorp.

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

TIE-IN ARRANGEMENTS. Bancorp and the subsidiary are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither Bancorp nor its subsidiary may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor. Until recently, the FRB extended its bank-tying restrictions to bank holding companies and their non-bank subsidiaries. However, effective April 21, 1997, the bank anti-tying rules will no longer apply to the non-bank subsidiaries of a bank holding company.

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

CONTROL TRANSACTIONS. The Change in Bank Control Act of 1978, as amended, prohibits a person or group of persons from acquiring "control" of a bank holding company unless the FRB has been given 60 days prior written notice of the proposed acquisition, and within that time period, the FRB has not issued a notice disapproving the proposed acquisition, or extended for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to the expiration of the disapproval period of the FRB issues written notice of its intent not to disapprove the action. Under a rebuttable resumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute the acquisition of control.

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

REGULATION OF STATE BANKS

Oregon state-chartered banks are subject to primary regulation and examination by the Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities. The Bank is also subject to supervision, examination, and regulation by certain federal banking agencies. The Bank is insured (to applicable limits) by, and therefore is subject to regulation by, the FDIC.

Applicable federal and state statutes and regulations governing a bank's operations relate, among other matters, to capital requirements, required reserves against deposits, investments, loans, legal lending limits, certain interest rates payable, mergers and consolidations, borrowings, issuance of securities, payment of dividends (see below), establishment of branches, and dealings with affiliated persons. The FDIC has authority to prohibit banks under their supervision from engaging in what they consider to be an unsafe and unsound practice in conducting their business. Depository institutions, such as the Bank, are affected significantly by the actions of the FRB as it attempts to control the money supply and credit availability in order to influence the economy.

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

INTERSTATE BANKING AND BRANCHING

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Individual states had the authority to "opt out" of certain of these provisions. The Interstate Act allowed states to enact "opting-in" legislation that (i) permitted interstate mergers within their own borders before June 1, 1997, and (ii) permitted out-of-state banks to establish de novo branches within the state. As of September 29, 1996, bank holding companies could purchase banks in any state, and states may not prohibit such purchases. Additionally, beginning June 1, 1997, banks were permitted to merge with banks in other states as long as the home state of neither merging bank has opted out. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

Oregon, effective February 27, 1995, enacted "opting in" legislation generally permitting interstate mergers, subject to certain restrictions. Given that Oregon permitted interstate banking for a number of years, this legislation was not expected to have profound impact on banking in Oregon or on Bancorp or the Bank's operations in particular.

GRAMM-LEACH-BLILEY ACT

The Gramm-Leach-Bliley Act ("GLBA") was signed into law on November 12, 1999, and became effective March 11, 2000. The GLBA establishes the legal ability and regulatory framework to banking organizations to provide broad-based financial services to meet its expanding customer needs. The GLBA establishes three types of financial activities that are permissible for banking organizations: those that are financial in nature; those that are incidental to financial activity; and those that are complimentary to financial activity.

The GLBA sets forth a list of activities deemed financial in nature. Such activities include lending, exchanging, transferring, investing for others, or safeguarding money or securities; insurance underwriting and sales (brokerage) activities; investment or economic advisory services; securitizations; securities underwriting and dealing activities; all "closely related to banking" activities previously approved for bank holding companies by the Federal Reserve Board; certain products offered overseas, such as travel agency services; and merchant banking/equity investment activities.

In general, these expanded powers are reserved to bank holding companies, to be known as financial holding companies ("FHC") and banks, where all depository institutions affiliated with them are well capitalized, well managed based on applicable banking regulations, and meet specified Community Reinvestment Act ratings. GLBA authorizes the Federal Reserve Bank and the United States Treasury, in cooperation with one another, to determine what additional activities are permissible as financial in nature. Such activities will require FHCs and banks to continue to satisfy applicable well capitalized and well managed requirements. Bank holding companies which do not qualify for FHC status are limited to non-banking activities deemed closely related to banking prior to GLBA.

To become a FHC, a declaration of intent to engage in activities permissible for a FHC must be filed with the Federal Reserve Bank certifying that all requirements for eligibility have been met. Bancorp filed such a letter of intent with the Federal Reserve Board on February 15, 2000. At this time, Bancorp has no plans to expand into any of the activities approved under the GLBA, but may wish to do so in the future.

In addition to the creation of FHCs, GLBA establishes a primacy of oversight regulation of financial service businesses by the regulators routinely responsible for such activities and entities. This applies both in allocating responsibility for supervising different companies within a FHC and in supervising different activities within the same company. GLBA clarifies the regulation by the States of insurance products sold by depository institutions, and repeals some of the exemptions for banks under federal securities laws in relation to securities offered by banks and the licensing of broker-dealers and investments.

The GLBA also changed the membership requirements to join the Federal Home Loan Bank ("FHLB") for banks with $500 million or less in assets. The GLBA defines a "community financial institution" as a depository institution insured by the Federal Deposit Insurance Corporation ("FDIC") with less than $500 million in average total assets during the three years immediately proceeding the date of the membership application. These community financial institutions will not be required to hold at least 10 percent of their assets in residential mortgages in order to join the FHLB system. The section of the GLBA will not affect Bancorp's subsidiary, Citizens Bank, as it already holds membership in the FHLB.

The GLBA also adopts restrictions on financial institutions regarding the sharing of customer non-public personal information with non-affiliated third parties unless the customer has had an opportunity to opt out of the disclosure. The GLBA also imposes periodic disclosure requirements concerning financial institution policies and practices regarding data sharing with affiliated and non-affiliated parties.

The GLBA will be the subject of extensive rule making by federal banking regulators and others. The effects and/or benefits of the GLBA on Bancorp and its subsidiary Citizens Bank are unknown at this time.

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

Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 1999, the Bank was not subject to any regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

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

The main office of Citizens Bank is located in the heart of the business and retail center in Corvallis, Oregon. The building was constructed in 1977 and has approximately 30,000 square feet of space on two levels above ground and a full basement. The second floor is occupied by the administrative support team, which includes the President/Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer, the Senior Operations Officer, the Loan Administrator, Administrative Assistants, the Financial Officer, and the Loan Service Center.

The first floor serves as the main banking office for the Bank. It is occupied by a manager, a lending staff, an operations staff, tellers, marketing officer, new accounts staff, and mortgage department staff.

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

The Bank also operates eight (8) other branches, of which five (5) are owned and three (3) are leased. These buildings range in size from 2500 square feet to approximately 9,000 square feet. Their primary function and use is to provide banking service to the Bank's customers. The Bank has a lease on the land on which the West Albany branch is located. The aggregate monthly rental of leased buildings and land is $11,220. The following sets forth all branch offices of the Bank.

Main Office               Junction City Office         East Albany Office
275 SW Third Street       955 Ivy Street               2315 14th Ave SE
Corvallis, Oregon         Junction City, Oregon        Albany, Oregon

Circle Office(1)          Philomath Office             West Albany Office(4)
978 NW Circle Blvd.       1224 Main Street             2230 Pacific Blvd SE
Corvallis, Oregon         Philomath, Oregon            Albany, Oregon

University Office(2)      Veneta Office(3)             McMinnville Office
855 NW Kings Blvd.        88312 Territorial Road       455 NE Baker Street
Corvallis, Oregon         Veneta, Oregon               McMinnville, Oregon 97128

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

ITEM 3.  LEGAL PROCEEDINGS

As of the date of filing this Form 10-K neither Bancorp nor its subsidiary were a party to any material legal proceedings. Further, management is not aware of any threatened or pending lawsuits or other proceedings against Bancorp or its subsidiary which, if determined adversely, would have a material effect on the business or financial position of either of them. Bancorp or the Bank may from time to time become a party to litigation in the ordinary course of business, such as debt collection litigation or through an appearance as a creditor in a bankruptcy case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 1999, no matters were submitted to Bancorp's security holders through the solicitation of proxies or otherwise.

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

The following table sets forth certain transaction prices per share for shares of Citizens Bank (years 1995 and 1996) and Bancorp common stock for the periods shown. This information is based solely on prices and information reported to Citizens Bank by those persons whose transactions have come to its attention. The reported prices do not represent all transactions in Bancorp and Citizens Bank stock, and Citizens Bank can give no assurances as to the accuracy of the reported prices or the completeness of this information.


                                                   HIGH         LOW
                                                   ----         ---

        1995                                      $ 7.25      $ 5.63
        1996                                      $15.00      $ 9.00
        1997                                      $15.00      $ 9.00
        1998                                      $15.00      $14.50
        1999                                      $16.60      $12.90

Per share information for the current and prior periods reflect the effect of the stock dividends and stock splits.

The following table sets forth certain transaction prices per share for shares of Bancorp common stock for the quarterly periods shown. This information is subject to the qualifications set forth above.


                                            HIGH                      LOW
                                            ----                      ---
            First quarter 1998            $14.25                     $10.93
            Second quarter 1998           $14.25                     $13.78
            Third quarter 1998            $17.10                     $16.39
            Fourth quarter 1998           $17.10                     $15.44

            First quarter 1999            $16.60                     $15.92
            Second quarter 1999           $16.60                     $15.20
            Third quarter 1999            $16.00                     $15.00
            Fourth quarter 1999           $15.25                     $12.90

CITIZENS BANK/BANCORP, COMMON EQUITY HOLDING. As of December 31, 1999, there were 4,124,090.927 shares outstanding, held by 824 shareholders of record. As of February 9, 2000, there were 831 holders of Citizens Bancorp and 4,137,629.927 shares outstanding. All of the shares issued since December 31, 1999 were issued under the terms of the dividend reinvestment plan.

Holders are determined on the basis of ownership. Each entity that owns one or more shares is determined to be a holder. Holders can be individuals, partnerships, corporations, trusts, or any entity that can legally hold assets in the State of Oregon. Two or more individuals together can also be a holder, such as a husband and wife or a parent and child.

Bancorp has no formal dividend policy. The amount of any dividend is determined by the Bancorp Board of Directors and depends on the amount of profits generated and the growth objectives of Bancorp and the Bank, together with other factors considered by the Board in its discretion. Under Oregon law certain restrictions on the payment of dividends apply. Under these restrictions, a bank or holding company may not declare or pay any dividend in an amount greater than its retained earnings.

The following sets forth, for the calendar years shown, the cash and stock dividends per share of common stock declared by Citizens Bancorp in 1997, 1998 and 1999 and by Citizens Bank for the preceding years.


                            CASH DIVIDEND      STOCK DIVIDEND             STOCK SPLIT
                            -------------      --------------             -----------

              1995              $ .29                   --              1 for 5 stock split
              1996              $ .29                   --              2 for 1 stock split
              1997              $ .32                   5%                    --
              1998              $ .34                   --              2 for 1 stock split
              1999              $ .36                   5%                    --

Per share information for the current and prior periods reflect the effect of the stock dividends and stock splits.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company's consolidated financial statements and accompanying notes presented herein.

                             Year ended December 31,
                        (In thousands except share data)



                                                                % increase
                                     1999          1998          (decrease)     1997          1996          1995
                                                                  1998 to
                                                                   1999
                                   --------       --------      -----------   --------       --------       --------
EARNINGS
Total interest income              $ 17,023       $ 16,947            .45%    $ 15,152       $ 13,704       $ 12,732
Total interest expense                6,046          5,917           2.18%       5,286          5,034          4,725
Net interest income                  10,977         11,030           (.48%)      9,866          8,670          8,007

Provision for possible credit
  losses                                264            236          11.86%         165            135            100

Net interest income after
  provision for possible credit
  losses                             10,713         10,794           (.75%)      9,701          8,535          7,907

Total other operating income          2,403          2,226           7.95%       1,857          1,569          1,503
Total other operating
  expense                             8,079          7,153          12.95%       6,194          5,306          5,212

Income before taxes                   5,037          5,867         (14.15%)      5,364          4,798          4,198
Income taxes                          1,783          2,027         (12.04%)      2,023          1,660          1,539
Net income                         $  3,254       $  3,840         (15.26%)   $  3,341       $  3,138       $  2,659
PER COMMON SHARE(1)
Net income                         $    .79       $    .94         (20.20%)   $    .83       $    .79       $    .69
Cash dividends                          .36            .34           5.88%         .32            .29            .29
Book value                             5.90           5.53           6.69%        4.81           4.24           3.20

PERIOD END BALANCES
Total assets                       $239,606       $233,978           2.41%    $200,117       $191,887       $162,907
Net loans                           139,123        130,707           6.44%     120,269        114,648        100,715
Deposits                            194,350        188,235           3.25%     161,700        161,834        138,694
Repurchase agreements                13,425         16,299         (17.63%)     14,086         10,040          7,891
Shareholders' equity                 24,342         22,585           7.78%      19,411         16,805         14,269

PERFORMANCE RATIOS
Return on Average Assets               1.36%          1.83%                       1.79%          1.81%          1.66%
Return on Average Equity              13.22%         17.64%                      17.53%         19.27%         19.05%
Average Assets to Average
  Equity                              10.29%         10.36%                      10.21%          9.42%          8.85%

(1) Per share amounts and the average number of shares outstanding have been restated for, stock dividends of 5% in 1999 and 5% in 1997, a 2-for-1 stock split in 1998, a 2-for-1 stock split in 1996, and a 1 for 5 stock split in 1995.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997.

NET INCOME. For the three years ended December 31, Bancorp's net income was $3.254 million, $3.840 million, and $3.341 million, respectively. 1999 net income decreased $.6 million or 15.3% as compared to 1998 which increased $.5 million or 14.9% over 1997. Bancorp's decreased net income in 1999 is primarily due to the opening of two new branches, technology upgrades, expenses relative to Y2K, and a decrease in interest income from loans due to interest rate reductions.

The average rate on loans for 1999, 1998, and 1997 was 9.3%, 10.2%, and 10.3% respectively. The net decrease in the average loan yield was due to the overall market rate reduction in effect the first half of the year, which resulted in lower rates earned on loans originated and then in the refinancing of commercial real estate loans at a lower rate of interest.

The decrease in net income was also affected by a decrease in earning assets to total assets. Average earning assets to total assets for the years 1999, 1998, and 1997 were 91.1%, 92.6%, and 93.3%, respectively. Cash set aside for Y2K planning and the investment in new branches negatively impacted average earning assets in 1999, especially in the fourth quarter. Average yields on earnings assets for 1999, 1998, and 1997 were 7.9%, 8.8%, and 8.9%, respectively.

Management believes the two new branches opened in 1999 added value to the franchise and will contribute positively to the overall net income through the production of quality loans. Management anticipates that with the addition of newly hired experienced loan officers, the implementation of a continuing education program for all lending staff and new loan administration, that loan income will improve in 2000. Further, management believes that the technological additions and improvements made in 1999 will ensure that the Bank remains competitive as advancements are made in communications, e-commerce, and online banking.

INTEREST INCOME. Interest income totaled $17.0 million for the year ended December 31, 1999, a .45% increase over the $16.9 million for 1998 which was an 11.9% increase over the $15.1 million generated in 1997. The 1999 increase was due to increased investment volume, while 1998 increased due to both loan and investment volume increases.

INTEREST EXPENSE. Interest expense for the year ended December 31, 1999 was $6.0, a 2.2% increase over the $5.9 million, expense for 1998, and an 11.9% increase over the $5.3 million expense in 1997. The 1999 increase was due to deposit volume increases and rate decreases, while the 1998 increase was due primarily to volume increases.

NET INTEREST INCOME. Net interest income for the years 1999, 1998, and 1997 was $11.0 million, $11.0 million, and $9.9 million, respectively. Additionally, for the same periods beginning with 1999, net interest margins were 5.1%, 5.8%, and 5.9%, respectively. The decrease in the net interest margin from 1998 to 1999 was primarily due to the decreased average interest rate on loans, and the reduced percentage of earning assets represented by loans (62% versus 67%). The increase in the net interest margin from 1997 to 1998 were primarily due to increased volumes and the changing interest rate environment.

         The following table sets forth, for the periods indicated, interest income and interest expense with the resulting average yield or rate by category of average earning assets and average interest bearing liabilities.


             AVERAGE BALANCES AND TAX-EQUIVALENT NET INTEREST MARGIN


                                                                1999                                     1998
 YEAR ENDED DECEMBER 31,                         --------------------------------------   ---------------------------------------
                                                  Average        Int.         Avg. Rate    Average        Int.          Avg. Rate
                                                  Balance       Income          Earned/    Balance       Income           Earned/
     (In thousands)                                            (Expense)         Paid                   (Expense)          Paid
                                                 ----------    ----------     ---------   ----------    ----------      ---------
ASSETS
Loans(2)                                         $  135,032    $   12,614         9.34%   $  130,895    $   13,167        10.05%
INVESTMENT SECURITIES:
    Taxable                                          58,142         3,139         5.40%        5,022         2,693         5.98%
    Tax-exempt(1)                                    8,986           533         5.93%        5,787           373         6.45%
    TOTAL
    INVESTMENT
    SECURITIES                                       67,128         3,672         5.47%       50,809         3,066         6.03%
Interest bearing deposits
  in banks and federal
  funds sold                                         15,820           866         5.47%       14,937           843         5.64%
TOTAL EARNING ASSETS                                217,980        17,152         7.87%      196,722        17,076         8.68%
Cash and due from banks                              12,388                                    8,357
Premises and equipment                                4,689                                    2,904
Other assets                                          5,707                                    3,424
Allowance for possible credit losses                 (1,417)                                  (1,299)
TOTAL                                            $  239,377                               $  210,198
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Savings, MMDA, NOW                             $  100,438        (2,336)        2.33%   $   74,518        (1,960)        2.63%
  Time                                               56,127        (2,865)        5.10%       60,014        (3,226)        5.38%
    TOTAL INTEREST-
    BEARING DEPOSITS                                156,565        (5,201)        3.32%      134,532        (5,186)        3.85%
Repurchase agreements                                15,935          (505)        3.17%       14,225          (525)        3.69%
Other borrowings                                      5,603          (340)        6.07%        3,961          (206)        5.20%
TOTAL INTEREST-BEARING
  LIABILITIES                                       178,103        (6,046)        3.39%      152,718        (5,917)        3.87%
Demand deposits                                      33,565                                   34,792
Other liabilities                                     3,088                                      918
Shareholders' equity                                 24,621                                   21,770
TOTAL                                            $  239,377                               $  210,198
Net interest margin(1)                                         $   11,106                               $   11,159
Interest income as a % of avg. earning assets                                     7.87%                                    8.68%
Interest expense as a % of avg. earning assets                                    2.77%                                    3.01%
Net interest margin                                                               5.10%                                    5.67%





                                                 --------------------------------------
                                                                  1997
                                                 --------------------------------------
                                                   Average        Int.        Avg. Rate
                                                   Balance       Income         Earned/
                                                                (Expense)        Paid
                                                 --------------------------------------
ASSETS
Loans(2)                                         $  119,157    $   11,992        10.06%
INVESTMENT SECURITIES:
    Taxable                                          39,265         2,386         6.08%
    Tax-exempt(1)                                     3,918           330         8.43%
    TOTAL
    INVESTMENT
    SECURITIES                                       43,183         2,716         6.29%
Interest bearing deposits
  in banks and federal
  funds sold                                         11,915           557         4.67%
TOTAL EARNING ASSETS                                174,255        15,265         8.76%
Cash and due from banks                               7,548
Premises and equipment                                2,717
Other assets                                          3,393
Allowance for possible credit losses                 (1,128)
TOTAL                                            $  186,785
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Savings, MMDA, NOW                             $   68,601        (1,903)        2.77%
  Time                                               53,673        (2,872)        5.35%
    TOTAL INTEREST-
    BEARING DEPOSITS                                122,274        (4,775)        3.91%
Repurchase agreements                                11,361          (450)        3.96%
Other borrowings                                      1,349           (61)        4.60%
TOTAL INTEREST-BEARING
  LIABILITIES                                       134,984        (5,286)        3.92%
Demand deposits                                      31,713
Other liabilities                                     1,022
Shareholders' equity                                 19,066
TOTAL                                            $  186,785
Net interest margin(1)                                         $    9,979
Interest income as a % of avg. earning assets                                     8.76%
Interest expense as a % of avg. earning assets                                    3.03%
Net interest margin                                                               5.73%

(1) Includes taxable equivalent adjustments related to income on securities that is exempt form federal income taxes. The federal statutory rate was 34%

(2) For purposes of these calculations, nonaccrual loans are included in the average loan balance outstanding. Loan fees and late charges of $486, $971, and $812 are included in interest income for 1999, 1998 and 1997.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volumes and rates. Changes not due solely to volume or rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.


                              --------------------------------------------------------------
                                       1999 versus 1998              1998 versus 1997
                              --------------------------------------------------------------
                                      Increase (decrease)            Increase (decrease)
                                      Due to change in               due to change in
                              --------------------------------------------------------------
                              Average     Average     Net      Average   Average     Net
                               Volume       Rate     Change     Volume     Rate     Change
                              --------------------------------------------------------------
(in thousands)
INTEREST INCOME
Loans                          $   407    $  (960)   $  (553)   $ 1,181   $    (6)   $ 1,175
Investment securities              914       (308)       606        430       (80)       350
Interest-bearing deposits in
banks and federal funds sold
                                    47        (24)        23        157       129        286
TOTAL INTEREST INCOME            1,368     (1,292)        76      1,768        43      1,811

INTEREST EXPENSE
Savings deposits                   623       (247)       376        159      (102)        57
Time deposits                     (203)      (158)      (361)       341        13        354
Repurchase agreements               59        (79)       (20)       107       (32)        75
Other borrowings                    96         38        134        135        10        145
TOTAL INTEREST EXPENSE             575       (446)       129        742      (111)       631
CHANGES IN NET
INTEREST INCOME                $   793    $  (846)   $    53    $ 1,026   $   154    $ 1,180


The following chart further reflects changes in average balances and rates from December 31, 1999 to December 31, 1998.

-----------------------------------------          --------------------------------------------
INCREASE (DECREASE) IN AVERAGE BALANCE:            INCREASE (DECREASE) IN AVERAGE RATE:
-----------------------------------------          --------------------------------------------
Loans                                3.16%         Loans                                (7.06)%
Investments                         32.09%         Investments                          (9.29)%
Fed Funds & Deposits                 5.92%         Fed Funds & Deposits                 (3.01)%

TOTAL EARNING ASSETS                10.82%         TOTAL EARNING ASSETS                 (9.33)%

Savings, NOW, MMDA                  34.78%         Savings, NOW, MMDA                  (11.41)%
Time                                (6.48)%         Time                                (5.20)%
Repurchase Agreements               12.02%         Repurchase Agreements               (14.09)%
Other Borrowings                    41.45%         Other Borrowings                     16.73%
TOTAL INT BEAR LIABILITIES          16.62%         TOTAL INT BEAR LIABILITIES          (12.40)%

The following table further reflects changes in average balances and rates from December 31, 1998 to December 31, 1997.



-----------------------------------------          --------------------------------------------
INCREASE (DECREASE) IN AVERAGE BALANCE:            INCREASE (DECREASE) IN AVERAGE RATE:
-----------------------------------------          --------------------------------------------
Loans                               9.85%          Loans                                 (.10)%
Investments                        17.63%          Investments                          (4.13)%
Fed Funds & Deposits               25.36%          Fed Funds & Deposits                 20.77%

TOTAL EARNING ASSETS               12.85%          TOTAL EARNING ASSETS                  (.91)%

Savings, NOW, MMDA                  8.63%          Savings, NOW, MMDA                   (5.05)%
Time                               11.81%          Time                                    .56%
Repurchase Agreements              25.21%          Repurchase Agreements                (6.82)%
Other Borrowings                  293.62%          Other Borrowings                     13.04%
TOTAL INT BEAR LIABILITIES         13.14%          TOTAL INT BEAR LIABILITIES           (1.29)%


NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE CREDIT LOSSES. Net interest income after provision for possible credit losses was $10.7 million at December 31, 1999, $10.8 million at December 31, 1998, and $9.7 million at December 31, 1997. Total provision for possible credit loss expense for the three years ending December 31, 1999 was $264,000, $236,000, and $165,000 respectively.
Total provision expense was increased due to loan volume increases. Recoveries were $20,000, $14,000, and $0 in 1999, 1998, and 1997. Charge-offs of $632,000,
$32,000, and $2,000 were realized during the same periods. Historically, the Bank's loan charge-off levels have been very low compared to its peers. The $32,000 in credit losses in 1998 and $2,000 in 1997 were exceptionally low. Although the year-over-year increase to $632,000 is large in dollars and percentage terms, management has no present reason to believe the increase is a trend in the quality of the overall loan portfolio. Management attributes part of the increase to what would be expected as a result of growth in the Bank's loan portfolio. In addition, more than half of the increase is attributable to the charge-off of a single commercial loan. The Bank's management will continue to monitor and analyze charge-off levels closely. Management's assessment of the allowance for credit losses includes various factors such as current delinquent and non-performing loans, historical analysis of industry credit loss experience, knowledge of the present and anticipated economic future of its market area, and loan grades. Management believes the quality of the loan portfolio is outstanding due to strong internal controls, good loan policy standards, experienced loan officers, and the strong economy in Oregon. Management believes the allowance for credit losses at December 31, 1999 of $1.1 million is adequate. The allowance for possible credit losses to total loans at December 31, 1999, 1998, and 1997 respectively was .77%, 1.07%, and .88%.

NON-INTEREST INCOME. Non-interest income (total other operating income) was $2.4 million for the year ended December 31, 1999, an 8.0% increase from $2.2 million for 1998, which was 19.9% higher than the $1.8 million in 1997. These increases are due to increased service charges, customer fee income, and Bankcard income, which is primarily a function of increased volumes of accounts. Income from Merchant Bankcard processing and fees associated with ATM and debit cards were primarily behind the increase in non-interest income. This increase was the result of increased volumes.

NON-INTEREST EXPENSE. Non-interest expense (other operating expenses) have increased during the last three years ending December 31, 1999 to $8.1 million from $7.2 million in 1998 and $6.2 million in 1997.

A 13.0% increase or $.9 million increase occurred from 1998 to 1999 and 15.5% or a $1 million increase occurred from 1997 to 1998.

Non-interest expense consist primarily of employee salaries and benefits, occupancy, data processing, bankcard services, office supplies, professional services, and other non-interest expenses. The specific areas of increases occurred in increased salaries and benefits, occupancy, bankcard processing and equipment. Overall increases are a result of the Bank's increased volume and number of branches, management's emphasis on business development, technology improvements, marketing and staff training.

Opening the two new offices in Albany and McMinnville in 1999 resulted in higher operating costs, which are not offset until a certain level of deposits and loans is achieved. Initially, new branch offices will increase non-interest expenses, thus having an adverse effect on net income for Bancorp. Management anticipates that the new branches will add value to the Citizens Bank franchise.

At the end of 1999, the Bank employed 119 full time equivalent employees compared to 111 at the end of 1998 and 108 at the end of 1997. The increase from 1998 to 1999 was primarily due to the staffing of the two new branch offices. The Bank has continued to increase staff productivity through training, education, and hiring practices.

INCOME TAXES. Income tax expense for 1999 was $1.8 million or 35.4% of income before taxes, 1998 was $2.0 million or 34.5% of income before taxes, and 1997 was $2.0 million or 37.7% of income before taxes.

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

Deposits are Bancorp's primary source of new funds. At December 31, 1999, total deposits were $194.4 million, $188.2 million at December 31, 1998, and $161.7 million at December 31, 1997. The Bank also had REPO'S (securities sold under agreements to repurchase) for the periods of December 31, 1999, 1998, and 1997 of $13.4 million, $16.2 million, and $14.1 million, respectively. The overall cost of funds was as follows:


                                               COST OF FUNDS
                                      -----------------------------
                                       1999        1998        1997
                                      -----------------------------
                                        3.4%        3.9%        3.9%

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

The average daily amount of deposits and rates paid on deposits is summarized for the periods indicated in the following table:


                  ----------------------------------------------------------------------------
                             1999                     1998                      1997
                  ----------------------------------------------------------------------------
(In Thousands)      Amount $      Rate %     Amount $       Rate %       Amount $    Rate %
                  ----------------------------------------------------------------------------
DEPOSITS
Demand            $    33,565         --    $    34,792         --    $    31,713         --
Savings           $   100,438       2.33%   $    74,518       2.63%   $    68,601       2.77%
Time              $    56,127       5.10%   $    60,014       5.38%   $    53,673       5.35%
TOTAL             $   190,130               $   169,324               $   153,987


The following table indicates the amount of the Bank's certificates of deposits with balances equal to or greater than $100,000 classified by time remaining until maturity as of December 31, 1999.


                --------------------------------------------------
                     Maturity Period       Certificates of Deposit
                --------------------------------------------------
                                   In Thousands
                --------------------------------------------------
                3 months or less                            10,694
                3 months through 6 months                    2,772
                6 months through 12 months                   2,219
                Over 12 months                               4,012
                TOTAL                                      $19,697

The following table is a summary of securities sold under repurchase agreement
(REPO) for each of the last three years.


--------------------------------------------------------------------------------
                                   (Dollars in Thousands)
--------------------------------------------------------------------------------
                                                  1999       1998       1997
--------------------------------------------------------------------------------
Securities sold under agreement to repurchase:
Average interest rate
  At year end                                       3.26%      3.10%      3.28%
  For the year                                      3.17%      3.69%      3.96%
Average amount outstanding
during the year                                  $15,935    $14,225    $11,361
Maximum amount outstanding
at any month end                                 $18,124    $16,299    $14,086
Amount outstanding at year end                   $13,425    $16,299    $14,086


CAPITAL RESOURCES. Bancorp is subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that if undertaken, could have a direct material effect on Bancorp's financial statements. Under capital adequacy guidelines that involve quantitative measures of Bancorp's assets, and certain off-balance-sheet items as calculated under regulatory accounting practices, Bancorp's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As of December 31, 1999 the most recent notification from the Bank's regulator categorized the Bank as well-capitalized under the applicable regulations. To be categorized as "well-capitalized," the Bank must maintain at least 10% total risk based capital, 6% Tier 1 risk based capital and 5% Tier 1 leverage capital. There are no conditions or events since that notification that management believes have changed the institution's category.

Shareholder equity increased to $24.3 million at December 31, 1999 from $22.6 million in 1998 and $19.4 million in 1997. Citizens shareholder average equity, as a percentage of average assets was 10.3% for the year ended December 31, 1999, 10.4% for the year ended December 31, 1998, and 10.2% for the year ended December 31, 1997.

In a changing interest rate environment the value of the Bank's available for sale portfolio may be negatively impacted and therefore may cause a reduction in reported shareholder equity. Equity grew at 7.8% over the period between December 31, 1998 and December 31, 1999, while assets grew by 2.4% over the same period.

At December 31, 1999, Bancorp had no material commitment for capital expenditures that would negatively impact Bancorp's capital position

The following table indicates Citizens Bancorp capital adequacy position at December 31, 1999 and at December 31, 1998 and compares those positions to capital adequacy requirements.


--------------------------------------------------------------------------------
                                CITIZENS BANCORP
--------------------------------------------------------------------------------
                                                           FOR CAPITAL
                                          ACTUAL        ADEQUACY PURPOSES
--------------------------------------------------------------------------------
     (IN THOUSANDS)
AS OF DECEMBER 31, 1999:         AMOUNT        RATIO     AMOUNT     RATIO
--------------------------------------------------------------------------------
Total Risk-Based Capital
(to Risk-Weighted Assets)       $25,531         17.1%   $11,963      >=8%
Tier 1 Capital (to Risk-
Weighted Assets)                $24,460         16.4%   $ 5,982      >=4%
Tier 1 Capital (to average
Total Assets)                   $24,460         10.1%   $ 9,677      >=4%

--------------------------------------------------------------------------------
AS OF DECEMBER 31, 1998:
--------------------------------------------------------------------------------
Total Risk-Based Capital
(to Risk-Weighted Assets)       $23,448         16.5%   $11,346      >=8%
Tier 1 Capital (to Risk-
Weighted Assets)                $22,029         15.5%   $ 5,673      >=4%
Tier 1 Capital (to average
Total Assets)                   $22,029          9.8%   $ 9,012      >=4%

Shareholders equity increased to $24.3 million at December 31, 1999 from $22.6 million in 1998 and $19.4 million in 1997.

INVESTMENT PORTFOLIO

The following table shows Investments Held to Maturity.


--------------------------------------------------------------------------------------------
                                           In Thousands
                                Outstanding Balance at December 31,
                                               1999
--------------------------------------------------------------------------------------------
                             Estimated Fair Value        Amortized Cost       % of Portfolio
--------------------------------------------------------------------------------------------
Federal Agency
Obligations                            487                      485                 .70%
Obligations of State and
Political Subdivisions               7,720                    7,937               11.49%
TOTAL                               $8,207                   $8,422               12.19%
--------------------------------------------------------------------------------------------
                                           In Thousands
                                Outstanding Balance at December 31,
                                               1998
--------------------------------------------------------------------------------------------
                             Estimated Fair Value        Amortized Cost       % of Portfolio
--------------------------------------------------------------------------------------------
U.S. Treasury Securities           $2,036                    $2,014                3.33%
Federal Agency
Obligations                           501                       484                 .80%
Obligations of State and
Political Subdivisions              7,320                     7,235               11.94%
TOTAL                              $9,857                    $9,733               16.07%
--------------------------------------------------------------------------------------------
                                           In Thousands
                                Outstanding Balance at December 31,
                                               1997
--------------------------------------------------------------------------------------------
                             Estimated Fair Value        Amortized Cost       % of Portfolio
--------------------------------------------------------------------------------------------
U.S. Treasury Securities           $6,036                    $6,000               12.98%
Federal Agency
Obligations                           500                       482                1.04%
Obligations of State and
Political Subdivisions              3,561                     3,501                7.57%
TOTAL                             $10,097                    $9,983               21.59%

The following table sets forth the maturities and weighted average yields of securities held to maturity at December 31, 1999.

-------------------------------------------------------------------------------------------------
                                           IN THOUSANDS
-------------------------------------------------------------------------------------------------
                                             After 1 year, but  After 5 years, but
Amount                       Within 1 year     before 5 years     before 10 years  After 10 years
-------------------------------------------------------------------------------------------------
Federal Agency
Obligations                            0               265                  220               0
Obligations of State and
Political Subdivisions               605             2,762                3,209           1,096
TOTAL                          $     605         $   3,027            $   3,694       $   1,096

-------------------------------------------------------------------------------------------------
Weighted Average Yield(*)
Federal Agency
Obligations                            0              4.38%                4.50%              0
Obligations of State and
Political Subdivisions              4.49%             4.43%                4.26%           4.81%
TOTAL                               4.49%             4.42%                4.28%           4.81%

(*)  Yield on tax exempt obligations have not been computed on a tax equivalent basis

The following tables show Investments Available for Sale.

-------------------------------------------------------------------------------------------------
                                             In Thousands
                                    Outstanding Balance at December 31,
                                                  1999
-------------------------------------------------------------------------------------------------
                             Estimated Fair Value        Amortized Cost            % of Portfolio
-------------------------------------------------------------------------------------------------
U.S. Treasury Securities           $30,485                   $30,711                     44.12%
Federal Agency
Obligations                         29,452                    29,900                     43.30%
Other Securities                       741                       741                      1.08%
TOTAL                              $60,678                   $61,352                     87.81%


-------------------------------------------------------------------------------------------------
                                             In Thousands
                                    Outstanding Balance at December 31,
                                                  1998
-------------------------------------------------------------------------------------------------
                             Estimated Fair Value        Amortized Cost            % of Portfolio
-------------------------------------------------------------------------------------------------
U.S. Treasury Securities           $26,864                   $26,679                     44.34%
Federal Agency
Obligations                         23,334                    23,137                     38.51%
Obligations of State and
Political Subdivisions                   0                         0                         0%
Other Securities                       657                       657                      1.08%
TOTAL                              $50,855                   $50,473                     83.93%



-------------------------------------------------------------------------------------------------
                                             In Thousands
                                    Outstanding Balance at December 31,
                                                  1997
-------------------------------------------------------------------------------------------------
                             Estimated Fair Value        Amortized Cost            % of Portfolio
-------------------------------------------------------------------------------------------------
U.S. Treasury Securities           $22,075                   $22,027                     47.73%
Federal Agency
Obligations                         13,570                    13,527                     29.35%
Obligations of State and
Political Subdivisions                   0                         0                         0
Other Securities                       613                       613                      1.33%
TOTAL                              $36,258                   $36,167                     78.41%

The following table sets forth the maturities, weighted average maturities, and weighted average yields of securities available for sale.


-------------------------------------------------------------------------------------------------
                                             After 1 year, but  After 5 years, but
Amount                       Within 1 year     before 5 years     before 10 years  After 10 years
-------------------------------------------------------------------------------------------------
U.S. Treasury Securities         $14,992           $15,493               0                   0
Federal Agency
Obligations                        4,918            24,534               0                   0
Obligations of State and
Political Subdivisions                 0                 0               0                   0
Other Securities                     741                 0               0                   0
TOTAL                            $20,651           $40,027               0                   0


-------------------------------------------------------------------------------------------------
                                     Investments Available For Sale
-------------------------------------------------------------------------------------------------
                                             After 1 year, but  After 5 years, but
Amount                       Within 1 year     before 5 years     before 10 years  After 10 years
-------------------------------------------------------------------------------------------------
Weighted Average Yield(*)
U.S. Treasury Securities         5.75%            6.01%                0                   0
Federal Agency
Obligations                      5.03%            5.75%                0                   0
Obligations of State and
Political Subdivisions              0                0                 0                   0
Other Securities                 7.26%               0                 0                   0
TOTAL                            5.63%            5.85%                0                   0

(*) Yield information is computed using amortized cost balances and does not give effect to changes in fair value that are reflected as a component of shareholders equity.

LENDING AND CREDIT MANAGEMENT. Interest on loans is the primary source of income for Bancorp. Net loans represented 58.1 of total assets as of December 31, 1999 as compared to 55.9% at December 31, 1998. The Bank's goal is to serve the credit needs of the communities in which its offices are located. The primary focus for lending is small-to-medium sized businesses, professionals, and individuals. The Bank offers a broad base of loan products. Substantially all of the Bank's loans are to customers located within the Bank's service areas.

Although the risk of non-payment always exists, type and level of risk changes with different types of loans. The primary source of repayment is the income generated by a business or by an individual. Loan risk is mitigated by lending to borrowers with proven credit histories and demonstrated ability to repay. Collateral provides an additional measure of security. The Bank manages risk in the loan portfolio through its loan policies, underwriting practices and continuing education for the lending professionals it employs.

         At December 31, the following table sets forth the composition of the Bank's Loan Portfolio by type of loan as of the dates indicated.


                ----------------------------------------------------------------------------------------------------------------
                         1999                   1998                     1997                  1996                  1995
                ----------------------------------------------------------------------------------------------------------------
Type of Loan      Amount          %      Amount          %      Amount          %      Amount          %      Amount          %
                ----------------------------------------------------------------------------------------------------------------
Commercial      $ 26,520         19%   $ 26,234         20%   $ 23,507         20%   $ 21,975         19%   $ 21,169         21%
Agriculture       13,875         10%     12,402          9%     10,992          9%      9,072          8%      8,834          9%
Real Estate
  Construction     7,352          5%      7,900          6%      5,459          4%      3,865          3%      4,065          4%
  1-4 Family      29,776         20%     31,390         24%     34,625         28%     34,322         29%     30,993         31%
  Other           59,537         43%     50,421         38%     42,142         35%     40,300         35%     31,833         32%
Other                 --         --          --         --          --         --          --         --         105         --
Consumer           3,718          3%      4,393          3%      5,423          4%      6,861          6%      5,240          4%
TOTAL LOANS     $140,778               $132,740               $122,148               $116,395               $102,239
Less Deferred
Loan Fees          (584)                  (614)                  (678)                  (709)                  (628)
Less
Allowance for
Credit Losses    (1,071)                (1,419)                (1,201)                (1,038)                  (896)
NET LOANS       $139,123        100%   $130,707        100%   $120,269        100%   $114,648        100%   $100,715        100%


         Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans deemed to be uncollectible, or when the principal or interest payment becomes 90 days past due. At December 31, 1999 the Bank had loans totaling $73,000 that were 90 days or more past due and still accruing interest because in management's judgement the loans were well secured and in the process of collection.

         The following table shows the contractual maturity of the Bank's gross loans at December 31, 1999. Loans having no stated schedule of repayments and no stated maturity, demand loans, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, deferred loan fees and discounts and allowance for losses on loans. The table does not reflect any estimate of prepayments, which significantly shorten the average life of all loans and may cause the Bank's actual repayment experience to differ from that shown below.


-------------------------------------------------------------------------------------------------
                                           IN THOUSANDS
-------------------------------------------------------------------------------------------------
                                             After 1 year, but  After 5 years, but
                             Within 1 year     before 5 years     before 10 years  After 10 years
-------------------------------------------------------------------------------------------------

         Commercial             $10,464          $ 8,245             $5,073           $2,736
         Agriculture             11,283            2,484                 93               15
         Real Estate
              Construction        7,210                0                  0              142
              1-4 Family          3,227            1,611              6,265           18,675
              Other               3,405            7,514             12,959           35,658
         Consumer                 1,127            2,032                459              101
         TOTAL                  $36,716          $21,886            $24,849          $57,327

The following table sets forth the dollar amount of all loans due one year or more after December 31, 1999, which have fixed interest rates and have floating or adjustable interest rates.


--------------------------------------------------------------------------------
                                 In Thousands
--------------------------------------------------------------------------------
                           Fixed Rates     Floating or Adjustable Rates
--------------------------------------------------------------------------------
      Commercial             $ 8,026                $  8,092
      Agriculture              1,679                   1,596
      Real Estate
           Construction            0                     142
           1-4 Family         10,692                  13,682
           Other              25,080                  32,479
      Consumer                 2,462                     132
      TOTAL                  $47,939                $56,123

PROVISION FOR POSSIBLE CREDIT LOSSES. The provision for credit losses represents charges made to operating expenses to maintain an appropriate allowance for credit losses. Management considers various factors in establishing an appropriate allowance. These factors include an assessment of the financial condition of the borrower, a determination of the borrowers ability to service the debt from cash flow, a conservative assessment of the value of the underlying collateral, the condition of the specific industry of the borrower, the economic health of the local community, a comprehensive analysis of the levels and trends of loan types, and a review of past due and classified loans.

It is Bank policy that once each quarter, Bank management makes recommendations to the Board regarding the adequacy of the Bank's allowance for credit losses and the amount of the provision that should be charged against earnings for the next three months. Management's recommendations are based on an internal loan review process to determine specific potential loss factors on classified loans, risk factor of loan grades, historical loss factors derived from actual net charge-off experience, trends in non-performing loans and other potential risks in the loan portfolio such as industry concentration, the local economy and the volume of loans.

Management uses a loan grading system wherein loan officers assign a risk grade to each of their loans at inception and at intervals based on receipt of financial information, renewal, or when there is an indication that a credit may have improved or weakened. The risk grades in the loan portfolio are used in determining a factor that is used in analyzing the adequacy of the reserve for credit losses.

Bancorp's policy is to charge off loans when, in management's opinion, the loan or a portion of the loan is deemed uncollectible following a concerted collection effort. Management continues to pursue collection after a loan is charged-off until all possibilities for collection have been exhausted.

For the years ended December 31, 1997 through 1999, the provision for credit losses was $165,000, $236,000, and $264,000 respectively. The increases to the allowance for possible credit losses were a result of the growth in the loan portfolio. The loan portfolio increased at December 31, 1999 by $8.1 million or 6.1% as compared to December 31, 1998, which increased $10.7 million, or 8.8% from December 31, 1997.

       As of December 31, 1999, the Bank held in its reserve for possible credit losses a total of $1.1 million. The total reserve for possible credit losses represents the Boards' opinion at December 31, of each year as to an amount that would meet the Bank's needs in the event of an economic downturn or unforeseen event.

       It is the opinion of management that the allowance for possible credit loss at December 31, 1999 of $1.1 million is adequate.

       The following table represents information with respect to non-performing loans and other assets:


                                                   1999      1998      1997      1996      1995
                                                  ------    ------    ------    ------    ------
Loans on non-accrual status                       $  654    $  173    $    0    $    4    $  106
Loans past due greater than 90 days                   73       447       438        23       273
                                                  ------    ------    ------    ------    ------
Total non-performing loans                           727       620       438        27       379
Other real estate owned                                0         0       240        59         0
                                                  ------    ------    ------    ------    ------
Total non-performing assets                       $  727    $  620    $  678    $   86    $  379
                                                  ======    ======    ======    ======    ======
Allowance for loan losses                         $1,071    $1,419    $1,201    $1,039    $  896
Allowance for loan losses/non-performing assets      147%      229%      177%    1,208%      236%
Non-performing loans/total loans                     .51%      .47%      .36%      .02%      .38%
Non-performing assets/total assets                   .30%      .27%      .34%      .04%      .23%


       Bancorp has a policy that places loans on nonaccrual status after they become 90 days past due unless the loan is well secured and in the process of collection. Bancorp may place loans that are not contractually past due or that are fully collateralized on nonaccrual status as a management tool to actively oversee specific loans. Loans on nonaccrual status at December 31, 1999 were approximately $654,000, $173,000 at December 31, 1998, and $0 at December 31, 1997. Of the $654,000 on non-accrual status as of December 31, 1999 approximately $458,000 represents the SBA guaranteed balance on two commercial loans. Bancorp anticipates that these loans will be paid-off by the SBA sometime in 2000.

The following table summarizes transactions in the reserve for possible credit losses and details the charge-offs, recoveries, and net credit losses by loan category for the last five years.


                         ----------------------------------------------
                                           IN THOUSANDS
                         ----------------------------------------------
                          1999      1998      1997      1996      1995
                         ------    ------    ------    ------    ------
ALLOWANCE AT
BEGINNING OF PERIOD:     $1,419    $1,201    $1,038    $  896    $  844
Provision for Possible
Credit Losses               264       236       165       134       100

CHARGE-OFFS:

Commercial                  560        28         0         0        44
Agriculture                   0         0         0         0         0
Real Estate                   0         0         0         0         0
  Construction                0         0         0         0         0
  1-4 Family                 61         0         0         0         0
  Other                       0         0         0         0         0
Consumer                     11         4         2         8        10
TOTAL CHARGE-OFFS:       $  632    $   32    $    2    $    8    $   53

RECOVERIES:

Commercial                    1        14         0        15         5
Agriculture                   0         0         0         0         0
Real Estate                   0         0         0         0         0
  Construction                0         0         0         0         0
  1-4 Family                  0         0         0         0         0
  Other                       0         0         0         0         0
Consumer                     19         0         0         0         0
TOTAL
RECOVERIES               $   20    $   14    $    0    $   15    $    5
NET RECOVERIES
(CHARGE-OFFS)             (612)      (18)       (2)         7      (48)
BALANCE AT
END OF PERIOD            $1,071    $1,419    $1,201    $1,038    $  896
RATIO OF NET CHARGE-
OFFS TO AVG. LOANS
OUTSTANDING                 .45%      .01%      .00%      .00%      .05%

In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and in October 1996 issued SFAS No. 118," "Accounting by Creditors for Impairment of a Loan--Income Recognition Disclosures, an amendment to SFAS No. 114."

The Bank measures impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. The Bank excludes loans that are currently measured at fair value or at lower of cost or fair value, and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment. At December 31, 1999 and 1998, the Bank had no materially impaired loans.

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

The following table sets forth the interest rate sensitivity of Citizens assets and liabilities over various contracted repricing periods and maturities as of December 31, 1999. Certain shortcomings are inherent in the traditional gap analysis presented in the table. For instance, although certain assets and liabilities may have similar repricing periods or maturities, historically they have been proven to react in different timings and degree to changes in market interest rates. Additionally, loan repayments and early withdrawals of certificates of deposits could cause the interest sensitivities to vary from those which appear in the table.


December 31, 1999 (in thousands)
                             0 - 3         3 - 6         6 - 12         1 - 5        Over 5        Total
                             months        months        months         years         years
INTEREST EARNING -
  ASSETS
  Interest Bearing Deposits
                                2,870            --            --            --            --        2,870
  Loans                        43,296         8,969         7,329        49,477        32,766      141,837
  Investments                   5,860         4,189        11,207        43,054         4,790       69,100
                            ------------------------------------------------------------------------------
TOTAL INTEREST -            $  52,026     $  13,158     $  18,536     $  92,531     $  37,556    $ 213,807
  EARNING ASSETS

INTEREST BEARING -
  LIABILITIES
  Demand Deposits              24,530            --            --            --            --       24,530
  Savings Deposits             73,350            --            --            --            --       73,350
  Time Deposits                26,650        12,719        11,317        12,925            16       63,627
  REPO'S                       13,425            --            --            --            --       13,425
  Other Borrowings              2,152            --            --            --         2,973        5,125
                            ------------------------------------------------------------------------------
TOTAL INTEREST-
  BEARING LIABILITIES       $ 140,107     $  12,719     $  11,317     $  12,925     $   2,989    $ 180,057

                            $ (88,081)    $     439     $   7,219     $  79,606     $  34,497    $  33,750
CUMULATIVE INTEREST
RATE SENSITIVITY GAP
                            $ (88,081)    $ (87,642)    $ (80,423)    $    (817)   $  33,680
                            =========     =========     =========     =========    =========
CUMULATIVE GAP AS A
PERCENT OF ASSETS
                                (36.8)%       (36.6)%       (33.6)%         (.3%)       14.1%


On a straight gap measurement of interest rate sensitivity, Bancorp is asset sensitive. Using the financial model with historical timings and degree of market rate change effecting the components of the balance sheet, Bancorp is very slightly asset sensitive. Bancorp will see little effect on its equity in either a rising or declining interest rate environment based on the balance sheet as of December 31, 1999. Management strives to maintain a balanced interest sensitivity position.

Citizens sensitivity to gains or losses in future earnings due to hypothetical increases or decreases in the Fed Funds rate as measured by its financial model are as follows.


             Increase in      Net Interest    Decrease in      Net Interest
           Interest Rates    Margin Change   Interest Rates   Margin Change
                +1%            $(25,000)           -1%            $49,000
                +2%            $  59,000           -2%            $42,000

A 1% rate increase represents a .1% decrease in Bancorp's equity, while a 1% rate decrease represents a .2% increase in Bancorp's equity. A 2% rate increase represents a .2% increase in Bancorp's equity, while a 2% rate decrease represents a .2% increase in Bancorp's equity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the pages indicated:


                                                                              Pages

   Report of Independent Certified Public Accountants...........................36

   Consolidated Balance Sheets..................................................37

   Consolidated Statements of Income............................................38

   Consolidated Statements of Shareholders' Equity..............................39

   Consolidated Statements of Cash Flows........................................41

   Notes to Consolidated Financial Statements...................................43

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
CITIZENS BANCORP
Corvallis, Oregon

We have audited the accompanying consolidated balance sheets of CITIZENS BANCORP AND SUBSIDIARY as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of CITIZENS BANCORP AND SUBSIDIARY as of and for the year ended December 31, 1997 were audited by other auditors whose report, dated February 27, 1998, expressed an unqualified opinion on those consolidated statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CITIZENS BANCORP AND SUBSIDIARY as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Knight Vale & Gregory PLLC



Tacoma, Washington
January 12, 2000

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(Dollars in Thousands)

Citizens Bancorp and Subsidiary
December 31, 1999 and 1998


                                                                                         1999            1998
ASSETS
   Cash and due from banks                                                            $  17,990       $  12,771
   Interest bearing deposits in banks                                                     2,870          23,406
   Securities available for sale                                                         60,678          50,855
   Securities held to maturity (fair value $8,207 and $9,857)                             8,422           9,733
   Loans held for sale                                                                    1,643              --

   Loans                                                                                140,194         132,126
   Allowance for credit losses                                                            1,071           1,419
   NET LOANS                                                                            139,123         130,707

   Premises and equipment                                                                 5,283           3,435
   Accrued interest receivable                                                            2,032           1,853
   Other assets                                                                           1,565           1,218

   TOTAL ASSETS                                                                       $ 239,606       $ 233,978

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Deposits:
       Demand                                                                         $  32,843       $  42,025
       Savings and interest-bearing demand                                               97,880          81,015
       Time                                                                              63,627          65,195
    TOTAL DEPOSITS                                                                      194,350         188,235

    Short-term borrowings                                                                15,577          16,644
    Long-term borrowings                                                                  2,973           4,211
    Accrued interest payable                                                                207             227
    Other liabilities                                                                     2,157           2,076

    TOTAL LIABILITIES                                                                   215,264         211,393

SHAREHOLDERS' EQUITY
    Common stock (no par value); authorized 10,000,000 shares;
       issued and outstanding:  1999 - 4,124,091 shares; 1998 - 3,891,137 shares         19,868          16,069
    Retained earnings                                                                     4,849           6,271
    Accumulated other comprehensive income (loss)                                          (375)            245
    TOTAL SHAREHOLDERS' EQUITY                                                           24,342          22,585

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 239,606       $ 233,978


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Citizens Bancorp and Subsidiary
Years Ended December 31, 1999, 1998 and 1997


                                                                1999         1998         1997
INTEREST INCOME
    Loans                                                      $12,614      $13,167      $11,992
    Federal funds sold and deposits in banks                       866          843          557
    Securities available for sale - taxable                      3,111        2,578        1,811
    Securities held to maturity:
       Taxable                                                      80          115          574
       Tax-exempt                                                  352          244          218
    TOTAL INTEREST INCOME                                       17,023       16,947       15,152

INTEREST EXPENSE
    Deposits                                                     5,201        5,186        4,775
    Short-term borrowings                                          555          580          511
    Long-term borrowings                                           290          151           --
    TOTAL INTEREST EXPENSE                                       6,046        5,917        5,286

    NET INTEREST INCOME                                         10,977       11,030        9,866

PROVISION FOR CREDIT LOSSES                                        264          236          165

    NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES       10,713       10,794        9,701

NON-INTEREST INCOME
    Service charges on deposit accounts                          1,048          934          820
    Gains on sales of securities available for sale                 --           20            1
    BankCard income                                              1,047          797          610
    Other                                                          308          475          426
    TOTAL NON-INTEREST INCOME                                    2,403        2,226        1,857

NON-INTEREST EXPENSE
    Salaries                                                     3,225        2,736        2,304
    Employee benefits                                            1,056          998          851
    Occupancy                                                      623          555          511
    Furniture and equipment                                        599          529          471
    BankCard expense                                               864          673          481
    Office supplies                                                172          179          182
    Other                                                        1,540        1,483        1,394
    TOTAL NON-INTEREST EXPENSE                                   8,079        7,153        6,194

    INCOME BEFORE INCOME TAXES                                   5,037        5,867        5,364

INCOME TAXES                                                     1,783        2,027        2,023

    NET INCOME                                                 $ 3,254      $ 3,840      $ 3,341

EARNINGS PER SHARE
   Basic and diluted                                           $   .79      $   .94      $   .83

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
(Dollars in Thousands)

Citizens Bancorp and Subsidiary
Years Ended December 31, 1999, 1998 and 1997


                                                                                     ACCUMULATED
                                         SHARES OF                                      OTHER
                                          COMMON         COMMON        RETAINED      COMPREHENSIVE
                                           STOCK          STOCK        EARNINGS       INCOME (LOSS)     TOTAL

Balance at December 31, 1996             1,798,397      $  13,341      $   3,436       $      28      $  16,805

Comprehensive income:
    Net income                                  --             --          3,341              --          3,341
    Other comprehensive income,
       net of tax:
          Change in unrealized gain
             on securities                      --             --             --              34             34
    COMPREHENSIVE INCOME                                                                                  3,375

Prior period adjustment                         --             --              9              --              9
5% stock dividend                           91,539          1,648         (1,648)             --             --
Cash dividend reinvestment
   ($7.40 per share)                        32,385            528             --              --            528
Cash dividends declared
   ($.32 per share)                             --             --         (1,306)             --         (1,306)

    BALANCE AT DECEMBER 31, 1997         1,922,321         15,517          3,832              62         19,411

Comprehensive income:
    Net income                                  --             --          3,840              --          3,840
    Other comprehensive income,
       net of tax:
          Change in unrealized gain
             on securities                      --             --             --             183            183
    COMPREHENSIVE INCOME                                                                                  4,023

Two-for-one stock split                  1,945,569             --             --              --             --
Cash dividend reinvestment
    ($11.31 per share)                      23,247            552             --              --            552
Cash dividends declared
    ($.34 per share)                            --             --         (1,401)             --         (1,401)

BALANCE AT DECEMBER 31, 1998             3,891,137         16,069          6,271             245         22,585

(continued)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
(concluded) (Dollars in Thousands)

Citizens Bancorp and Subsidiary
Years Ended December 31, 1999, 1998 and 1997


                                                                                     ACCUMULATED
                                         SHARES OF                                      OTHER
                                          COMMON         COMMON        RETAINED      COMPREHENSIVE
                                           STOCK          STOCK        EARNINGS      INCOME (LOSS)      TOTAL

Balance at December 31, 1998             3,891,137      $  16,069      $   6,271       $     245       $  22,585

Comprehensive income:
    Net income                                  --             --          3,254              --           3,254
    Other comprehensive income,
       net of tax:
          Change in unrealized loss
             on securities                      --             --             --            (620)           (620)
    COMPREHENSIVE INCOME                                                                                   2,634

5% stock dividend                          196,385          3,191         (3,191)             --              --
Cash dividend reinvestment
    ($16.60 per share)                      36,569            608             --              --             608
Cash dividends declared
    ($.36 per share)                            --             --         (1,485)             --          (1,485)

    BALANCE AT DECEMBER 31, 1999         4,124,091      $  19,868      $   4,849       $    (375)      $  24,342


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(Dollars in Thousands)

Citizens Bancorp and Subsidiary
Years Ended December 31, 1999, 1998 and 1997


                                                                         1999           1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                         $  3,254       $  3,840       $  3,341
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Provision for credit losses                                       264            236            165
          Depreciation and amortization                                     487            396            347
          Deferred income tax (benefit)                                      77            (30)            58
          Loans originated for sale                                      (1,643)            --             --
          Gains on sales of securities available for sale                    --            (20)            (1)
          Stock dividends received                                          (52)           (48)           (40)
          Increase in interest receivable                                  (179)          (186)           (53)
          Increase (decrease) in interest payable                           (20)            27             16
          Other                                                              97            373         (1,474)
    NET CASH PROVIDED BY OPERATING ACTIVITIES                             2,285          4,588          2,359

CASH FLOWS FROM INVESTING ACTIVITIES
    Net (increase) decrease in interest bearing deposits in banks        20,537         (8,107)         1,081
    Net (increase) decrease in federal funds sold                            --          2,800         (2,800)
    Activity in securities available for sale:
       Sales                                                              4,983         11,521          2,000
       Maturities, prepayments and calls                                 25,630          7,000         21,000
       Purchases                                                        (41,581)       (32,868)       (24,337)
    Activity in securities held to maturity:
       Maturities, prepayments and calls                                  2,590          5,444          6,205
       Purchases                                                         (1,303)        (5,182)          (449)
    Increase in loans made to customers,
       net of principal collections                                      (8,669)       (10,623)        (5,755)
    Purchases of premises and equipment                                  (2,276)        (1,041)           (46)
    Other                                                                     6            236         (2,999)
    NET CASH USED IN INVESTING ACTIVITIES                                   (83)       (30,820)        (6,100)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) deposits                                      6,115         26,535           (135)
    Net increase (decrease) in short-term borrowings                     (1,067)          (256)         5,279
    Net increase (decrease) in long-term borrowings                      (1,238)         4,211             --
    Cash dividends paid                                                    (793)          (755)          (778)
    Other                                                                    --             --            227
    NET CASH PROVIDED BY FINANCING ACTIVITIES                             3,017         29,735          4,593

    NET INCREASE IN CASH AND DUE FROM BANKS                               5,219          3,503            852

CASH AND DUE FROM BANKS
    Beginning of year                                                    12,771          9,268          8,416

    END OF YEAR                                                        $ 17,990       $ 12,771       $  9,268

(continued)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(concluded) (Dollars in Thousands)

Citizens Bancorp and Subsidiary
Years Ended December 31, 1999, 1998 and 1997


                                                                         1999          1998         1997
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Interest paid                                                       $ 6,065       $ 5,890      $ 5,270
    Income taxes paid                                                     1,705         2,351        2,195

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES
    Fair value adjustment of assets available for sale, net of tax      ($  620)      $   183      $    34
    Stock dividend                                                        3,191            --        1,648
    Dividend reinvestment                                                   608           552          528

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Citizens Bancorp (the Company) and its wholly owned subsidiary, Citizens Bank (the Bank). All significant intercompany transactions and balances have been eliminated.

NATURE OF OPERATIONS

The Company is a holding company which operates primarily through its subsidiary, the Bank. The Bank operates nine branches in Western Oregon in Benton, Lane, Linn, and Yamhill Counties. The Bank's primary source of revenue is providing loans with a focus on small- to medium-sized businesses. The principal source of the Bank's funds is deposits by customers in its market area.

CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices within the banking industry. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and the valuation of deferred tax assets.

Certain prior year amounts have been reclassified to conform to the 1999 presentation. All dollar amounts, except per share information, are stated in thousands.

SECURITIES AVAILABLE FOR SALE

Securities available for sale consist of debt securities which may be sold to implement the Bank's asset/liability management strategies and in response to changes in interest rates and similar factors, and certain equity securities. Securities available for sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of shareholders' equity entitled "accumulated other comprehensive income (loss)." Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity.

SECURITIES HELD TO MATURITY

Debt securities for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income over the period to maturity.

(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

LOANS HELD FOR SALE

Government guaranteed mortgage loans originated for sale in the secondary market are carried at the lower of cost or estimated market value. Net unrealized losses are recognized through a valuation allowance established by charges to income.

LOANS

Loans are stated at the amount of unpaid principal, reduced by deferred loan fees and an allowance for credit losses. Interest on loans is accrued daily based on the principal amount outstanding.

Generally the accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest, unless they are well secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed against current income. If management determines that the ultimate collectibility of principal is in doubt, cash receipts on nonaccrual loans are applied to reduce the principal balance.

Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment of the yield of the related loan.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. The allowance is based on management's periodic evaluation of potential losses in the loan portfolio after consideration of historical loss experience, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral, economic conditions, the results of examination of individual loans, the evaluation of the overall portfolio by senior credit personnel and federal and state regulatory agencies, and other risks inherent in the portfolio. This evaluation is inherently subjective, as it requires the use of current estimates, which may vary from the ultimate collectibility experienced in the future. The estimates used are reviewed periodically; as adjustments become necessary, they are charged to operations in the period in which they become known.

When management determines it is possible that a borrower will be unable to repay all amounts due according to the terms of the loan agreement, including scheduled interest payments, the loan is considered impaired. Loans that experience insignificant payment delays and payment shortfalls are generally not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of shortfall in relation to the principal and interest owed. The amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, when the primary source of repayment is provided by real estate collateral, at the fair value of the collateral less estimated selling costs. The amount of impairment and any subsequent charges are recorded through the provision for credit losses as an adjustment to the allowance for credit losses.

(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

TRANSFERS OF FINANCIAL ASSETS

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

The Bank maintains its cash in depository institution accounts which, at times, may exceed federally insured limits. The Bank has not experienced any losses in such accounts.

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

(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

FAIR VALUES OF FINANCIAL INSTRUMENTS (concluded)

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

EARNINGS PER SHARE

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company's stock option plans. In 1999, the options did not have a dilutive effect on earnings per share.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for all fiscal years beginning after June 15, 2000. The Bank had no derivatives as of December 31, 1999, nor does the Bank engage in any hedging activities. The Company does not anticipate that the adoption of SFAS No. 133 will have a material effect on its financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 1999 and 1998

NOTE 2 - RESTRICTED ASSETS

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances on deposit with the Federal Reserve Bank. The amounts of such balances for the years ended December 31, 1999 and 1998 were approximately $100 and $1,733, respectively.

NOTE 3 - DEBT AND RESTRICTED EQUITY SECURITIES

Debt and restricted equity securities have been classified according to management's intent. The carrying amount of securities and their approximate fair values were as follows:

                                                            GROSS        GROSS
                                             AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                                COST        GAINS        LOSSES        VALUES

SECURITIES AVAILABLE FOR SALE

DECEMBER 31, 1999
    U.S. Government and agency securities      $   60,611   $        2   $     (676)   $   59,937
    Restricted equity securities                      741           --           --           741

    Total                                      $   61,352   $        2   $     (676)   $   60,678

DECEMBER 31, 1998
    U.S. Government and agency securities      $   49,816   $      394   $      (12)   $   50,198
    Restricted equity securities                      657           --           --           657

    Total                                      $   50,473   $      394   $      (12)   $   50,855

SECURITIES HELD TO MATURITY

DECEMBER 31, 1999
    State and municipal securities             $    8,422   $       14   $     (229)   $    8,207

DECEMBER 31, 1998
    U.S. Government and agency securities      $    2,014   $       22   $       --    $    2,036
    State and municipal securities                  7,719          119          (17)        7,821

    TOTAL                                      $    9,733   $      141   $      (17)   $    9,857

(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 1999 and 1998

NOTE 3 - DEBT AND RESTRICTED EQUITY SECURITIES (concluded)

The contractual maturities of debt securities held to maturity and available for sale at December 31, 1999 are as follows:


                                        HELD TO MATURITY          AVAILABLE FOR SALE

                                     AMORTIZED       FAIR      AMORTIZED       FAIR
                                        COST        VALUE         COST        VALUE

Due in one year or less              $      605   $      606   $   19,965   $   19,910
Due from one year to five years           3,027        3,002       40,646       40,027
Due from five to ten years                4,098        3,952           --           --
Due after ten years                         692          647           --           --

     Total                           $    8,422   $    8,207   $   60,611   $   59,937


Securities carried at approximately $30,910 at December 31, 1999 and $26,271 at December 31, 1998 were pledged to secure public deposits and for other purposes required or permitted by law.

Gross realized gains on sales of securities available for sale were $1, $20 and $1 for the years ended December 31, 1999, 1998 and 1997, respectively.

Gross realized losses on sales of securities available for sale were $1 in 1999; no realized losses occurred in 1998 or 1997.

NOTE 4 - LOANS

Loans at December 31 consist of the following:


                                   1999          1998

Agriculture                      $ 13,875      $ 12,402
Commercial                         26,520        26,234
Real estate:
   Residential 1-4 family          29,776        31,390
   Construction                     7,352         7,900
   Other                           59,537        50,421
Consumer                            3,718         4,393
                                  140,778       132,740
Less net deferred loan fees           584           614

    TOTAL LOANS                  $140,194      $132,126


(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 1999 and 1998

NOTE 4 - LOANS (concluded)

Changes in the allowance for credit losses for the years ended December 31 are as follows:


                                   1999          1998          1997

Balance at beginning of year      $ 1,419       $ 1,201       $ 1,038
Provision for credit losses           264           236           165

Charge-offs                          (632)          (32)           (2)
Recoveries                             20            14            --
    NET CHARGE-OFFS                  (612)          (18)           (2)

    BALANCE AT END OF YEAR        $ 1,071       $ 1,419       $ 1,201


Following is a summary of information pertaining to impaired loans:


                                                                     1999      1998
DECEMBER 31
   Impaired loans without a valuation allowance                      $499      $173
   Impaired loans with a valuation allowance                           65        --

   TOTAL IMPAIRED LOANS                                              $564      $173

   VALUATION ALLOWANCE RELATED TO IMPAIRED LOANS                     $ 59       $--

YEARS ENDED DECEMBER 31
   Average investment in impaired loans                              $477      $ 17
   Interest income recognized on a cash basis on impaired loans        --        --

At December 31, 1999, there were no commitments to lend additional funds to borrowers whose loans have been modified. Loans 90 days and over past due still accruing interest were $73 and $447 at December 31, 1999 and 1998, respectively.

Certain related parties of the Company, principally Company directors, their associates and key officers, were loan customers of the Bank in the ordinary course of business during 1999 and 1998. Total loans outstanding at December 31, 1999 and 1998 to key officers and directors were $2,124 and $2,004, respectively. During 1999, advances totaled $1,869, and repayments totaled $1,749 on these loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 1999 and 1998

NOTE 5 - PREMISES AND EQUIPMENT

The components of premises and equipment at December 31 are as follows:


                                                     1999        1998

Land and buildings                                  $5,536      $4,058
Furniture and equipment                              2,664       2,135
Construction in progress                               842         700
                                                     9,042       6,893
Less accumulated depreciation and amortization       3,759       3,458

    TOTAL PREMISES AND EQUIPMENT                    $5,283      $3,435


The Bank leases branch premises under operating leases which expire at various dates through January 31, 2020. Rental expense for leased premises was $134, $111 and $99 for 1999, 1998 and 1997, respectively, which is included in occupancy expense.

Minimum net rental commitments under noncancellable leases having an original or remaining term of more than one year are as follows at December 31, 1999:


    2000                                                                        $  118
    2001                                                                           118
    2002                                                                           118
    2003                                                                            98
    2004                                                                            53
    Thereafter                                                                   1,436

    TOTAL MINIMUM PAYMENTS REQUIRED                                             $1,941

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

NOTE 6 - DEPOSITS

The aggregate amount of certificates of deposit with balances in excess of one hundred thousand dollars was approximately $19,697 and $20,967 at December 31, 1999 and 1998, respectively.

At December 31, 1999, the scheduled maturities of certificates of deposit are as follows:


    2000                                                                      $50,686
    2001                                                                        9,127
    2002                                                                        2,528
    2003                                                                          896
    2004                                                                          390

                                                                              $63,627

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 1999 and 1998

NOTE 7 - SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase, and treasury tax and loan deposits represent short-term borrowings with maturities which do not exceed 120 days. The following is a summary of such short-term borrowings for the years ended December 31:


                                                      1999          1998
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
    Average balance during the year                 $15,935       $14,225
    Average interest rate during the year              3.17%         3.69%
    Maximum month-end balance during the year        18,124        16,299
    Balance at December 31                           13,425        16,299

TREASURY TAX AND LOAN DEPOSITS
    Average balance during the year                 $ 1,046       $ 1,116
    Average interest rate during the year              4.73%         4.76%
    Maximum month-end balance during the year         2,301         2,580
    Balance at December 31                            2,152           345

NOTE 8 - LONG-TERM BORROWINGS

The Bank has agreements with commercial banks for lines of credit totaling $21,208, none of which was used at December 31, 1999 and 1998. The Bank also has a line of credit with the Federal Home Loan Bank of Seattle (FHLB) totaling 15% of assets, of which $2,973 was used at December 31, 1999, which represents the Bank's outstanding long-term borrowings. The FHLB advances are due $240 annually, bear interest at 6.06%, and mature in June 2010 and April 2013. Future minimum payment obligations are as follows:

2000                                                $  240
2001                                                   240
2002                                                   240
2003                                                   240
2004                                                   240
Thereafter                                           1,773

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 1999 and 1998

NOTE 9 - EMPLOYEE BENEFITS

The Bank has a 401(a) profit sharing plan covering substantially all employees who have completed one year or more of service. Contributions to the 401(a) profit sharing plan consist of employer contributions (up to a maximum of 15% of employee salaries), which are at the discretion of the Board of Directors. Total contributions by the Bank to this plan in 1999, 1998 and 1997 were $335, $339 and $281, respectively.

NOTE 10 - INCOME TAXES

Income taxes are comprised of the following for the years ended December 31:


                                                                                 1999         1998          1997
Current:
   Federal                                                                     $ 1,386      $ 1,657       $ 1,752
   State                                                                           320          400           213
Deferred (benefit)                                                                  77          (30)           58

    TOTAL INCOME TAXES                                                         $ 1,783      $ 2,027       $ 2,023

The following is a reconciliation between the statutory and the effective federal income tax rates for the years ended December 31:


                                          1999                     1998                     1997
                                                       PERCENT                   PERCENT                  PERCENT
                                                     OF PRE-TAX                 OF PRE-TAX                OF PRE-TAX
                                         AMOUNT        INCOME      AMOUNT        INCOME      AMOUNT        INCOME

Income tax at statutory rates            $ 1,713          34.0%    $ 1,995          34.0%    $ 1,823          34.0%
Increase (decrease) resulting from:
    Tax-exempt income                       (105)         (2.1)        (74)         (1.3)        (59)         (1.0)
    State income taxes, net of
       federal income tax effect             211           4.2         264           4.5         140           2.5
    Other                                    (36)          (.7)       (158)         (2.7)        119           2.2

    TOTAL INCOME TAX EXPENSE             $ 1,783          35.4%    $ 2,027          34.5%    $ 2,023          37.7%

(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 1999 and 1998

NOTE 10 - INCOME TAXES (concluded)

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are:



                                                           1999        1998        1997
DEFERRED TAX ASSETS
    Allowance for credit losses                           $ 475       $ 494       $ 414
    Other                                                    54          51          51
    Unrealized loss on securities available for sale        299          --          --
    TOTAL DEFERRED TAX ASSETS                               828         545         465

DEFERRED TAX LIABILITIES
    Accumulated depreciation                                (42)        (31)        (32)
    Deferred income                                        (120)        (70)        (19)
    Unrealized gain on securities available for sale         --        (137)        (29)
    TOTAL DEFERRED TAX LIABILITIES                         (162)       (238)        (80)

    NET DEFERRED TAX ASSETS                               $ 666       $ 307       $ 385

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


                                              1999         1998
Commitments to extend credit:
    Real estate secured                     $ 3,896      $ 1,575
    Other                                    29,564       17,468

    TOTAL COMMITMENTS TO EXTEND CREDIT      $33,460      $19,043

Standby letters of credit                   $ 2,206      $ 2,366

(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 1999 and 1998

NOTE 11 - COMMITMENTS AND CONTINGENCIES (concluded)

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

NOTE 12 - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Most of the Bank's business activity is with customers located in the State of Oregon. Investments in state and municipal securities involve governmental entities primarily within the State. Loans are generally limited, by federal and state banking regulations, to 15% of the Bank's shareholders' equity, excluding accumulated other comprehensive income (loss) for loans not fully secured by a first lien on real estate and 25% for loans fully secured by a first lien on real estate.

NOTE 13 - CASH DIVIDEND REINVESTMENT PLAN

In July 1997, the Company instituted a dividend reinvestment plan which allows for 50% or 100% of the cash dividends to be reinvested in shares of Company common stock based upon shareholder election. Under the plan, 1,575,000 shares are authorized for dividend reinvestment, of which 87,216 shares have been issued through December 31, 1999.

NOTE 14 - STOCK SPLITS AND STOCK DIVIDENDS

In 1999, the Board of Directors declared a 5% stock dividend, and 196,385 shares were issued. In 1998, the Board of Directors declared a two-for-one stock split, and 1,945,569 shares were issued. In 1997, the Board of Directors declared a 5% stock dividend, and 91,539 shares were issued. Per share information for the current and prior periods and share information under the dividend reinvestment plan have been adjusted to reflect the effect of the stock dividends and stock split.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 1999 and 1998

NOTE 15 - STOCK OPTIONS

In 1999, the Company's shareholders approved a stock option plan, which is described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for the plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates under the plan, consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to these pro forma amounts at December 31, 1999:


Net income:
   As reported              $   3,254
   Pro forma                    3,253

Earnings per share:
    Basic and diluted:
      As reported           $     .79
      Pro forma                   .79

EMPLOYEE STOCK OPTION PLAN

Under the Company's qualified incentive stock option plan, the Company may grant incentive options for up to 1% of the issued and outstanding shares of its common stock to certain key employees. The exercise price of each option equals the fair market value of the Company's stock on the date of grant, and an option's maximum term is ten years. Options granted during 1999 vest over a four-year period at 25% per year. During 1999, options for 14,500 shares were granted at $13.00 per share. None of the options granted were vested at December 31, 1999.

The fair value of each option grant is estimated on the date of grant, based on the Black-Scholes option-pricing model and using the following weighted-average assumptions: dividend yield of 2.77% for all years; risk-free interest rates of 6.55% for 1999; and expected lives of ten years. The weighted average fair value of options granted during 1999 was $3.04.

NOTE 16 - REGULATORY MATTERS

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

(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Citizens Bancorp and Subsidiary
December 31, 1999 and 1998

NOTE 16 - REGULATORY MATTERS (concluded)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 1999, that the Company and the Bank meet all capital requirements to which they are subject.

As of December 31, 1999, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table:



                                                                                                   TO BE WELL CAPITALIZED
                                                                                                         UNDER PROMPT
                                                                      CAPITAL ADEQUACY               CORRECTIVE ACTION
                                                   ACTUAL                 PURPOSES                       PROVISIONS
                                                   AMOUNT    RATIO          AMOUNT         RATIO            AMOUNT            RATIO
DECEMBER 31, 1999
    Tier 1 capital (to average assets):

       Consolidated                                $24,460    10.11%    $         9,677     4.00%                  N/A          N/A
       Bank                                         24,298    10.05               9,673     4.00       $        12,091         5.00%
    Tier 1 capital (to risk-weighted assets):
       Consolidated                                 24,460    16.36               5,982     4.00                   N/A          N/A
       Bank                                         24,298    16.26               5,977     4.00                 8,966         6.00
    Total capital (to risk-weighted assets):
       Consolidated                                 25,531    17.07              11,963     8.00                   N/A          N/A
       Bank                                         25,369    16.98              11,954     8.00                14,943        10.00

DECEMBER 31, 1998
    Tier 1 capital (to average assets):
       Consolidated                                $22,029     9.79%    $         9,012     4.00%                  N/A          N/A
       Bank                                         21,937     9.74               9,003     4.00       $        11,264         5.00%
    Tier 1 capital (to risk-weighted assets):
       Consolidated                                 22,029    15.53               5,673     4.00                   N/A          N/A
       Bank                                         21,937    15.52               5,654     4.00                 8,480         6.00
    Total capital (to risk-weighted assets):
       Consolidated                                 23,448    16.53              11,346     8.00                   N/A          N/A
       Bank                                         23,356    16.52              11,307     8.00                14,134        10.00

RESTRICTIONS ON RETAINED EARNINGS

At December 31, 1999, there were no restrictions on the Company's or the Bank's retained earnings regarding payment of dividends.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 1999 and 1998

NOTE 17 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS - DECEMBER 31


                                                                             1999         1998

ASSETS
    Cash                                                                   $ 1,487      $ 1,401
    Investment in subsidiary                                                24,180       22,493
    Other                                                                      160           92

    TOTAL ASSETS                                                           $25,827      $23,986

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Dividends payable                                                      $ 1,485      $ 1,401

SHAREHOLDERS' EQUITY                                                        24,342       22,585

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $25,827      $23,986



CONDENSED STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31


                                                               1999         1998         1997
INCOME
    Dividend income from subsidiary                           $ 1,640      $ 1,520      $ 1,407

EXPENSES
    Amortization and other expense                                130          142           59
    Interest expense                                               --           --            1

    INCOME BEFORE INCOME TAX BENEFIT                            1,510        1,378        1,347

INCOME TAX BENEFIT                                                 44           51           24

    INCOME BEFORE EQUITY IN UNDISTRIBUTED
     INCOME OF SUBSIDIARY                                       1,554        1,429        1,371

EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY                    1,700        2,411        1,970

    NET INCOME                                                $ 3,254      $ 3,840      $ 3,341

(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Citizens Bancorp and Subsidiary
December 31, 1999 and 1998

NOTE 17 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (concluded)

CONDENSED STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31


                                                             1999          1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                              $ 3,254       $ 3,840       $ 3,341
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Amortization                                            5             5             3
          Equity in undistributed income of subsidiary       (1,700)       (2,411)       (1,970)
          Other                                                 (67)          (52)        1,272
    NET CASH PROVIDED BY OPERATING ACTIVITIES                 1,492         1,382         2,646

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of software                                         (6)           --           (15)
    Investment in Bank                                         (607)         (552)         (528)
    NET CASH USED IN INVESTING ACTIVITIES                      (613)         (552)         (543)

CASH FLOWS FROM FINANCING ACTIVITIES
    Cash dividends paid                                        (793)         (755)         (778)

    NET INCREASE IN CASH                                         86            75         1,325

CASH
    Beginning of year                                         1,401         1,326             1

    End of year                                             $ 1,487       $ 1,401       $ 1,326

NOTE 18 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at December 31 were as follows:


                                                   1999                        1998
                                          CARRYING        FAIR        CARRYING        FAIR
                                           AMOUNT        VALUE         AMOUNT        VALUE
FINANCIAL ASSETS
    Cash and due from banks,
      interest bearing deposits with
       banks, and federal funds sold      $ 19,347      $ 19,347      $ 36,177      $ 36,177
    Securities available for sale           60,678        60,678        50,855        50,855
    Securities held to maturity              8,422         8,207         9,733         9,857
    Loans receivable, net                  140,766       141,096       130,707       130,668

FINANCIAL LIABILITIES
    Deposits                              $194,350      $199,177      $188,235      $188,523
    Short-term borrowings                   15,577        15,577        16,644        16,644
    Long-term borrowings                     2,973         2,973         4,211         4,211

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 1999 and 1998

NOTE 19 - COMPREHENSIVE INCOME

Net unrealized gains are as follows:


                                                          BEFORE-TAX         TAX          NET-OF-TAX
                                                            AMOUNT         EXPENSE          AMOUNT

1999
Unrealized holding losses arising during the year         $    1,057      $      437      $      620
Less reclassification adjustments for gains realized
   in net income                                                  --              --              --

   NET UNREALIZED LOSS                                    $    1,057      $      437      $      620

1998
Unrealized holding gains arising during the year          $      311      $      115      $      196
Less reclassification adjustments for gains realized
   in net income                                                  20               7              13

   NET UNREALIZED GAIN                                    $      291      $      108      $      183

1997
Unrealized holding gains arising during the year          $       51      $       16      $       35
Less reclassification adjustments for gains realized
   in net income                                                   1              --               1

   NET UNREALIZED GAIN                                    $       50      $       16      $       34


NOTE 20 - EARNINGS PER SHARE DISCLOSURES

Following is information regarding the calculation of basic and diluted earnings per share for the year indicated.


  NET INCOME      SHARES  PER SHARE
                                         (NUMERATOR)         (DENOMINATOR)           AMOUNT
YEAR ENDED DECEMBER 31, 1999
   Basic earnings per share:
      Net income                       $         3,254            4,122,989      $           .79
   Effect of dilutive securities:
      Options                                       --                2,896                   --
   Diluted earnings per share:
     NET INCOME                        $         3,254            4,125,884      $           .79

SUPPLEMENTARY INFORMATION

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
--------------------------------------------------------------------------------
(Dollars in Thousands)

Citizens Bancorp and Subsidiary
December 31, 1999 and 1998


                                               1999                                         1998
                                                            INTEREST                                      INTEREST
                                             AVERAGE         INCOME        AVERAGE          AVERAGE         INCOME     AVERAGE
                                             BALANCE        (EXPENSE)        RATE           BALANCE        (EXPENSE)     RATE
ASSETS
   Earning assets:
      Loans                                 $ 135,032       $  12,614            9.3%      $ 130,895       $  13,396        10.2%
      Federal funds sold and
        interest bearing deposits              15,820             866            5.5          14,937             843         5.6
      Investment securities                    67,128           3,543            5.3          50,809           2,936         5.8
   TOTAL EARNING ASSETS/
     INTEREST INCOME                          217,980          17,023            7.8%        196,641          17,175         8.7%

   Cash and due from banks                     12,388                                          8,356
   Premises and equipment - net                 4,689                                          2,904
   Other assets                                 5,690                                          5,849
   Allowance for credit losses                 (1,417)                                        (1,299)

   TOTAL ASSETS                             $ 239,377                                      $ 212,451

LIABILITIES AND SHAREHOLDERS' EQUITY
   Interest bearing liabilities:
      Deposits:
        Savings and interest-bearing
          demand                            $ 100,438          (2,336)           2.3%      $  82,242          (2,368)        2.9%
        Time                                   56,127          (2,865)           5.1          52,292          (2,821)        5.4
      Short-term borrowings                    16,993            (555)           3.3          15,341            (580)        3.8
      FHLB borrowings                           4,545            (290)           6.4           2,845            (151)        5.3
   TOTAL INTEREST BEARING
   LIABILITIES/INTEREST EXPENSE               178,103          (6,046)           3.4%        152,720          (5,920)        3.9%

   Demand deposits                             33,565                                         34,793
   Other liabilities                            3,088                                          3,166
   Shareholders' equity                        24,621                                         21,772

   TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                     $ 239,377                                      $ 212,451

   NET INTEREST INCOME                                      $  10,977                                      $  11,255

NET INTEREST INCOME AS A PERCENTAGE OF
  AVERAGE EARNING ASSETS
   Interest income                                                               7.8%                                        8.7%
   Interest expense                                                              2.8                                         3.0

   NET INTEREST INCOME                                                           5.0%                                        5.7%

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included in Bancorp's definitive proxy statement for its annual meeting of shareholders scheduled for April 18, 2000 and is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION AND REPORT OF COMMITTEES

The information required by this item is included in Bancorp's definitive proxy statement for its annual meeting of shareholders scheduled for April 18, 2000 and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this item is included in Bancorp's definitive proxy statement for its annual meeting of shareholders scheduled for April 18, 2000 and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included in Bancorp's definitive proxy statement for its annual meeting of shareholders scheduled for April 18, 2000 and is incorporated herein by this reference.

                                         PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

(a)     Exhibits.

Pursuant to Item 601 of Regulation S-K, the following exhibits are attached hereto or are incorporated herein by reference.

(Note: The per share earnings computation statement required by Item 601(b)(11) of Regulation S-K is contained in Note 20 to the consolidated financial statements contained in Part II, Item 8 of this Form 10-K, and are hereby incorporated herein by this reference.)

3(i)   Articles of Incorporation. (Regulation S-K, Item 601, Exhibit Table Item
       (3)). Bancorp's Articles of Incorporation, as amended, are attached as
       Exhibit 3(i) to Bancorp's Form 10-Q for the period ending June 30, 1999 and are incorporated herein by this reference.

3(ii) Bylaws. (Regulation S-K, Item 601, Exhibit Table Item (3)). Bancorp's Bylaws are attached as Exhibit 3(ii) to Bancorp's Form 10-K for the year ending December 31, 1997 and are incorporated herein by this reference.

10.1 Incentive Stock Option Plan. (Regulation S-K, Item 601, Exhibit Table Item (10)). Bancorp's Incentive Stock Option Plan is attached as Exhibit
       99.1 to Bancorp's Form S-8 filed with the Securities and Exchange Commission on June 23, 1999 and is incorporated herein by this reference.

10.2 Stock Bonus Plan. (Regulation S-K, Item 601, Exhibit Table Item (10)). Bancorp's Stock Bonus Plan is attached as Exhibit 99.2 to Bancorp's Form S-8 filed with the Securities and Exchange Commission on June 23, 1999 and is incorporated herein by this reference.

21.1   List of Subsidiaries. (Regulation S-K, Item 601, Exhibit Table Item
       (21)). Attached hereto is a list of Bancorp's subsidiaries as of December 31, 1999.

27.1   Financial Data Schedule. (Regulation S-K, Item 601, Exhibit Table Item
       (27)). Bancorp's Financial Data Schedule is attached hereto.

(b)    Financial Statements.

Bancorp's consolidated financial statements and related documents are set forth in Item 8 of this Form 10-K and are filed as part of this report. All other schedules to the consolidated financial statements referenced in Regulation S-X are omitted because they are not applicable or are not material, or because the information is already included in Bancorp's consolidated financial statements and the notes thereto.

(c)    Reports on Form 8-K.

Bancorp filed no reports on Form 8-K in the fourth quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 17th day of March, 2000.

CITIZENS BANCORP
(Registrant)

By:      /s/ WILLIAM V. HUMPHREYS
         ------------------------------------------
         William V. Humphreys
         President and Chief Executive Officer

Each person whose individual signature appears below hereby authorizes and appoints William V. Humphreys and Lark E. Wysham, and each of them, with full power of substitution and full power to act without the other, as his/her true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person individually and in each capacity stated below, and to file any and all amendments to this Registration Statement, including any and all post-effective amendments.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of March 2000.

PRINCIPAL EXECUTIVE OFFICER:

/s/ WILLIAM V. HUMPHREYS
---------------------------------
William V. Humphreys


PRINCIPAL FINANCIAL AND ACCOUNTING
OFFICER:

/s/ LARK E. WYSHAM
---------------------------------
Lark E. Wysham

DIRECTORS:

/s/ JOCK GIBSON                               /s/ WILLIAM V. HUMPHREYS
---------------------------------             ---------------------------------
Jock Gibson                                   William V. Humphreys

/s/ ROSETTA C. VENELL                         /s/ JAMES E. RICHARDS
---------------------------------             ---------------------------------
Rosetta C. Venell                             James E. Richards

/s/ JOHN TRUAX                                /s/ SCOTT A. FEWEL
---------------------------------             ---------------------------------
John Truax                                    Scott A. Fewel

/s/ DUANE L. SORENSEN                         /s/ ERIC C. THOMPSON
---------------------------------             ---------------------------------
Duane L. Sorensen                             Eric C. Thompson

                                  EXHIBIT INDEX

EXHIBIT                                                                PAGE
1.     Exhibits Incorporated Reference.

       The following exhibits are incorporated in this Form 10-K by reference as described in Part IV above.

       3(i)    Articles of Incorporation, as amended.

       3(ii)   Bylaws.

       10.1   Incentive Stock Option Plan.

       10.2   Stock Bonus Plan.

2.     Exhibits Attached.

21.1   List of Subsidiaries.                                              66

27.1   Financial Data Schedule.                                           67