Form 10-Q
period 2000-03-31
CITIZENS BANCORP/OR
filed 2000-05-15
CIK 1048575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

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

4,137,630 shares as of April 30, 2000, no par.

                                CITIZENS BANCORP
                                    FORM 10-Q
                                 MARCH 31, 2000
                                      INDEX

                                                                                   Page
                                                                                 Reference
                                                                                 ---------
PART I.

   ITEM 1. - FINANCIAL INFORMATION - UNAUDITED

    Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999          1

    Consolidated Statements of Income for the three months ended
        March 31, 2000 and 1999                                                     2

    Consolidated Statements of Changes in Shareholders' Equity                      3

    Consolidated Statements of Cash Flows for three months ended                    4
        March 31, 2000 and 1999

    Notes to Consolidated Financial Statements                                      5

   ITEM 2. - Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                           6 - 11

   ITEM 3. - Quantitative and Qualitative Disclosure about Market Risk              11

PART II. - OTHER INFORMATION

   ITEM 1. - Legal Proceedings                                                      12

   ITEM 2. - Changes in Securities                                                  12

   ITEM 3. - Defaults Upon Senior Securities                                        12

   ITEM 4. - Submission of Matters to a Vote of Security Holders                    12

   ITEM 5. - Other Information                                                      12

   ITEM 6. - Exhibits and Reports on Form 8-K                                       12

   SIGNATURES                                                                       13

                          PART I FINANCIAL INFORMATION
ITEM 1
CITIZENS BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

                                                       MARCH 31,      DECEMBER 31,
                                                         2000             1999
                                                       ---------      ------------
ASSETS
      Cash and due from banks                          $   8,963        $  17,990
      Interest bearing deposits in banks                   3,511            2,870
      Federal funds sold                                       0                0
      Securities available for sale                       61,367           60,678
      Securities held to maturity                          8,305            8,422
      Loans held for sale                                  1,907            1,643

      Loans                                              145,017          140,194
      Allowance for credit losses                         (1,174)          (1,071)
                                                       ---------        ---------
      NET LOANS                                        $ 143,843        $ 139,123

      Premises and equipment                               5,187            5,283
      Accrued interest receivable                          2,203            2,032
      Other assets                                         2,106            1,565
                                                       ---------        ---------
      TOTAL ASSETS                                     $ 237,392        $ 239,606
                                                       =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
      Deposits:
         Demand                                        $  29,995        $  32,843
         Savings and interest bearing demand             104,474           97,880
         Time                                             60,742           63,627
                                                       ---------        ---------
      TOTAL DEPOSITS                                   $ 195,211        $ 194,350

      Repurchase agreements                               15,433           13,425
      Other borrowings                                       581            5,125
      Accrued interest payable                               183              207
      Other liabilities                                      675            2,157
                                                       ---------        ---------
      TOTAL LIABILITIES                                $ 212,083        $ 215,264

SHAREHOLDERS' EQUITY
      Common stock (no par value); authorized
      10,000,000 shares; Issued and outstanding:
      2000 - 4,137,630; 1999 - 4,124,091 shares;          20,085           19,868
      Retained Earnings                                    5,815            4,849
      Accumulated other comprehensive loss                  (591)            (375)
      TOTAL SHAREHOLDERS' EQUITY                       $  25,309        $  24,342
                                                       ---------        ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 237,392        $ 239,606
                                                       =========        =========

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousand, except per share amounts)


                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                               -------------------------------
                                                                  2000                1999
                                                               -----------         -----------
INTEREST INCOME:
   Loans                                                       $     3,354         $     3,073
   Interest on deposits and federal funds sold                          56                 240
   Securities available for sale                                       860                 691
   Securities held to maturity                                         156                  92
                                                               -----------         -----------
   TOTAL INTEREST INCOME                                       $     4,424         $     4,096

INTEREST EXPENSE:
   Deposits                                                          1,309               1,296
   Borrowed funds                                                       36                  72
   Repurchase agreements                                               131                 114
                                                               -----------         -----------
   TOTAL INTEREST EXPENSE                                      $     1,476         $     1,482

   NET INTEREST INCOME                                         $     2,948         $     2,614

PROVISIONS FOR CREDIT LOSSES                                           (58)                (66)

   NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES       $     2,890         $     2,548

NON-INTEREST INCOME:
   Service charges on deposit accounts                                 253                 273
   Other                                                               345                 297
                                                               -----------         -----------
   TOTAL NON-INTEREST INCOME                                   $       598         $       570

NON-INTEREST EXPENSE:
   Salaries and employee benefits                                    1,172               1,055
   Occupancy and equipment                                             296                 248
   Other                                                               662                 596
                                                               -----------         -----------
   TOTAL NON-INTEREST EXPENSE                                  $     2,130         $     1,899

   INCOME BEFORE INCOME TAXES                                  $     1,358         $     1,219
                                                               -----------         -----------

INCOME TAXES                                                          (393)               (425)

   NET INCOME                                                  $       965         $       794
                                                               ===========         ===========

Earnings per share:
Basic and diluted                                              $      0.23         $      0.19

Average number of shares outstanding                             4,123,720           4,122,934

Return on average assets                                              1.67%               1.41%

CITIZENS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in Thousands)

                                                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                          --------------------------------------------------------------
                                           NUMBER OF                            ACCUMULATED
                                            COMMON        COMMON                   OTHER
                                            SHARES        STOCK      RETAINED  COMPREHENSIVE
                                          OUTSTANDING     AMOUNT     EARNINGS   INCOME (LOSS)    TOTAL
                                          -----------     -------    --------  --------------   --------
BALANCE, AT DECEMBER 31, 1998               3,891,137     $16,069     $6,271        $ 245       $ 22,585

COMPREHENSIVE INCOME:

Net Income                                         --          --        794           --            794

Other comprehensive income, net of tax:
   Unrealized loss on securities,
   net of reclassification adjustment              --          --         --         (191)          (191)

COMPREHENSIVE INCOME                               --          --         --           --            603

Issuance of common stock                       36,569         607         --           --            607
                                           ----------     -------     ------        -----       --------
BALANCE, AT MARCH 31, 1999                  3,927,706     $16,676     $7,065        $  54       $ 23,795

BALANCE, AT DECEMBER 31, 1999               4,124,091     $19,868     $4,849        $(375)      $ 24,342

COMPREHENSIVE INCOME:

Net Income                                         --          --        965           --            965

Other comprehensive income,
   net of tax:
   Unrealized loss on securities,
   net of reclassification
   adjustment                                      --          --         --         (216)          (216)

COMPREHENSIVE INCOME                               --          --         --           --            749

Issuance of common stock                       13,539         217         --           --            217
                                           ----------     -------     ------        -----       --------
BALANCE, AT MARCH 31, 2000                 $4,137,630     $20,085     $5,815        $(591)      $ 25,309

CITIZENS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited), (Dollars in thousands)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                          -----------------------
                                                                            2000           1999
                                                                          --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                             $    965       $    794
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Provision for credit losses                                                58             66
     Depreciation and amortization                                             161            121
     Stock dividends received                                                  (14)           (13)
     (Increase) decrease in accrued interest receivable                       (171)           (84)
     Increase (decrease)  in accrued interest payable                          (24)             4
     Other                                                                     771            165
                                                                          --------       --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                              $    204       $  1,053

CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) decrease in interest bearing deposits in banks              (641)         4,277
   Proceeds from maturities of available for sale securities                 5,000          6,500
   Proceeds from sales of available for sale securities                          0              0
   Proceeds from maturities of securities held to maturity                     115              0
   Purchases of securities available for sale                               (5,973)        (7,140)
   Purchases of securities held to maturity                                      0           (266)
   Increase in loans made to customers, net of principal collections        (4,750)        (2,698)
   Purchases of premises and equipment and other                               (39)        (1,040)
                                                                          --------       --------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                              $ (6,288)      $   (367)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                         861         (1,867)
   Net decrease in repurchase agreements and other borrowings               (2,536)        (1,242)
   Payment of dividends, net of dividends reinvested                        (1,268)          (794)
                                                                          --------       --------
   NET CASH USED IN FINANCING ACTIVITIES                                  $ (2,943)      $ (3,903)

   NET DECREASE IN CASH AND DUE FROM BANKS                                $ (9,027)      $ (3,217)

CASH AND DUE FROM BANKS
   Beginning of period                                                      17,990         12,771
                                                                          --------       --------
   END OF PERIOD                                                          $  8,963       $  9,554
                                                                          ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                             1,500          1,478
   Income taxes paid                                                           325            370
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Fair value adjustment of available for sale, net of tax                    (216)          (191)
   Issuance of common stock through dividend reinvestment plan                 217            607

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

         The interim financial statements are unaudited but have been prepared in accordance with generally accepted accounting principles for interim condensed financial statements. Accordingly, the condensed interim financial statements do not include all of the information and footnotes required by generally accepted financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation for the interim periods included herein have been made.

         The interim condensed consolidated financial statements should be read in conjunction with the December 31, 1999 consolidated financial statements, including notes there to, included in Bancorp's 1999 Annual Report to shareholders.

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

3.  SHAREHOLDERS EQUITY AND NET INCOME PER COMMON SHARE

         The Board of Directors declared a $.36 per share dividend to Bancorp shareholders of record on December 10, 1999, payable on January 10, 2000. Through the Dividend Reinvestment Plan (DRIP) 13,539 shares were purchased at a price of $16.08 per share. The DRIP resulted in an increase of shares outstanding from 4,124,091 to 4,137,630.

         All per share amounts have been restated to retroactively reflect stock dividends, stock purchased and stock splits previously reported.

4.  CONTINGENCIES

         Unfunded loan commitments totaled $27.0 million as of March 31, 2000 and $33.0 million as of December 31, 1999.

5.  ACCOUNTING CHANGES

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for all fiscal years beginning after June 15, 2000. The Bank had no derivatives as of March 31, 2000, nor does the Bank engage in any hedging activities. The Company does not anticipate that the adoption of SFAS No. 133 will have a material effect on its financial position or results of operations.

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

OVERVIEW

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

Bancorp operates through a two-tiered corporate structure. At the holding company level the affairs of Bancorp are overseen by a Board of Directors elected by the shareholders of Bancorp at the annual meeting of shareholders. The business of the Bank is overseen by a Board of Directors elected by Bancorp, the sole owner of the Bank. As of the date of this Form 10-Q the respective members of the Board of Directors of the Bank and the Board of Directors of Bancorp are identical.

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

The Bank offers debit cards, check guarantee cards, ATM cards as well as a MasterCard and VISA cards as part of its retail banking services. The Bank also operates a small residential mortgage loan origination department that originates loans and sells them into the secondary market. The Bank offers extended banking hours in selected locations as well as Saturday banking. ATM machines are also available at nine (9) locations offering 24-hour transaction services, including cash withdrawals, deposits, account transfers, and balance inquiries.

The Bank also offers its customers a 24-hour automated telephone service that offers account transfers and balance inquiries.

Bancorp provided the Federal Reserve Board of San Francisco its declaration to elect to become a financial holding company, pursuant to the Gramm-Leach-Bliley Act (GLBA) of 1999, on February 15, 2000. Bancorp received notice of approval from the Board of Governors of the Federal Reserve System on March 13, 2000. Bancorp has no current plan to engage in any of the financial activities permissible for a financial holding company under the GLBA. Bancorp made its declaration only to be prepared to take advantage of any future business opportunities.

Bancorp reported net income of $965,000, or $.23 per share for the three months ending March 31, 2000, compared to net income of $794,000, or $.19 per share for the same period in 1999. The net increase is primarily attributable to an increase in interest income from loans due to an increase in overall interest rates and growth in loans.

LOAN PORTFOLIO

The composition of the loan portfolio was as follows (in thousands):

                                             MARCH 31, 2000       DECEMBER 31, 1999
                                             --------------       -----------------
Commercial                                     $  26,893              $  26,520
Agriculture                                       15,178                 13,875
Real Estate
   Construction                                    6,835                  7,352
   1-4 Family                                     33,076                 29,776
   Other                                          59,100                 59,537
Consumer Loans                                     4,491                  3,718
                                               ---------              ---------
                                                 145,573                140,778

Less:  net deferred loan fees                       (556)                  (584)

TOTAL LOANS                                    $ 145,017              $ 140,194

Less:  allowance for credit losses                (1,174)                (1,071)
                                               ---------              ---------
NET LOANS                                      $ 143,843              $ 139,123
                                               =========              =========

Transactions in the allowance for credit losses were as follows for the three months ended March 31, 2000:

                                                            2000           1999
                                                           ------         ------
Balance at beginning of period                             $1,071         $1,419
Provision charged to operations                                58             66
Loans recovered                                                62              0
Loans charged off                                             (17)           (31)
                                                           ------         ------
Balance at end of period                                   $1,174         $1,454
                                                           ======         ======

It is the policy of the Bank to place loans on nonaccrual after they become 90 days past due unless the loans are well secured and in the process of collection. The Bank may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status as a management tool to actively oversee specific loans.

Loans on nonaccrual status as of March 31, 2000 and December 31, 1999 were approximately $555,000 and $654,000 respectively. Loans past due 90 days or more on which the Bank continued to accrue interest were approximately $130,000 at March 31, 2000 and $73,000 at December 31, 1999. Of the $555,000 on non-accrual, $465,000 is the guaranteed portion on one commercial loan. The Bank charged off its portion of the loan in 1999. The Bank is actively pursuing all avenues of collection on its collateral of inventory, accounts receivable and real estate. Payment of the guaranteed portion is expected by second quarter 2000. There were no loans with modified terms as of March 31, 2000.

INVESTMENT SECURITIES

The amortized cost and estimated book value of the investment securities held by the Bank, including unrealized gains and losses, at March 31, 2000 and December 31, 1999, are as follows (in thousands):

March 31, 2000

                                                        Amortized        Estimated        Unrealized
                                                           Cost          Fair Value       Loss, net
                                                        ---------        ----------       ----------
AVAILABLE FOR SALE
U.S. Treasury Securities
   (Including securities of government agencies
   and corporations)                                      $61,581          $60,612          $(969)
Other                                                         755              755              0
                                                          -------          -------          -----
TOTAL                                                     $62,336          $61,367          $(969)

 HELD TO MATURITY
 Obligations of State and Political Subdivisions          $ 8,305          $ 8,030          $(275)

December 31, 1999

                                                        Amortized        Estimated        Unrealized
                                                           Cost          Fair Value       Loss, net
                                                        ---------        ----------       ----------
U.S. Treasury Securities
   (Including securities of government agencies
   and corporations)                                      $60,611          $59,937          $(674)
Other                                                         741              741              0
                                                          -------          -------          -----
TOTAL                                                     $61,352          $60,678          $(674)

HELD TO MATURITY
Obligations of State and Political Subdivisions           $ 8,422          $ 8,207          $(215)

MATERIAL CHANGES IN FINANCIAL CONDITION

At March 31, 2000 total assets decreased .92% or approximately $2.2 million from total assets at December 31, 1999. Major components of the change in total assets were:

      -  $5.1 million increase in total loans

      -  $ .6 million increase in investments

      -  $8.4 million decrease in cash and cash equivalents

The increase in loans was primarily due to loan demand as a result of favorable economic conditions, increased business development by the Bank's loan officers, marketing of the Bank's personalized loan services and loans booked at the new branches in West Albany and McMinnville. Net loans increased from $139.1 million at December 31, 1999 to $143.8 million for the three-month period ending March 31, 2000. An increase of $4.7 million or 3.39 percent.

The slight increase in investments was a result of management's decision to place excess funds into the investment portfolio. The timing of the maturities are determined by using the Bank's asset/liability model. The Bank increased its investments in US Treasuries, and US Government Agencies.

At March 31, 2000 and December 31, 1999 the Bank kept its liquid funds in an interest bearing demand account held at the Federal Home Loan Bank of Seattle
(FHLB). The balance at the FHLB at March 31, 2000 was $3.5 million. This account balance can fluctuate widely on a day to day basis.

The Bank experienced a net increase in total deposits to $195.2 million at March 31, 2000 from $194.4 million at December 31, 1999 which represents an increase of $.9 million or .44 percent. The net increase in total deposits was the result of an overall increase in the number of account relationships and increases in the balances in interest bearing demand accounts. The increase in new account relationships is a result of the Bank's business development activities.

Long-term borrowings from the FHLB are utilized to fund and match large long-term commercial loans. Net long-term borrowings decreased by $3.0 million for the period ending March 31, 2000 as compared to year-end December 31, 1999. This decrease was a result of the early payoff of loans at the FHLB without a prepayment penalty. The Bank currently has no borrowings from the FHLB.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

The Company reported net income of $965,000 or $.23 per share, for the three months ended March 31, 2000, compared to net income of approximately $794,000, or $.19 per share for the same period in 1999. This represents an increase in net income of $171,000 or 21.5 percent. The net increase was primarily attributable to an increase in interest income from loans.

Total interest income increased approximately $328,000 for the three months ended March 31, 2000 as compared to the same 1999 period. This increase was primarily due to increases in interest income on loans due to volume and higher net interest rates on the loan portfolio.

Net interest income after provision for credit losses increased $342,000 or 13.4 percent for the three months ending March 31, 2000. The increase in interest income is primarily from loan volume and higher interest rates on loans compared to the same period in 1999. The decrease in interest expense is due to a decrease in the volume of borrowed funds.

Non-interest income increased approximately $28,000 for the three months ended March 31, 2000 as compared to the same three-month period in 1999. These increases are attributable to an increase in the volume of bankcard services over last year for the same period.

Salaries and employee benefits increased approximately $117,000 (11.1%) for the three-month period ending March 31, 2000 compared to the same three-month period in 1999. These increases were primarily due to routine adjustments in officer and staff salaries, staff increases due to the new West Albany and McMinnville Branches, and technical support staff.

Other non-interest expense excluding salaries and employee benefits increased approximately $114,000 (13.5%) for the three months ended March 31, 2000 as compared to the same three-month period in 1999. This increase was primarily due to increases in expense relative to growth of the merchant bankcard and debit card products, an increase in depreciation expense for the new branch buildings, furniture and equipment, and the computer network.

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

During the first three months ended March 31, 2000 the Bank funded the allowance for credit losses $58,000 from operations as compared to $66,000 for the same three-month period of 1999. The Bank is increasing the monthly provision for credit losses to match the increased loan growth. The Bank experienced $17,000 in credit losses and $62,000 in recoveries for the three months ended March 31, 2000 and $31,000 in credit losses for the same period ended March 31, 1999. Historically, the Bank's loan charge-off levels have been very low compared to its peers. Management believes that the allowance for credit losses at March 31, 2000 of $1,174,000 or .81% of total loans is adequate.

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

The Bank's policy is to charge off loans when, in management's opinion, the loan or a portion of the loan is deemed uncollectible following a concerted collection effort. Management continues to pursue collection after a loan is charged-off until all possibilities for collection have been exhausted.

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

The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first three months of 2000. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income which is adjusted for non-cash items and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of both proceeds from maturities and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Bank's deposit accounts.

Management believes that the Bank's existing sources of liquidity will enable the Bank to fund its requirements in the normal course of business.

As of March 31, 2000, shareholders' equity totaled $25,309,000 as compared to $24,342,000 at December 31, 1999, an increase of 3.97%. This increase in equity was primarily due to the Company's net income.

The total number of shares of Bancorp's common stock that may be issued upon the exercise of all options granted under the Incentive Stock Option Plan may not exceed in the aggregate four percent (4%) of Bancorp's issued and outstanding shares of common stock. As of April 30, 2000 Bancorp's issued and outstanding shares totaled 4,137,630, so the maximum number of shares issuable under the Incentive Stock Option Plan was 165,505 on that date. As of April 30, 2000, options for 17,000 shares had been granted and none exercised under this Plan.

The total number of shares of Bancorp's common stock that may be issued under the Stock Bonus Plan may not exceed in the aggregate one percent (1%) of Bancorp's issued and outstanding shares of common stock. As of April 30, 2000 Bancorp's issued and outstanding shares totaled 4,137,630, so the maximum number of shares issuable under the Stock Bonus Plan was 41,376 on that date. As of April 30, 2000 no stock had been issued under this Plan.

Capital ratios for the Company were as follows as of the dates indicated:

                                                                           Bancorp
                                     Adequately      Well         --------------------------
                                    Capitalized   Capitalized     March 31,     December 31,
                                     Standards     Standards        2000            1999
                                    -----------   -----------     ---------     ------------
Tier 1 Leverage Ratio                     4%            5%          10.99%          10.11%
Tier 1 Risk Based Capital Ratio           4%            6%          16.98%          16.36%
Total Risk Based Capital Ratio            8%           10%          17.75%          17.07%

ITEM 3. QUANTITATIVE & QUALITATIVE ANALYSIS ABOUT MARKET RISK

Interest rate, credit, and operations risks are the most significant market risks impacting the Bank's performance. The Bank relies on loan review, prudent loan underwriting standards and an adequate allowance for credit losses to mitigate credit risk.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken if there were a change in actual market interest rate during the year. Also, certain assumptions are required to perform modeling simulations that my have significant impact on the results. These include assumptions regarding the level of interest rates and balance changes on deposit products that do not have stated maturities. These assumptions have been developed through a combination of industry standards and future expected pricing behavior. The model also includes assumptions about changes in the composition or mix of the balance sheet. The results derived from the simulation model could vary significantly by external factors such as changes in the prepayment assumptions, early withdrawals of deposits and competition. Management has assessed these risks and believes that there has been no material change since December 31, 1999.

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

            27.0 Financial Data Schedule for the three months ended March 31, 2000.

      (b)   Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2000                      /s/ William V. Humphreys
                                        ----------------------------------------
                                   By:  William V. Humphreys
                                        President and Chief Executive Officer

Date: May 12, 2000                       /s/ Lark E. Wysham
                                        ----------------------------------------
                                   By:  Lark E. Wysham
                                        Senior Vice President and
                                        Chief Financial Officer