Form 10-Q
period 2000-06-30
CITIZENS BANCORP/OR
filed 2000-08-10
CIK 1048575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

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

    4,137,630 shares as of July 31, 2000, no par.

                                CITIZENS BANCORP
                                    FORM 10-Q
                                  JUNE 30, 2000
                                      INDEX


PART I.                                                                                 Page
                                                                                      Reference
  ITEM 1. - FINANCIAL INFORMATION - UNAUDITED

   Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999                  1

   Consolidated Statements of Income for the six months ended
       June 30, 2000 and 1999                                                             2

   Consolidated Statements of Changes in Shareholders' Equity                             3

   Consolidated Statements of Cash Flows for six months ended
       June 31, 2000 and 1999                                                             4

   Notes to Consolidated Financial Statements                                             5

  ITEM 2. - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                      6

  ITEM 3. - Quantitative and Qualitative Disclosure about Market Risk                    11

PART II. - OTHER INFORMATION

  ITEM 1. - Legal Proceedings                                                            12

  ITEM 2. - Changes in Securities                                                        12

  ITEM 3. - Defaults Upon Senior Securities                                              12

  ITEM 4. - Submission of Matters to a Vote of Security Holders                          12

  ITEM 5. - Other Information                                                            12

  ITEM 6. - Exhibits and Reports on Form 8-K                                             12

  SIGNATURES                                                                             13

                          PART I FINANCIAL INFORMATION

ITEM 1
CITIZENS BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)


                                                          JUNE 30, 2000   DECEMBER 31, 1999
                                                          -------------   -----------------
ASSETS
     Cash and due from banks                                 $   9,046       $  17,990
     Interest bearing deposits with other banks                  2,429           2,870
                                                             ---------       ---------
     TOTAL CASH AND CASH EQUIVALENTS                            11,475          20,860

     Securities available for sale                              58,522          60,678
     Securities held to maturity                                 8,558           8,422
                                                             ---------       ---------
     TOTAL INVESTMENT SECURITIES                                67,080          69,100

     Loans held for sale                                         2,692           1,643
     Loans, net of allowance and unearned loan fees            151,792         139,123
     Premises and equipment                                      5,118           5,283
     Accrued interest receivable                                 2,173           2,032
     Other assets                                                1,976           1,565
                                                             ---------       ---------

     TOTAL ASSETS                                            $ 242,306       $ 239,606
                                                             =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Deposits:
        Demand                                               $  32,709       $  32,843
        Savings and interest bearing demand                    102,130          97,880
        Time                                                    61,085          63,627
                                                             ---------       ---------
     TOTAL DEPOSITS                                          $ 195,924       $ 194,350

     Repurchase agreements                                      14,497          13,425
     Other borrowings                                            5,057           5,125
     Accrued interest payable                                      176             207
     Other liabilities                                             378           2,157
                                                             ---------       ---------

     TOTAL LIABILITIES                                       $ 216,032       $ 215,264
                                                             ---------       ---------

SHAREHOLDERS' EQUITY
     Common stock (no par value); authorized 10,000,000
     shares;
     Issued and outstanding:  2000 - 4,137,630;
     1999 - 4,124,091 shares;                                   20,085          19,868
     Retained earnings                                           6,688           4,849
     Accumulated other comprehensive loss                         (499)           (375)
     TOTAL SHAREHOLDERS' EQUITY                              $  26,274       $  24,342
                                                             ---------       ---------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 242,306       $ 239,606
                                                             =========       =========


See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousand, except per share amounts)


                                                           SIX MONTHS ENDED                    THREE MONTHS ENDED
                                                               JUNE 30,                              JUNE 30,
                                                    ------------------------------        ------------------------------
                                                       2000                1999              2000               1999
                                                    -----------        -----------        -----------        -----------
INTEREST INCOME:
Loans                                               $     6,851        $     6,198        $     3,497        $     3,125
Interest on deposits and federal funds sold                 114                                    58                247
Securities available for sale                             1,718                                   858                719
Securities held to maturity                                 214                232                 58                140
                                                    --------------------------------------------------------------------
TOTAL INTEREST INCOME                               $     8,897        $     8,327        $     4,473        $     4,231

INTEREST EXPENSE:
Deposits                                                  2,649              2,574              1,340              1,278
Borrowed funds                                               55                150                 19                 78
Repurchase agreements                                       278                234                147                120
                                                    --------------------------------------------------------------------
TOTAL INTEREST EXPENSE                              $     2,982        $     2,958        $     1,506        $     1,476

NET INTEREST INCOME                                 $     5,915        $     5,369        $     2,967        $     2,755

PROVISIONS FOR CREDIT LOSSES                               (178)              (132)              (120)               (66)

NET INTEREST INCOME AFTER PROVISION FOR CREDIT      $     5,737        $     5,237        $     2,847        $     2,689
LOSSES

NON-INTEREST INCOME:
Service charges on deposit accounts                         556                537                303                264
Other                                                       719                640                374                343
                                                    --------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                           $     1,275        $     1,177        $       677        $       607

NON-INTEREST EXPENSE:
Salaries and employee benefits                            2,163              2,067                991              1,012
Occupancy and equipment                                     595                519                299                271
Other                                                     1,403              1,265                741                669
                                                    --------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                          $     4,161        $     3,851        $     2,031        $     1,952

INCOME BEFORE INCOME TAXES                          $     2,851        $     2,563        $     1,493        $     1,344
                                                    --------------------------------------------------------------------

INCOME TAXES                                              1,013                873                620                448

NET INCOME                                          $     1,838        $     1,690        $       873        $       896
                                                    ====================================================================

Per share data:
Basic and diluted earnings per share                $      0.44        $      0.41        $      0.21        $      0.22
Weighted average number of common
 shares outstanding                                   4,133,809          4,122,989          4,137,630          4,124,091
Return on Average Assets                                   1.56%              1.45%              1.48%              1.52%


See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)


                                                                 SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                              ---------------------------------------------------------------------------
                                               NUMBER OF                                     ACCUMULATED
                                               COMMON          COMMON                           OTHER
                                               SHARES          STOCK          RETAINED      COMPREHENSIVE
                                             OUTSTANDING       AMOUNT         EARNINGS      INCOME (LOSS)        TOTAL
                                             -----------     ----------      ----------     -------------      ----------
BALANCE, AT DECEMBER 31, 1998                $3,891,137      $   16,069      $    6,271       $      245       $   22,585

COMPREHENSIVE INCOME:

Net Income                                           --              --           1,690               --            1,690

Other comprehensive income, net of tax:
Unrealized loss on securities, net                   --              --              --             (553)            (553)
  of reclassification adjustment

COMPREHENSIVE INCOME                                 --              --           1,690             (553)           1,137

Issuance of common stock                         36,569             607              --               --              607

5% stock dividend (June 1, 1999)                196,385           3,192          (3,191)              --               --
                                              ---------------------------------------------------------------------------

BALANCE, AT JUNE 30, 1999                    $4,124,091      $   19,868      $    4,770       $     (308)      $   24,330

BALANCE, AT DECEMBER 31, 1999                $4,124,091      $   19,868      $    4,850       $     (375)      $   24,343

COMPREHENSIVE INCOME:

Net Income                                           --              --           1,838               --            1,838

Other comprehensive income, net of tax:
  Unrealized loss on securities, net                 --              --              --             (124)            (124)
    of reclassification adjustment

COMPREHENSIVE INCOME                                 --              --              --               --            1,714

Issuance of common stock                         13,539             217              --               --              217
                                              ---------------------------------------------------------------------------

BALANCE, AT JUNE 30, 2000                    $4,137,630      $   20,085      $    6,688       $     (499)      $   26,274


See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited), (Dollars in thousands)


                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                          ---------------------------
                                                                             2000             1999
                                                                          ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                              $    1,838       $    1,690
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for credit losses                                                  178              132
    Depreciation and amortization                                                322              550
    Stock dividends received                                                     (26)             (26)
    Increase in accrued interest receivable                                     (141)            (429)
    Decrease in accrued interest payable                                         (31)             (34)
    Other                                                                       (731)            (534)
                                                                          ----------       ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                               $    1,409       $    1,349

CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease in interest bearing deposits in banks                             441              274
  Proceeds from maturities of available for sale securities                    7,000           17,630
  Proceeds from sales of available for sale securities                         2,000                0
  Proceeds from maturities of securities held to maturity                        355              100
  Purchases of securities available for sale                                  (6,964)         (27,579)
  Purchases of securities held to maturity                                      (492)          (1,048)
  Increase in loans made to customers, net of principal collections          (13,898)          (1,872)
  Purchases of premises and equipment and other                                 (105)          (1,505)
                                                                          ----------       ----------
  NET CASH PROVIDED BY INVESTING ACTIVITIES                               $  (11,663)      $  (14,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                     1,574            3,672
  Net increase in repurchase agreements and other borrowings                   1,004            6,638
  Payment of dividends, net of dividends reinvested                           (1,268)            (793)
                                                                          ----------       ----------
  NET CASH USED IN FINANCING ACTIVITIES                                   $    1,310       $    9,517

  NET DECREASE IN CASH AND DUE FROM BANKS                                 $   (8,944)      $   (3,134)

CASH AND DUE FROM BANKS
  Beginning of period                                                         17,990           12,771

  END OF PERIOD                                                           $    9,046       $    9,637
                                                                          ==========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                                3,013            2,993
  Income taxes paid                                                              930              840
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Fair value adjustment of available for sale, net of tax                       (124)            (553)
  Issuance of common stock through dividend reinvestment plan                    217              607


See accompanying notes

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

4. CONTINGENCIES

        Unfunded loan commitments totaled $24.7 million as of June 30, 2000 and $33.0 million as of December 31, 1999.

5. ACCOUNTING CHANGES

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for all fiscal years beginning after June 15, 2000. The Bank had no derivatives as of June 30, 2000, nor does the Bank engage in any hedging activities. The Company does not anticipate that the adoption of SFAS No. 133 will have a material effect on its financial position or results of operations.

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

The Bank, in a continuing effort to meet customer demand, has signed a contract with QUP Corporation for on-line banking software. A committee of Bank employees including senior management interviewed potential software vendors in an effort to choose an internet banking software product that was both user friendly and offered up to date options for customers. The Bank is in the process of installing the hardware and software. All employees are being trained on the product to enable them to assist customers in using on-line banking. The on-line banking product will offer services to both individuals and business account customers. Business customers will have a comprehensive cash management option. All online users will have the availability of the "bill payment" feature. The Bank expects to have on-line banking available to its customers by fourth quarter of 2000.

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

Bancorp reported net income of $1,838,000, or $.44 per share for the six months ending June 30, 2000, compared to net income of $1,690,000, or $.41 per share for the same period in 1999. The net increase is primarily attributable to an increase in interest income from loans due to an increase in overall interest rates and growth in loans.

LOAN PORTFOLIO

The composition of the loan portfolio was as follows (in thousands):


                                       JUNE 30, 2000   DECEMBER 31, 1999
                                       -------------   -----------------
Commercial                              $   29,727       $   26,520
Agriculture                                 13,384           13,875
Real Estate
  Construction                               5,573            7,352
  1-4 Family                                31,691           29,776
  Other                                     69,446           59,537
Consumer Loans                               3,843            3,718
                                        ----------       ----------
                                           153,664          140,778

Less:  net deferred loan fees                 (586)            (584)

TOTAL LOANS                             $  153,078       $  140,194

Less:  allowance for credit losses          (1,286)          (1,071)
                                        ----------       ----------
NET LOANS                               $  151,792       $  139,123
                                        ==========       ==========

Transactions in the allowance for credit losses were as follows for the three months ended June 30, 2000:


                                      2000          1999
                                     -------       -------
Balance at beginning of period       $ 1,071       $ 1,419
Provision charged to operations          178            66
Loans recovered                           62             0
Loans charged off                        (25)          (31)
                                     =======       =======
Balance at end of period             $ 1,286       $ 1,454
                                     =======       =======


It is the policy of the Bank to place loans on nonaccrual after they become 90 days past due unless the loans are well secured and in the process of collection. The Bank may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status as a management tool to actively oversee specific loans.

Loans on nonaccrual status as of June 30, 2000 and December 31, 1999 were approximately $552,000 and $654,000 respectively. Loans past due 90 days or more on which the Bank continued to accrue interest were approximately $153,000 at June 30, 2000 and $73,000 at December 31, 1999. Of the $552,000 on non-accrual, $465,000 is the guaranteed portion on one commercial loan. The Bank charged off its portion of the loan in 1999. The Bank is actively pursuing all avenues of collection on its collateral of inventory, accounts receivable and real estate. Payment of the guaranteed portion is expected by year-end 2000. There were no loans with modified terms as of June 30, 2000.

INVESTMENT SECURITIES

The amortized cost and estimated book value of the investment securities held by the Bank, including unrealized gains and losses, at June 30, 2000 and December 31, 1999, are as follows (in thousands):


June 30, 2000                                                 Amortized Cost   Estimated Fair Value  Unrealized Loss, net
                                                              --------------   --------------------  ---------------------
AVAILABLE FOR SALE
U.S. Treasury Securities
  (Including securities of government agencies
  and corporations)                                          $        58,572      $        57,755      $          (817)
Other                                                                    767                  767                    0
                                                             ---------------      ---------------      ---------------
TOTAL                                                        $        59,339      $        58,522      $          (817)

 HELD TO MATURITY
 Obligations of State and Political Subdivisions             $         8,558      $         8,340      $          (218)


December 31, 1999                                             Amortized Cost   Estimated Fair Value  Unrealized Loss, net
                                                              --------------   --------------------  ---------------------
AVAILABLE FOR SALE
U.S. Treasury Securities
  (Including securities of government
  agencies
  and corporations)                                          $        60,611      $        59,937      $          (674)
Other                                                                    741                  741                    0
                                                             ---------------      ---------------      ---------------
TOTAL                                                        $        61,352      $        60,678      $          (674)

HELD TO MATURITY
Obligations of State and Political Subdivisions              $         8,422      $         8,207      $          (215)


MATERIAL CHANGES IN FINANCIAL CONDITION

At June 30, 2000 total assets decreased 1.1% or approximately $2.7 million from total assets at December 31, 1999. Major components of the change in total assets were:

    - $12.7 million increase in total loans

    - $2.0 million decrease in investments

    - $9.4 million decrease in cash and cash equivalents

The increase in loans was primarily due to loan demand as a result of favorable economic conditions, increased business development by the Bank's loan officers, marketing of the Bank's personalized loan services and loans booked at the new branches in West Albany and McMinnville. Net loans increased from $139.1 million at December 31, 1999 to $151.8 million for the six-month period ending June 30, 2000. An increase of $12.7 million or 9.1 percent.

The decrease in investments was a result of management's decision to use funds from investment maturities to fund loan growth.

Cash and due from banks decreased $8.9 million from December 31, 1999 to June 30, 2000. Funds which had been accumulated for Y2K purposes were not needed and have been redeployed into loans during the six month period. At June 30, 2000 and December 31, 1999 the Bank kept its liquid excess funds in an interest bearing demand account held at the Federal Home Loan Bank of Seattle (FHLB). The balance at the FHLB at June 30, 2000 was $2.4 million. This account balance can fluctuate widely on a day to day basis.

The Bank experienced a net increase in total deposits to $195.9 million at June 30, 2000 from $194.4 million at December 31, 1999 which represents an increase of $1.5 million or .81 percent. The net increase in total deposits was the result of an overall increase in the number of account relationships and increases in the balances in interest bearing demand accounts. The increase in new account relationships is a result of the Bank's business development activities.

Long-term borrowings from the FHLB are utilized to fund and match large long-term commercial loans. Net long-term borrowings decreased by $3.0 million for the period ending June 30, 2000 as compared to year-end December 31, 1999. This decrease was a result of the early payoff of loans at the FHLB without a prepayment penalty. The Bank currently has $3.0 million in overnight borrowings from the FHLB and $16.5 in repurchase agreements and other short term borrowings, an increase of $1.0 million from December 31, 1999.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

The Company reported net income of $1,838,000 or $.44 per share, for the six months ended June 30, 2000, compared to net income of approximately $1,690,000, or $.41 per share for the same period in 1999. This represents an increase in net income of $148,000 or 8.8 percent. The net increase was primarily attributable to an increase in interest income from loans.

Total interest income increased approximately $570,000 for the six months ended June 30, 2000 as compared to the same 1999 period. This increase was due to increases in interest income on loans due to volume and higher net interest rates on the loan portfolio.

Net interest income after provision for credit losses increased $500,000 or 9.5 percent for the six months ending June 30, 2000. The increase in net interest income is primarily from loan volume and higher interest rates on loans compared to the same period in 1999. The increase in interest expense is due to the volume of interest bearing liabilities as the Bank's cost of funds decreased from the comparable period in 1999.

Non-interest income increased approximately $98,000 for the six months ended June 30, 2000 as compared to the same six-month period in 1999. These increases are mainly attributable to an increase in the volume of bankcard services over last year for the same period.

Salaries and employee benefits increased approximately $96,000 (4.6%) for the six-month period ending June 30, 2000 compared to the same six-month period in 1999. These increases were primarily due to routine adjustments in officer and staff salaries, staff increases due to the new West Albany and McMinnville Branches, and technical support staff.

Other non-interest expense excluding salaries and employee benefits increased approximately $214,000 (12.0%) for the six months ended June 30, 2000 as compared to the same six-month period in 1999. This increase was primarily due to increases in expense relative to growth of the merchant bankcard and debit card products, an increase in depreciation expense for the new branch buildings, furniture and equipment, and the computer network.

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

During the first six months ended June 30, 2000 the Bank funded the allowance for credit losses $178,000 from operations as compared to $132,000 for the same six-month period of 1999. The Bank is increasing the monthly provision for credit losses based on its loan loss reserve analysis derived from the loan grading system. The Bank experienced $25,000 in credit losses and $62,000 in recoveries for the six months ended June 30, 2000 and $31,000 in credit losses for the same period ended June 30, 1999. Historically, the Bank's loan charge-off levels have been very low compared to its peers. Management believes that the allowance for credit losses at June 30, 2000 of $1,286,000 or .84% of total loans is adequate.

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

The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first six months of 2000. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income which is adjusted for non-cash items and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of both proceeds from maturities and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Bank's deposit accounts.

Management believes that the Bank's existing sources of liquidity will enable the Bank to fund its requirements in the normal course of business.

As of June 30, 2000, shareholders' equity totaled $26,274,000 as compared to $24,342,000 at December 31, 1999, an increase of 7.9%. This increase in equity was primarily due to the Company's net income.

The total number of shares of Bancorp's common stock that may be issued upon the exercise of all options granted under the Incentive Stock Option Plan may not exceed in the aggregate four percent (4%) of Bancorp's issued and outstanding shares of common stock. As of June 30, 2000 Bancorp's issued and outstanding shares totaled 4,137,630, so the maximum number of shares issuable under the Incentive Stock Option Plan was 165,505 on that date. As of June 30, 2000, options for 17,000 shares had been granted and none exercised under this Plan.

The total number of shares of Bancorp's common stock that may be issued under the Stock Bonus Plan may not exceed in the aggregate one percent (1%) of Bancorp's issued and outstanding shares of common stock. As of June 30, 2000 Bancorp's issued and outstanding shares totaled 4,137,630, so the maximum number of shares issuable under the Stock Bonus Plan was 41,376 on that date. As of June 30, 2000 no stock had been issued under this Plan.

Capital ratios for the Company were as follows as of the dates indicated:


                                           Adequately             Well                    Bancorp
                                           Capitalized        Capitalized    -----------------------------------
                                            Standards          Standards     June 30, 2000     December 31, 1999
                                           -----------        -----------    -------------     -----------------
Tier 1 Leverage Ratio                           4%                 5%             11.20%             10.11%
Tier 1 Risk Based Capital Ratio                 4%                 6%             16.50%             16.36%
Total Risk Based Capital Ratio                  8%                10%             17.30%             17.07%


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

             None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        (a) April 18, 2000, Annual Meeting

        (b) Need not be completed

        (c) The following matters were voted upon at the Annual Meeting of Shareholders on April 18, 2000

             (1) The re-election of three (3) Directors for terms expiring in
                 2003 or until their successors have been elected and qualified.


                 Director:
                 Jock Gibson
                   Votes cast for:          3,013,410
                   Votes withheld:                363

                 Eric C. Thompson
                   Votes cast for:          2,980,242
                   Votes withheld:             33,530

                 James E Richards
                   Votes cast for:          3,012,409
                   Votes withheld:              1,363


                 Directors continuing in office are John Truax (term expires
                 2001), William V. Humphreys (term expires 2001), Rosetta C. Venell (term expires 2002), Scott A. Fewel (term expires 2002), and Duane L. Sorensen (term expires 2002).

ITEM 5. OTHER INFORMATION

             None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             The following exhibits are filed as part of this report.

             27.0 Financial Data Schedule for the six months ended June 30,
             1999.

         (b) Reports on Form 8-K

             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   Date:  August 9, 2000        /s/ William V. Humphreys
                                                -------------------------------
                                            By: William V. Humphreys
                                                President and
                                                Chief Executive Officer

                   Date:  August 9, 2000        /s/ Lark E. Wysham
                                                -------------------------------
                                            By: Lark E. Wysham
                                                Senior Vice President and
                                                Chief Financial Officer