Form 10-Q
period 2000-09-30
CITIZENS BANCORP/OR
filed 2000-11-13
CIK 1048575

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

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

        4,137,630 shares as of November 1, 2000, no par.

                                CITIZENS BANCORP
                                    FORM 10-Q
                               September 30, 2000
                                      INDEX

                                                                                                Page
PART I.                                                                                      Reference

  ITEM 1. - FINANCIAL INFORMATION - UNAUDITED

    Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999         1

    Condensed Consolidated Statements of Income for the nine months ended
    September 30, 2000 and 1999                                                                  2

    Condensed Consolidated Statements of Changes in Shareholders' Equity                         3

    Condensed Consolidated Statements of Cash Flows for nine months ended
    September 30, 2000 and 1999                                                                  4

    Notes to Condensed Consolidated Financial Statements                                         5

  ITEM 2. - Management's Discussion and Analysis of Financial Condition and Results of           6
            Operations

  ITEM 3. - Quantitative and Qualitative Disclosure about Market Risk                            11

PART II. - OTHER INFORMATION

  ITEM 1. - Legal Proceedings                                                                    12

  ITEM 2. - Changes in Securities                                                                12

  ITEM 3. - Defaults Upon Senior Securities                                                      12

  ITEM 4. - Submission of Matters to a Vote of Security Holders                                  12

  ITEM 5. - Other Information                                                                    12

  ITEM 6. - Exhibits and Reports on Form 8-K                                                     12

  SIGNATURES                                                                                     13

                          PART I FINANCIAL INFORMATION
ITEM 1
CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                    2000             1999
                                                                -------------     ------------
ASSETS
     Cash and due from banks                                      $  9,314         $ 17,990
     Interest bearing deposits with other banks                      4,636            2,870
     Securities available for sale                                  54,853           60,678
     Securities held to maturity                                     8,456            8,422
     Loans held for sale                                             1,471            1,643
     Loans, net of allowance and unearned loan fees                154,014          139,123
     Premises and equipment                                          5,296            5,283
     Foreclosed real estate                                            205                0
     Accrued interest receivable                                     2,681            2,032
     Other assets                                                    1,813            1,565
                                                                  --------         --------

     TOTAL ASSETS                                                 $242,739         $239,606
                                                                  ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Deposits:
        Demand                                                    $ 29,874         $ 32,843
        Savings and interest bearing demand                        105,368           97,880
        Time                                                        62,655           63,627
                                                                  --------         --------
     TOTAL DEPOSITS                                               $197,897         $194,350

     Repurchase agreements                                          12,797           13,425
     Other borrowings                                                3,939            5,125
     Accrued interest payable                                          228              207
     Other liabilities                                                 499            2,156
                                                                  --------         --------

     TOTAL LIABILITIES                                            $215,360         $215,263
                                                                  --------         --------

SHAREHOLDERS' EQUITY
     Common stock (no par value); authorized 10,000,000
     shares; issued and outstanding:  2000 - 4,137,630;
     1999 - 4,124,091 shares;                                       20,085           19,868
     Retained earnings                                               7,587            4,850
     Accumulated other comprehensive loss                             (293)            (375)
     TOTAL SHAREHOLDERS' EQUITY                                   $ 27,379         $ 24,343
                                                                  --------         --------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $242,739         $239,606
                                                                  ========         ========

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousand, except per share amounts)

                                                           NINE MONTHS ENDED                    THREE MONTHS ENDED
                                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                                        2000               1999               2000              1999
INTEREST INCOME:
Loans                                               $    10,608        $     9,353        $     3,757        $     3,155
Interest on deposits and federal funds sold                 168                758                 54                271
Securities available for sale                             2,541              2,339                823                929
Securities held to maturity                                 323                263                109                 31
                                                    --------------------------------------------------------------------
TOTAL INTEREST INCOME                               $    13,640        $    12,713        $     4,743        $     4,386

INTEREST EXPENSE:
Deposits                                                  4,071              3,884              1,422              1,310
Borrowed funds                                              129                279                 74                129
Repurchase agreements                                       396                373                118                139
                                                    --------------------------------------------------------------------
TOTAL INTEREST EXPENSE                              $     4,596        $     4,536        $     1,614        $     1,578

NET INTEREST INCOME                                 $     9,044        $     8,177        $     3,129        $     2,808

PROVISIONS FOR CREDIT LOSSES                               (315)              (198)              (137)               (66)

NET INTEREST INCOME AFTER PROVISION FOR CREDIT      $     8,729        $     7,979        $     2,992        $     2,742
LOSSES

NON-INTEREST INCOME:
Service charges on deposit accounts                         911                800                355                263
Other                                                     1,093                978                374                338
                                                    --------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                           $     2,004        $     1,778        $       729        $       601

NON-INTEREST EXPENSE:
Salaries and employee benefits                            3,274              3,105              1,111              1,038
Occupancy and equipment                                     895                809                300                290
Other                                                     2,114              1,916                711                651
                                                    --------------------------------------------------------------------
TOTAL NON-INTEREST EXPENSE                          $     6,283        $     5,830        $     2,122        $     1,979

INCOME BEFORE INCOME TAXES                          $     4,450        $     3,927        $     1,599        $     1,364
                                                    --------------------------------------------------------------------

INCOME TAXES                                              1,713              1,425                700                552

NET INCOME                                          $     2,737        $     2,502        $       899        $       812
                                                    ====================================================================

Per share data:
Basic and diluted earnings per share                $      0.66        $      0.61        $      0.22        $      0.20
Weighted average number of common
shares outstanding                                    4,133,884          4,122,989          4,137,630          4,124,091
Return on Average Assets                                   1.53%              1.40%              1.50%              1.32%

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

                                                            NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                              NUMBER OF                                  ACCUMULATED
                                               COMMON         COMMON                       OTHER
                                               SHARES          STOCK        RETAINED   COMPREHENSIVE
                                             OUTSTANDING       AMOUNT       EARNINGS    INCOME (LOSS)      TOTAL

BALANCE, AT DECEMBER 31, 1998                3,891,137      $  16,069      $   6,273       $     243       $  22,585

COMPREHENSIVE INCOME:

Net Income                                          --             --          2,502              --           2,502

Other comprehensive income, net of tax:
Unrealized loss on securities, net                  --             --             --            (535)           (535)
of reclassification adjustment

COMPREHENSIVE INCOME                                --             --             --              --           1,967

Issuance of common stock                        36,569            607             --              --             607

5% stock dividend (June 1, 1999)               196,385          3,192         (3,192)             --              --
                                             -----------------------------------------------------------------------

BALANCE, AT SEPTEMBER 30, 1999               4,124,091      $  19,868      $   5,583       $    (292)      $  25,159

BALANCE, AT DECEMBER 31, 1999                4,124,091      $  19,868      $   4,850       $    (375)      $  24,343

COMPREHENSIVE INCOME:

Net Income                                          --             --          2,737              --           2,737

Other comprehensive income, net of tax:
  Unrealized loss on securities, net                --             --             --              82              82
  of reclassification adjustment

COMPREHENSIVE INCOME                                --             --             --              --           2,819

Issuance of common stock                        13,539            217             --              --             217
                                             -----------------------------------------------------------------------

BALANCE, AT SEPTEMBER 30, 2000               4,137,630      $  20,085      $   7,587       $    (293)      $  27,379

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited), (Dollars in thousands)

                                                                          NINE MONTHS ENDED
                                                                       -----------------------
                                                                             SEPTEMBER 30,
                                                                          2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $  2,737     $  2,502
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for credit losses                                              315          198
    Depreciation and amortization                                            457          567
    Stock dividends received                                                 (38)         (38)
    Increase in accrued interest receivable                                 (649)        (558)
    Increase in accrued interest payable                                      21          (31)
    Other                                                                   (571)        (688)
                                                                        --------     --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                             $  2,272     $  1,952

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in interest bearing deposits in banks           (1,767)      13,098
  Proceeds from maturities of available for sale securities               11,000       22,630
  Proceeds from sales of available for sale securities                     2,000        2,981
  Proceeds from maturities of securities held to maturity                    455        2,385
  Purchases of securities available for sale                              (6,964)     (37,551)
  Purchases of securities held to maturity                                  (496)      (1,253)
  Increase in loans made to customers, net of principal collections      (15,222)      (5,212)
  Purchases of premises and equipment and other                             (419)      (1,968)
                                                                        --------     --------
  NET CASH PROVIDED BY INVESTING ACTIVITIES                             $(11,413)    $ (4,890)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                 3,547        6,508
  Net decrease in repurchase agreements and other borrowings              (1,814)       1,345
  Payment of dividends, net of dividends reinvested                       (1,268)        (794)
                                                                        --------     --------
  NET CASH USED IN FINANCING ACTIVITIES                                 $    465     $  7,059

  NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS                    $ (8,676)    $ (4,121)

CASH AND DUE FROM BANKS
  Beginning of period                                                     17,990       12,771

  END OF PERIOD                                                         $  9,314     $ 16,892
                                                                        ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                            4,575        4,567
  Income taxes paid                                                        1,575        1,455
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Foreclosed real estate acquired in settlement of loans                     205          108
  Fair value adjustment of available for sale, net of tax                     82         (553)
  Issuance of common stock through dividend reinvestment plan                217          607
  Stock dividend                                                               0        3,192

See accompanying notes

CITIZENS BANCORP
Notes to Condensed Consolidated Financial Statements (unaudited)

1. BASIS OF PRESENTATION

        The interim condensed consolidated financial statements include the accounts of Citizens Bancorp ("Bancorp"), a bank holding company and its wholly owned subsidiary, Citizens Bank ("Bank") after elimination of intercompany transactions and balances. Substantially all activity of Citizens Bancorp is conducted through its subsidiary bank.

        The interim financial statements are unaudited but have been prepared in accordance with generally accepted accounting principles for interim condensed financial statements. Accordingly, the condensed interim financial statements do not include all of the information and footnotes required by generally accepted financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation for the interim periods included herein have been made.

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

4. CONTINGENCIES

        Unfunded loan commitments totaled $25.9 million as of September 30, 2000 and $33.0 million as of December 31, 1999.

5. ACCOUNTING CHANGES

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for all fiscal years beginning after June 15, 2000. The Bank had no derivatives as of September 30, 2000, nor does the Bank engage in any hedging activities. The Company does not anticipate that the adoption of SFAS No. 133 will have a material effect on its financial position or results of operations.

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

The Bank offers debit cards, check guarantee cards, ATM cards as well as a MasterCard and VISA cards as part of its retail banking services. The Bank also operates a residential mortgage loan origination department that originates loans and sells them into the secondary market. The Bank offers extended banking hours in selected locations as well as Saturday banking. ATM machines are also available at nine (9) locations offering 24-hour transaction services, including cash withdrawals, deposits, account transfers, and balance inquiries. The Bank also offers its customers a 24-hour automated telephone service that offers account transfers and balance inquiries.

The Bank, in a continuing effort to meet its customer's needs, has successfully released its new on-line banking product. The on-line banking product offers services to both individuals and business account customers. Business customers have a comprehensive cash management option. All online users have the availability of the "bill payment" feature. The Bank expects to continually enhance its on-line banking product while maintaining its quality "people to people" customer service. Citizens on-line banking can be reached at www.CitizensEBank.com.

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

Bancorp reported net income of $899,000 in the third quarter ending September 30, 2000, or $.22 per common share, an increase of 10.7 percent from third quarter net income of $812,000 in 1999 or $.20 per common share. For the first nine months of 2000, Bancorp earned $2,737, or $.66 per common share, an increase of 9.4 percent from the nine month 1999 earnings of $2,502 or $.61 per common share. The net increase is primarily attributable to an increase in interest income from loans due to an increase in overall interest rates and growth in loans.

LOAN PORTFOLIO

The composition of the loan portfolio was as follows (in thousands):

                                       SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                       ------------------    -----------------
Commercial                                  $  30,586           $  26,520
Agriculture                                    14,786              13,875
Real Estate
  Construction                                  7,498               7,352
  1-4 Family                                   28,409              29,776
  Other                                        70,456              59,537
Consumer Loans                                  4,261               3,718
                                            ---------           ---------
                                              155,996             140,778

Less:  net deferred loan fees                    (567)               (584)

TOTAL LOANS                                 $ 155,429           $ 140,194

Less:  allowance for credit losses             (1,415)             (1,071)

                                            ---------           ---------
NET LOANS                                   $ 154,014           $ 139,123
                                            =========           =========

Transactions in the allowance for credit losses were as follows for the nine months ended September 30, 2000:

                                           2000             1999
                                         -------           -------
Balance at beginning of period           $ 1,071           $ 1,419
Provision charged to operations              315               198
Loans recovered                               62                20
Loans charged off                            (33)             (106)
                                         -------           -------
Balance at end of period                 $ 1,415           $ 1,531
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

Loans on nonaccrual status as of September 30, 2000 and December 31, 1999 were approximately $574,000 and $654,000 respectively. Loans past due 90 days or more on which the Bank continued to accrue interest were approximately $275,000 at September 30, 2000 and $73,000 at December 31, 1999. Of the $574,000 on
non-accrual, $465,000 is the guaranteed portion on one commercial loan. The Bank charged off its portion of the loan in 1999. The Bank is actively pursuing all avenues of collection on its collateral of inventory, accounts receivable and real estate. Payment of the guaranteed portion is expected by year-end 2000. There were no loans with modified terms as of September 30, 2000.

INVESTMENT SECURITIES

The amortized cost and estimated book value of the investment securities held by the Bank, including unrealized gains and losses, at September 30, 2000 and December 31, 1999, are as follows (in thousands):

                                                         AMORTIZED        ESTIMATED       UNREALIZED
September 30, 2000                                         COST           FAIR VALUE       LOSS, NET
                                                         ---------        ----------      ---------
AVAILABLE FOR SALE
U.S. Treasury Securities
  (Including securities of government agencies
  and corporations)                                       $54,553          $54,074          $  (479)
Other                                                         779              779                0
                                                          -------          -------          -------
TOTAL                                                     $55,332          $54,853          $  (479)

 Held to Maturity
 Obligations of State and Political Subdivisions          $ 8,456          $ 8,351          $  (105)


                                                        AMORTIZED        ESTIMATED       UNREALIZED
December 31, 1999                                         COST           FAIR VALUE       LOSS, NET
                                                        ---------        ----------      ---------
AVAILABLE FOR SALE
U.S. Treasury Securities
  (Including securities of government
  agencies
  and corporations)                                      $60,611          $59,937          $  (674)
Other                                                        741              741                0
                                                         -------          -------          -------
TOTAL                                                    $61,352          $60,678          $  (674)

HELD TO MATURITY
Obligations of State and Political Subdivisions          $ 8,422          $ 8,207          $  (215)


MATERIAL CHANGES IN FINANCIAL CONDITION

At September 30, 2000 total assets increased 1.3% or approximately $3.1 million from total assets at December 31, 1999. Major components of the change in total assets were:
        -       $14.9 million increase in total loans
        -       $5.8 million decrease in investments
        -       $6.9 million decrease in cash and cash equivalents

The increase in loans was primarily due to loan demand as a result of favorable economic conditions, increased business development by the Bank's loan officers, marketing of the Bank's personalized loan services and loans booked at the new branches in West Albany and McMinnville. Net loans increased from $139.1 million at December 31, 1999 to $154.0 million for the nine-month period ending September 30, 2000. An increase of $14.9 million or 10.7 percent.

The decrease in investments was a result of management's decision to use funds from investment maturities to fund loan growth.

Cash and due from banks decreased $6.9 million from December 31, 1999 to September 30, 2000. Funds which had been accumulated for Y2K purposes were not needed and have been redeployed into loans during the nine-month period. At September 30, 2000 and December 31, 1999 the Bank kept its liquid excess funds in an interest bearing demand account held at the Federal Home Loan Bank of Seattle (FHLB). The balance at the FHLB at September 30, 2000 was $4.6 million. This account balance can fluctuate widely on a day to day basis.

The Bank experienced a net increase in total deposits to $197.9 million at September 30, 2000 from $194.4 million at December 31, 1999 which represents an increase of $3.5 million or 1.8 percent. The net increase in total deposits was the result of an overall increase in the number of account relationships and increases in the balances in interest bearing demand accounts. The increase in new account relationships is a result of the Bank's business development activities.

Long-term borrowings from the FHLB are utilized to fund and match large long-term commercial loans. Net long-term borrowings decreased by $3.0 million for the period ending September 30, 2000 as compared to year-end December 31, 1999. This decrease was a result of the early payoff of loans at the FHLB without a prepayment penalty. The Bank currently has $3.9 million in other short-term borrowings and $12.8 in repurchase agreements, a decrease of $1.8 million from December 31, 1999.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

The Company reported net income of approximately $2,737,000 or $.66 net income per common share, for the nine months ended September 30, 2000, compared to net income of approximately $2,502,000 or $.61 net income per common share, for the same period in 1999. This represents an increase in net income of 9.4 percent. Net income for the quarter ended September 30, 2000, was approximately $899,000 or $.22 net income per common share, compared to net income of approximately $812,000, or $.20 net income per common share, for the same period in 1999. This represents an increase in net income of 10.7 percent. The increase during these periods were primarily attributable to strong growth in the Company's loan portfolio resulting in an increase in net interest income.

Total interest income increased approximately $927,000 or 7.3% for the nine months and $357,000 or 8.1% for the three months ended September 30, 2000 as compared to the same periods in 1999. These increases for both the nine-month and three-month periods were primarily the result of an increase in loan volume and higher rates on loans compared to the same periods in 1999.

Total interest expense increased approximately $60,000 or 1.3 percent for the nine months and $36,000 or 2.3 percent for the three months ended September 30, 2000 as compared to the same periods in 1999. The increases in interest expense for these periods were primarily a result of volume increases.

Total non-interest income increased approximately $226,000 or 12.7% for the nine months and $128,000 or 21.3 percent for the three months ended September 30, 2000 as compared to the same periods in 1999. The primary increases were a result of rate and volume increases in the Company's bankcard business and an increase in overdraft fees as a result of the new bounce protection overdraft program on individual checking accounts.

Total non-interest expense increased $453,000 or 7.8 percent for the nine months and $143,000 or 7.2 percent for the three months ended September 30, 2000, as compared to the same periods in 1999. Non-interest expense increased as a result of routine adjustments in staff salaries, expenses related to branch start-ups in West Albany and McMinnville, and expenses associated with technology enhancements and products.

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

During the first nine months ended September 30, 2000, the Company funded the allowance for credit losses $315,000 from operations as compared to $198,000 for the same nine month period in 1999. For the three month period ending September 30, 2000 the Bank funded the allowance for credit losses $137,000 as compared to $66,000 for the same three month period in 1999. The Company is increasing the monthly provision for credit losses based on its loan loss reserve analysis of the loan portfolio derived from the loan grading system. The Company experienced $33,000 in credit losses and $62,000 in credit recoveries for the nine-month period ended September 30, 2000 and $106,000 in credit losses with $20,000 in credit recoveries for the same period in 1999. Historically, the Company's loan charge-off levels have been very low compared to its peers. Management believes that the allowance for credit losses at September 30, 2000 of $1,415,000 or .91 percent of total loans is adequate.

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

Management uses a loan grading system wherein loan officers assign a risk grade to each of their loans at inception and at intervals based on receipt of financial information, renewal, or when there is an indication that a credit may have improved or weakened. The risk grades in the loan portfolio are used in determining a factor that is used in analyzing the adequacy of the allowance for credit losses.

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

The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first nine months of 2000. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income which is adjusted for non-cash items and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of both proceeds from maturities and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Bank's deposit accounts.

Management believes that the Bank's existing sources of liquidity will enable the Bank to fund its requirements in the normal course of business.

The Company's shareholders equity at September 30, 2000 was $27.4 million as compared to $24.3 million at December 31, 1999 an increase of 12.5 percent.

The total number of shares of Bancorp's common stock that may be issued upon the exercise of all options granted under the Incentive Stock Option Plan may not exceed in the aggregate four percent (4%) of Bancorp's issued and outstanding shares of common stock. As of September 30, 2000 Bancorp's issued and outstanding shares totaled 4,137,630, so the maximum number of shares issuable under the Incentive Stock Option Plan was 165,505 on that date. As of September 30, 2000, options for 17,000 shares had been granted and none exercised under this Plan.

The total number of shares of Bancorp's common stock that may be issued under the Stock Bonus Plan may not exceed in the aggregate one percent (1%) of Bancorp's issued and outstanding shares of common stock. As of September 30, 2000 Bancorp's issued and outstanding shares totaled 4,137,630, so the maximum number of shares issuable under the Stock Bonus Plan was 41,376 on that date. As of September 30, 2000 no stock had been issued under this Plan.

Capital ratios for the Company were as follows as of the dates indicated:

                                        Adequately       Well
                                        Capitalized   Capitalized                  Bancorp
                                         Standards     Standards    September 30, 2000   December 31, 1999
Tier 1 Leverage Ratio                       4%             5%               11.42%            10.11%
Tier 1 Risk Based Capital Ratio             4%             6%               16.58%            16.36%
Total Risk Based Capital Ratio              8%            10%               17.44%            17.07%


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

         Date:  November 6, 2000       /s/ William V. Humphreys
                                       -----------------------------------------
                                       By: William V. Humphreys
                                       President and
                                       Chief Executive Officer

         Date:  November 6, 2000       /s/ Lark E. Wysham
                                       -----------------------------------------
                                       By: Lark E. Wysham
                                       Senior Vice President and
                                       Chief Financial Officer