Form 10-K
period 2000-12-31
CITIZENS BANCORP/OR
filed 2001-03-27
CIK 1048575

                                   FORM 10-K

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2000

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to _________.

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

        The approximate aggregate market value of registrant's voting and non-voting common equity held by non-affiliates is $45,665,539 based on the most recent reported sale of registrant's common stock on March 2, 2001 at a price of $10.90 per share. As of March 2, 2001 there were 4,189,499 shares of registrant's common stock issued and outstanding, of which 3,226,676 were held by non-affiliates.

        DOCUMENTS INCORPORATED BY REFERENCE. Part III of this Form 10-K incorporates by reference portions of the definitive 2001 Annual Meeting Proxy Statement sent to the Company's shareholders in connection with its April 19, 2001 Annual Meeting of Shareholders.

                                      INDEX

                                                                               PAGE
DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS                                  1

PART I
        ITEM 1 -  BUSINESS                                                       1

        ITEM 2 -  PROPERTIES                                                    14

        ITEM 3 -  LEGAL PROCEEDINGS                                             15

        ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                              15

PART II
        ITEM 5 -  MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS                               15

        ITEM 6 -  SELECTED FINANCIAL DATA                                       18

        ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 19

        ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                             34

        ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   38

        ITEM 9 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                 65
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III
        ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT                65

        ITEM 11 - EXECUTIVE COMPENSATION AND REPORT OF COMMITTEES               65

        ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT                                         65

        ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                65

PART IV
        ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  AND REPORTS ON FORM 8-K                                       65

SIGNATURES                                                                      67

EXHIBIT INDEX                                                                   68

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

In addition to historical information, this report contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for the purpose of availing the Company the protection of the safe harbor provisions of this Act. The forward looking statements contained in this report are subject to factors, risks and uncertainties that may cause actual results to differ materially from those projected. Factors that might result in such material difference include, but are not limited to economic conditions, the regulatory environment, rapidly changing technology, new legislation, competitive factors, the interest rate environment and the overall condition of the banking industry. Forward looking statements can be identified by such words as "estimate", "believe", "expect", "intend", "anticipate", "should", "may", "will", or other similar words or phrases. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurances that such expectations will prove to have been correct. Readers are therefore cautioned not to place undue reliance on such forward looking statements, which reflect management's analysis only as of the date of the statement. The Company does not intend to update these forward looking statements other than in its periodic filings under applicable security laws.

PART I
ITEM 1.  BUSINESS

Citizens Bancorp ("the Company"), an Oregon Corporation and financial bank holding company, was formed in 1996 for the purpose of becoming the holding company of Citizens Bank. The Company is headquartered in Corvallis, Oregon. Its principal business activities are conducted through its full-service, commercial bank subsidiary, Citizens Bank. The Company provided the Federal Reserve Board of San Francisco its declaration to elect to become a financial holding company, pursuant to the Gramm-Leach-Bliley Act ("GLBA") of 1999, on February 15, 2000. The Company received notice of approval from the Board of Governors of the Federal Reserve System on March 13, 2000. The Company has no current plan to engage in any of the financial activities permissible for a financial holding company under GLBA. The Company made its declaration only to be prepared to take advantage of any future business opportunities.

ORGANIZATIONAL STRUCTURE OF BANCORP

The Company operates through a two-tiered corporate structure. At the holding company level the affairs of the Company are overseen by a Board of Directors elected by the shareholders of the Company at the annual meeting of shareholders. The business of the Bank is overseen by a Board of Directors elected by the Company, the sole owner of the Bank. As of the date of this Form 10-K the respective members of the Board of Directors of the Bank and the Board of Directors of the Company are identical.

The Company is authorized to issue up to 10,000,000 shares of common stock, no par value. The Company has registered 1,575,000 shares for issuance under its Dividend Reinvestment Plan, of which 100,755 shares had been issued thereunder as of December 31, 2000. As of December 31, 2000 there were a total of 4,137,630 shares of the Company common stock issued and outstanding. Citizens Bank is the registered transfer agent for the Company's common stock.

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

The Company's culture focuses on the tenets of collaborative leadership, branch autonomy, assertive business development, a positive working environment, a commitment to the community, outstanding customer service, and relationship banking. Management believes that a healthy corporate culture together with a progressive management style will result in constantly improved shareholder value.

The Company's primary goal is to improve shareholder value through increased earnings while maintaining a high level of safety and soundness. The Company is committed to independence and long-term performance strategies. As a result of its corporate culture the Company continues to show good growth as evidenced by the five-year history of growth in the following selected areas:

(Thousands)                                2000       1999        1998        1997        1996
NET INCOME                               $3,612     $3,254      $3,840     $ 3,341     $ 3,138
RETURN ON AVERAGE EQUITY                 13.81%     13.22%      17.64%      17.53%      19.27%
RETURN ON AVERAGE ASSETS                  1.52%      1.36%       1.83%       1.79%       1.81%
AVERAGE ASSETS TO AVERAGE EQUITY         11.03%     10.29%      10.36%      10.21%       9.42%
DIVIDEND PAYOUT RATIO                    41.25%     45.64%      36.48%      39.11%      34.38%
TOTAL LOANS (NET)                      $157,784   $139,123    $130,707    $120,269    $114,648
TOTAL DEPOSITS                         $200,960   $194,350    $188,235    $161,700    $161,834
TOTAL ASSETS                           $244,380   $239,606    $233,978    $200,117    $191,887
TOTAL EQUITY                            $27,063    $24,342     $22,585     $19,411     $16,805

The long-term benefit to the Company of its cultural and management style is consistent growth and development of the Bank over time. Risk levels have been greatly reduced because of expertise in loan, investment, operational, human resource, and technology management.

The Company's primary market focus is to provide commercial bank services to businesses, professionals, and individuals. The Company emphasizes the development of meaningful customer relationships and a high level of service. Its employees are well-trained banking professionals who are committed to these objectives.

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

The Bank, in a continuing effort to meet its customers' needs, has successfully released its new on-line banking product. The on-line banking product offers services to both individuals and business account customers. Business customers have a comprehensive cash management option. All online users have the availability of the "bill payment" feature. The Bank expects to continually enhance its on-line banking product while maintaining its quality "people to people" customer service. The Bank's on-line banking can be reached at www.CitizensEBank.com.

EMPLOYEES

At December 31, 2000 the Bank had 121 full-time equivalent employees. None of these employees are represented by labor unions. A number of benefit programs are available to eligible employees including group medical insurance plans, paid vacation, paid sick leave, group life insurance, and a 401(A) plan.

COMPETITION

At December 31, 2000, Citizens Bank was among the top 10 largest commercial banks headquartered in the State of Oregon as measured by the State of Oregon's division of Finance and Corporate Securities. The Bank competes with other commercial banks as well as savings and loan associations, credit unions, mortgage companies, insurance companies, investment banks, securities brokerages and other non-bank financial service providers. Banking in the State of Oregon has been substantially dominated by several very large banking institutions whose headquarters are not in Oregon. They include Wells Fargo Bank, US Bank, Key Bank, Washington Mutual Bank, and Bank of America. Together these large organizations hold a majority of the deposit and loan balances held by banks in the State of Oregon. Citizens Bank attempts to offset some of the advantages of these larger competitors through superior relationship building with the customer, better service, quicker response to the customers' needs, and local decision-making. We rely on the fact that many businesses and individuals within small Oregon communities want to see their money stay within the local economy, rather than see it used to fund loans in distant places.

GOVERNMENTAL POLICIES

The earnings and growth of the Company and its subsidiary, Citizens Bank, as well as their existing and future business activities, are affected not only by general economic conditions, but also by the fiscal and monetary policies of the Federal government and its agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements monetary policies (intended to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rates applicable to borrowings by banks from the Federal Reserve Bank. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans and paid on deposits. As banking is a business which depends largely on interest rate differentials (in general, the difference between the interest rates received by the banks on loans extended to their customers and interest paid on customer deposits), the influence of economic conditions and monetary policies on interest rates will directly affect earnings. The nature and impact of any future changes in monetary policies cannot be predicted.

SUPERVISION AND REGULATION - GENERAL

The following generally refers to certain statutes and regulations affecting the banking industry. These references provide brief summaries only and are not intended to be complete. These references are qualified in their entirety by the referenced statutes and regulations. In addition, some statutes and regulations which apply to and regulate the operation of the banking industry might exist which are not referenced below. Changes in applicable statutes and regulations may have a material effect on the business of the Company and its subsidiary.

BANCORP

As a financial bank holding company, the Company is subject to the Bank Holding Company Act of 1956 ("BHCA"), as amended, which places the Company under the supervision of the Board of Governors of the Federal Reserve System ("FRB"). In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities related to banking. Certain recent legislation commonly referred to as "Financial Modernization - The Gramm-Leach-Bliley Act" was designed to expand opportunities for banks and bank holding companies. The opportunities of this legislation for the Company are unclear at this time.

HOLDING COMPANY STRUCTURE

FRB REGULATION. The Company must obtain the approval of the FRB: (1) before acquiring direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such a bank; (2) before merging or consolidating with another bank holding company; and (3) before acquiring substantially all of the assets of any additional banks.

The Company is required by the BHCA to file annual and quarterly reports and such other reports as may be required from time to time by the FRB. In addition, the FRB conducts periodic examinations of the Company.

SUPPORT OF SUBSIDIARIES. Under FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to, and commit resources to support, each of its subsidiaries. Any capital loans the Company makes to its subsidiary are subordinate to deposits and to certain other indebtedness of the subsidiary. The Crime Control Act of 1990 provides that, in the event of a bank holding company's bankruptcy, the bankruptcy trustee will assume any commitment the bank holding company has made to a federal bank regulatory agency to maintain the capital of a subsidiary and this obligation will be entitled to a priority of payment.

TIE-IN ARRANGEMENTS. The Company and the subsidiary are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor its subsidiary may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor. Until recently, the FRB extended its bank-tying restrictions to bank holding companies and their non-bank subsidiaries. However, effective April 21, 1997, the bank anti-tying rules will no longer apply to the non-bank subsidiaries of a bank holding company.

STATE LAW RESTRICTIONS. As a corporation chartered under the laws of the State of Oregon, the Company is also subject to certain limitations and restrictions under applicable Oregon corporate law. For example, these include limitations and restrictions relating to: indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records, and minutes, and observance of certain corporate formalities.

SECURITIES REGISTRATION AND REPORTING. The Company is subject to the registration and reporting requirements of the Federal Securities Laws. The periodic reports, Proxy Statements, and other information filed by the Company with the Securities and Exchange Commission ("SEC") can be inspected and copied or obtained from the Washington, D.C., office of the SEC. In addition, the securities issued by the Company are subject to the registration requirements of the Securities Act of 1933 and applicable state securities laws unless exceptions to registrations are available.

CONTROL TRANSACTIONS. The Change in Bank Control Act of 1978, as amended, prohibits a person or group of persons from acquiring "control" of a bank holding company unless the FRB has been given 60 days prior written notice of the proposed acquisition, and within that time period, the FRB has not issued a notice disapproving the proposed acquisition, or extended for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to the expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the action. Under a rebuttable resumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute the acquisition of control.

In addition, any "company" would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% if the "company" is a bank holding company) or more of the outstanding shares of the Company, or obtain control over the Company.

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

DIVIDEND RESTRICTIONS

Dividends paid by the Bank to the Company are a material source of all of the Company's cash flow. Various federal and state statutory provisions limit the amount of dividends the Bank is permitted to pay to the Company without regulatory approval. FRB policy further limits the circumstances under which the bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.

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

Oregon, effective February 27, 1995, enacted "opting in" legislation generally permitting interstate mergers, subject to certain restrictions. Given that Oregon permitted interstate banking for a number of years, this legislation was not expected to have profound impact on banking in Oregon or on the Company or the Bank's operations in particular.

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

To become a FHC, a declaration of intent to engage in activities permissible for a FHC must be filed with the Federal Reserve Bank certifying that all requirements for eligibility have been met. The Company filed such a letter of intent with the Federal Reserve Board on February 15, 2000. At this time, the Company has no plans to expand into any of the activities approved under the GLBA, but may wish to do so in the future.

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

The GLBA also changed the membership requirements to join the Federal Home Loan Bank ("FHLB") for banks with $500 million or less in assets. The GLBA defines a "community financial institution" as a depository institution insured by the Federal Deposit Insurance Corporation ("FDIC") with less than $500 million in average total assets during the three years immediately proceeding the date of the membership application. These community financial institutions will not be required to hold at least 10 percent of their assets in residential mortgages in order to join the FHLB system. The section of the GLBA will not affect the Company's subsidiary, Citizens Bank, as it already holds membership in the FHLB.

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

The GLBA will be the subject of extensive rule making by federal banking regulators and others. The effects and/or benefits of the GLBA on the Company and its subsidiary Citizens Bank are unknown at this time.

The Company provided the Federal Reserve Board of San Francisco its declaration to elect to become a financial holding company, pursuant to the GLBA of 1999, on February 15, 2000. The Company received notice of approval from the Board of Governors of the Federal Reserve System on March 13, 2000. The Company has no current plan to engage in any of the financial activities permissible for a financial holding company under GLBA. The Company made its declaration only to be prepared to take advantage of any future business opportunities.

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

Regulations adopted by the Federal Banking Agencies as required by FDICIA impose even more stringent capital requirements. The regulators require the OCC and other Federal Banking Agencies to take certain "prompt corrective action" when a bank fails to meet certain capital requirements. The regulations establish and define five capital levels at which an institution is deemed to be "well-capitalized," "adequately capitalized," "undercapitalized," significantly undercapitalized" or "critically undercapitalized." In order to be "well-capitalized," an institution must maintain, at least 10% total risk-based capital, 6% Tier 1 risk-based capital, and a 5% Leverage Ratio. Increasingly severe restrictions are imposed on the payment of dividends and mortgage fees, asset growth and other aspects of the operations of institutions that fall below the category of "adequately capitalized" (which requires at least 8% total risk-based capital, 4% Tier 1 risk-based capital, and a 4% Leverage Ratio).

Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 2000, the Bank was not subject to any regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

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

The minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as stand-by letters of credit) required by the FRB for bank-holding companies is 8%. At least one-half of the total capital must be Tier 1 capital; the remainder may consist of Tier 2 capital. The Company is also subject to minimum Leverage Ratio guidelines. These guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies meeting certain specified criteria, including achievement of the highest supervisory rating. All other bank holding companies are required to maintain a Leverage Ratio which is at least 100 to 200 basis points higher (4% to 5%). These guidelines provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

In August of 1995, the Federal Banking Agencies adopted a final rule implementing the portion of Section 305 of FDICIA that requires the banking agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest rate risk. Effective September 1, 1995, when evaluating the capital adequacy of a bank, the Federal Banking Agencies' examiners started considering exposure to declines in the economic value of a bank's capital due to changes in interest rates. A bank may be required to hold additional capital for interest rate risk if it has a significant exposure or a weak interest rate risk management process. Concurrent with the publication of this final rule, the Federal Banking Agencies proposed for comment a joint policy statement describing the process the Federal Banking Agencies will use to measure and assess a bank's interest rate risk.

This joint policy statement was superseded by an updated Joint Policy Statement in June of 1996. Any impact the joint final rules and the Joint Policy Statement may have on the Company or its subsidiary cannot be predicted at this time.

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

Banking regulators are empowered under the Funds Act to prohibit insured institutions and their holding companies from facilitating or encouraging the shifting deposits from the SAIF to the BIF in order to avoid higher assessment rates. Accordingly, the FDIC recently proposed a rule that would, if adopted as proposed, impose entrance and exit fees on depository institutions attempting to shift deposits from the SAIF to the BIF as contemplated by the Funds Act. The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, only if no thrift institutions exist on that date.

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

CHANGES IN BANKING LAWS AND REGULATIONS

The laws and regulations that affect banks and bank holding companies frequently undergo significant changes at the federal and state levels. Bills are introduced from time to time in the United States Congress that contain proposals to alter the structure, regulation, and competitive relationships of the nation's financial institutions. Any changes in laws and regulations could have the effect of increasing or decreasing the cost of doing business, limiting or expanding permissible activities (including activities in the insurance and securities fields), or affecting the competitive balance among banks, savings associations, and other financial institutions. Such changes could also reduce the extent of federal deposit insurance, broaden the powers or the geographical range of operations of bank holding companies, alter the extent to which banks could engage in securities activities, alter the taxation of banks, bank holding companies and other financial services organizations, and change the structure and jurisdiction of various financial institution regulatory agencies. Such ongoing changes in laws and regulations, and the extent to which the business of the Company might be affected thereby, cannot be predicted with certainty.

ITEM 2.  PROPERTIES

The principal properties of the Company and its subsidiary, Citizens Bank, are comprised of banking facilities owned by the subsidiary.

The main office of Citizens Bank is located in the heart of the business and retail center in Corvallis, Oregon. The building was constructed in 1977 and has approximately 30,000 square feet of space on two levels above ground and a full basement. The second floor is occupied by the administrative support team, which includes the President/Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer, the Chief Marketing Officer, the Chief Lending Officer, Administrative Assistants, the Financial Officer, and the Loan Service Center.

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

The Bank also operates eight (8) other branches, of which five (5) are owned and three (3) are leased. These buildings range in size from 2500 square feet to approximately 9,000 square feet. Their primary function and use is to provide banking service to the Bank's customers. The Bank has a lease on the land on which the West Albany branch is located. The aggregate monthly rental of leased buildings and land is $11,683. The following sets forth all branch offices of the Bank.

       Main Office                    Junction City Office          East Albany Office
       275 SW Third Street            955 Ivy Street                2315 14th Ave SE
       Corvallis, Oregon              Junction City, Oregon         Albany, Oregon

       Circle Office    (1)           Philomath Office              West Albany Office    (4)
       978 NW Circle Blvd.            1224 Main Street              2230 Pacific Blvd SE
       Corvallis, Oregon              Philomath, Oregon             Albany, Oregon

       University Office    (2)       Veneta Office    (3)          McMinnville Office
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

On September 27, 2000 Citizens Bank purchased the land and building located next to its Main Branch parking lot. The building, in poor condition, was demolished. At this time, the Bank intends to use the land as additional parking for its customers. The Main Branch has grown its customer base substantially since the building was constructed in 1977 with no space to accommodate the need for additional parking. The improvements for the additional parking, which will add 10 new spaces, are anticipated to be completed by second quarter 2001.

ITEM 3.  LEGAL PROCEEDINGS

As of the date of filing this Form 10K neither the Company nor its subsidiary were a party to any material legal proceedings. Further, management is not aware of any threatened or pending lawsuits or other proceedings against the Company or its subsidiary which, if determined adversely, would have a material effect on the business or financial position of either of them. The Company or the Bank may from time to time become a party to litigation in the ordinary course of business, such as debt collection litigation or through an appearance as a creditor in a bankruptcy case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2000, no matters were submitted to the Company's security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established market for the Company's common stock, and the stock is not listed on and does not trade on or through any exchange or quotation system. There is no expectation that an established market will develop for the Company's common stock. As the transfer agent for the Company's common stock, Citizens Bank keeps an informal record of persons expressing an interest in buying or selling the Company's common stock and introduces prospective buyers and sellers. Citizens Bank also keeps some informal records of prices paid and received for the Company's common stock by certain persons. Neither the Company nor Citizens Bank does or will recommend prices for the Company's common stock.

The following table sets forth certain transaction prices per share for shares of Citizens Bank in 1996 and the Company's common stock for the periods shown. This information is based solely on prices and information reported to Citizens Bank by those persons whose transactions have come to its attention. The reported prices do not represent all transactions in the Company and Citizens Bank stock, and Citizens Bank can give no assurances as to the accuracy of the reported prices or the completeness of this information.

                                              HIGH           LOW
                               1996          $15.00        $ 9.00
                               1997          $15.00        $ 9.00
                               1998          $15.00        $14.50
                               1999          $16.60        $12.90
                               2000          $14.44        $10.00

                          Per share information for the current and prior periods reflect the effect of the stock dividends and stock splits.

The following table sets forth certain transaction prices per share for shares of the Company's common stock for the quarterly periods shown. This information is subject to the qualifications set forth above.

                                              HIGH                LOW
                  1999
                  FIRST QUARTER              $16.60             $15.92
                  SECOND QUARTER             $16.60             $15.20
                  THIRD QUARTER              $16.00             $15.00
                  FOURTH QUARTER             $15.25             $12.90

                  2000
                  FIRST QUARTER              $14.44             $12.00
                  SECOND QUARTER             $12.95             $10.00
                  THIRD QUARTER              $11.45             $10.00
                  FOURTH QUARTER             $12.00             $11.37

CITIZENS BANK/BANCORP, COMMON EQUITY HOLDING. As of December 31, 2000, there were 4,137,629.927 shares outstanding, held by 844 shareholders of record. As of March 1, 2001, there were 855 holders of Citizens Bancorp and 4,189,498.927 shares outstanding. All of the shares issued since December 31, 2000 were issued under the terms of the dividend reinvestment plan.

Holders are determined on the basis of ownership. Each entity that owns one or more shares is determined to be a holder. Holders can be individuals, partnerships, corporations, trusts, or any entity that can legally hold assets in the State of Oregon. Two or more individuals together can also be a holder, such as a husband and wife or a parent and child.

The Company has no formal dividend policy. The amount of any dividend is determined by the Bancorp Board of Directors and depends on the amount of profits generated and the growth objectives of the Company and the Bank, together with other factors considered by the Board in its discretion. Under Oregon law certain restrictions on the payment of dividends apply. Under these restrictions, a bank or holding company may not declare or pay any dividend in an amount greater than its retained earnings.

The following sets forth, for the calendar years shown, the cash and stock dividends per share of common stock declared by Citizens Bancorp in 1998, 1999 and 2000 and by Citizens Bank for the preceding years.


                           CASH DIVIDEND       STOCK DIVIDEND        STOCK SPLIT
             1996              $ .29                 --          2 for 1 stock split
             1997              $ .32                 5%                  --
             1998              $ .34                 --          2 for 1 stock split
             1999              $ .36                 5%                  --
             2000              $ .36                 --                  --

         Per share information for the current and prior periods reflect the effect of the stock dividends and stock splits.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company's consolidated financial statements and accompanying notes presented herein.

(In thousands, except share data)

Year ended December 31,

                                                         % increase
                                                          (decrease)
                                    2000        1999     1999 to 2000    1998       1997       1996
                                  --------    --------   ------------  --------   --------   --------
EARNINGS
Total interest income            $ 18,436     $ 17,023        8.30%    $ 16,947   $ 15,152   $ 13,704
Total interest expense              6,241        6,046        3.23%       5,917      5,286      5,034
Net interest income                12,195       10,977       11.10%      11,030      9,866      8,670

Provision for credit losses           454          264       71.32%         236        165        135

Net interest income after
provision for credit losses        11,741       10,713        9.60%      10,794      9,701      8,535

Total non-interest income           2,672        2,403       11.19%       2,226      1,857      1,569
Total non-interest expense          8,587        8,079        6.29%       7,153      6,194      5,306

Income before taxes                 5,826        5,037       15.66%       5,867      5,364      4,798
Income taxes                        2,214        1,783       24.17%       2,027      2,023      1,660
Net income                       $  3,612     $  3,254       11.00%    $  3,840   $  3,341   $  3,138
PER COMMON SHARE (1)
Net income                       $    .87     $    .79       10.13%    $    .94   $    .83   $    .79
Cash dividends                        .36          .36           0%         .34        .32        .29
Book value                           6.54         5.90       10.85%        5.53       4.81       4.24

PERIOD END BALANCES
Total assets                     $244,380     $239,606        1.99%    $233,978   $200,117   $191,887
Net loans                         157,784      139,123       13.41%     130,707    120,269    114,648
Deposits                          200,960      194,350        3.40%     188,235    161,700    161,834
Repurchase agreements              12,651       13,425       (5.77%)     16,299     14,086     10,040
Shareholders' equity               27,063       24,342       11.18%      22,585     19,411     16,805

PERFORMANCE RATIOS
Return on Average Assets             1.52%        1.36%                    1.83%      1.79%      1.81%
Return on Average Equity            13.81%       13.22%                   17.64%     17.53%     19.27%
Average Assets to Average           11.03%       10.29%                   10.36%     10.21%      9.42%
Equity

(1) Per share amounts and the average number of shares outstanding have been restated for, stock dividends of 5% in 1999 and 5% in 1997, a 2-for-1 stock split in 1998, and a 2-for-1 stock split in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997.

NET INCOME. For the three years ended December 31, 2000, the Company's net income was $3.612 million, $3.254 million and $3.840 million, respectively. 2000 net income increased $.4 million or 11.0% as compared to 1999, which decreased $.6 million or 15.3% over 1998. The Company's increased net income in 2000 is primarily due to increased income from loans and investments. The increase in interest income on loans was primarily due to volume increases. The increase in investments was due to rate increases.

The average rate on loans for 2000, 1999, and 1998 was 9.6%, 9.3%, and 10.1%, respectively. The net increase in the average loan yield was due to better pricing on loans based on a risk rating model. Management believes that the addition of experienced loan officers and new loan administration contributed to the increase in loan volumes in 2000.

The increase in the investment portfolio was due to reinvestment of maturing securities in the first six months of the year at higher yields.

The Company's increase in net income was also benefited by a net increase in earning assets to total assets. Average earning assets to total assets for the years 2000, 1999, and 1998 were 92.3%, 91.1%, and 92.6%, respectively. Increases in loan volumes were the primary reason for the increase in average earning assets in 2000. Average yields on earning assets for 2000, 1999, and 1998 were 8.5%, 7.9%, and 8.7%, respectively.

The Company's net income was benefited by an increase in net interest margin. For the three years ended December 31, 2000, the Company's net interest margin was 5.6%, 5.1%, and 5.7%, respectively.

INTEREST INCOME. Interest income totaled $18.4 million for the year ended December 31, 2000, an 8.3% increase over the $17.0 million for 1999, which was a
 .5% increase over the $16.9 million for 1998. The 2000 increase was primarily due to increased loan volume while the 1999 increase was due to increased investment volume.

INTEREST EXPENSE. Interest expense for the year ended December 31, 2000 was $6.2 million, a 3.2% increase over the $6.0 million expense for 1999, which was a 2.2% increase over the $5.9 million expense for 1998. The 2000 increase was due to deposit volume and rate increases. In 1999, volumes went up and rates went down, while 1998 was primarily due to volume increases.

NET INTEREST INCOME. Net interest income for the years 2000, 1999, and 1998 were $12.2 million, $11.0 million, and $11.0 million, respectively. Additionally, for the same periods beginning with 2000, net interest margins were 5.6%, 5.1%, and 5.7%, respectively. The increase in the net interest margin from 1999 to 2000 was primarily due to the increased average rate on loans and the increased percentage of average earning assets represented by loans (68% versus 62%). The decrease in net interest margin from 1998 to 1999 was primarily due to the decreased average interest rate on loans, and the reduced percentage of earning assets represented by loans (62% versus 67%).

The following table sets forth, for the periods indicated, interest income and interest expense with the resulting average yield or rate by category of average earning assets and average interest bearing liabilities.

                                         AVERAGE BALANCES AND TAX-EQUIVALENT NET INTEREST MARGIN

YEAR ENDED DECEMBER 31,               2000                            1999                          1998
                         ------------------------------   -----------------------------  -----------------------------
                                      Int.     Avg.Rate               Int.    Avg. Rate              Int.    Avg. Rate
                          Average    Income     Earned/   Average    Income    Earned/   Average    Income    Earned/
(In thousands)            Balance   (Expense)    Paid     Balance   (Expense)    Paid    Balance   (Expense)   Paid
                         ---------  --------   --------   --------  --------  ---------  -------   --------- ---------
ASSETS
Loans (2)                $ 151,164  $ 14,470     9.57%    $135,032  $ 12,614     9.34%   $130,895  $ 13,167    10.05%
INVESTMENT SECURITIES:
    Taxable                 57,490     3,333     5.80%      58,142     3,191     5.49%      5,022     2,693     5.98%
    Tax-exempt(1)            8,418       571     6.78%       8,986       533     5.93%      5,787       373     6.45%
    TOTAL
    INVESTMENT
      SECURITIES            65,908     3,904     5.92%      67,128     3,724     5.55%     50,809     3,066     6.03%
Interest bearing
 deposits in banks and
 federal funds sold          3,393       256     7.54%      15,820       866     5.47%     14,937       843     5.64%
TOTAL EARNING ASSETS       220,465    18,630     8.45%     217,980    17,204     7.87%    196,722    17,076     8.68%
Cash and due from banks      6,608                          12,388                          8,357
Premises and equipment       5,197                           4,689                          2,904
Other assets                 7,185                           5,707                          3,424
Allowance for credit
 losses                     (1,302)                         (1,417)                        (1,299)
TOTAL                     $238,153                        $239,377                       $210,198
LIABILITIES AND
SHAREHOLDERS' EQUITY
Deposits:
  Savings, MMDA, NOW     $ 102,738    (2,163)    2.11%    $100,438    (2,336)   2.33%    $ 74,518    (1,960)    2.63%
  Time                      62,103    (3,401)    5.48%      56,127    (2,865)   5.10%      60,014    (3,226)    5.38%
    TOTAL INTEREST-
    BEARING DEPOSITS       168,841    (5,564)    3.30%     156,565    (5,201)   3.32%     134,532    (5,186)    3.85%
Repurchase agreements       14,163      (527)    3.72%      15,935      (505)   3.17%      14,225      (525)    3.69%
Other borrowings             2,244      (150)    6.73%       5,603      (340)   6.07%       3,961      (206)    5.20%
TOTAL INTEREST-BEARING
LIABILITIES                181,248    (6,241)    3.44%     178,103    (6,046)   3.39%     152,718    (5,917)    3.87%
Demand deposits             29,264                          33,565                         34,792
Other liabilities            1,377                           3,088                            918
Shareholders' equity        26,264                          24,621                         21,770
TOTAL                     $238,153                        $239,377                       $210,198
Net interest margin(1)              $ 12,389                        $ 11,158                        $11,159
Interest income as a
 % of avg. earning
 assets                                          8.45%                          7.89%                           8.68%
Interest expense as a %
 of avg. earning assets                          2.83%                          2.77%                           3.01%
Net interest margin                              5.62%                          5.12%                           5.67%

(1) Includes taxable equivalent adjustments related to income on securities that is exempt form federal income taxes. The federal statutory rate was 34%
(2) For purposes of these calculations, nonaccrual loans are included in the average loan balance outstanding. Loan fees and late charges of $423, $486, and $971 are included in interest income for 2000, 1999 and 1998.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volumes and rates. Changes not due solely to volume or rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                                         2000 versus 1999              1999 versus 1998
                                        Increase (decrease)           Increase (decrease)
                                         Due to change in              Due to change in
                                     --------------------------   ----------------------------
                                      Average   Average    Net    Average   Average     Net
                                      Volume     Rate    Change    Volume    Rate     Change
                                     --------   ------  --------  --------  ------    -------
            (in thousands)
     INTEREST INCOME
     Loans                           $ 1,538    $  318   $ 1,856     $ 407   $ (960)    $ (553)
     Investment securities               (69)      249       180       921     (263)       658
     Interest-bearing deposits in
     banks and federal funds sold       (854)      244      (610)       47      (24)        23
     TOTAL INTEREST INCOME               615       811     1,426     1,375   (1,247)       128

     INTEREST EXPENSE
     Savings deposits                     53      (226)     (173)      623     (247)       376
     Time deposits                       318       218       536      (203)    (158)      (361)
     Repurchase agreements               (60)       82        22        59      (79)       (20)
     Other borrowings                   (222)      (32)     (190)       96       38        134
     TOTAL INTEREST EXPENSE               89       116       195       575     (446)       129
     CHANGES IN NET
     INTEREST INCOME                   $ 526     $ 705   $ 1,231     $ 800   $ (801)      $ (1)

The following chart further reflects changes in average balances and rates from December 31, 2000 to December 31, 1999.

INCREASE (DECREASE) IN AVERAGE BALANCE:                 INCREASE (DECREASE) IN AVERAGE RATE:
Loans                                  11.95%           Loans                                 2.46%
Investments                           (1.82)%           Investments                           6.67%
Fed Funds & Deposits                 (78.55)%           Fed Funds & Deposits                 37.84%

TOTAL EARNING ASSETS                    1.14%           TOTAL EARNING ASSETS                  7.10%

Savings, NOW, MMDA                      2.29%           Savings, NOW, MMDA                  (9.44)%
Time                                   10.65%           Time                                  7.45%
Repurchase Agreements                (11.12)%           Repurchase Agreements                17.35%
Other Borrowings                     (59.95)%           Other Borrowings                     10.05%
TOTAL INT BEAR LIABILITIES              1.77%           TOTAL INT BEAR LIABILITIES            1.47%

The following table further reflects changes in average balances and rates from December 31, 1999 to December 31, 1998.

INCREASE (DECREASE) IN AVERAGE BALANCE:                 INCREASE (DECREASE) IN AVERAGE RATE:
Loans                                   3.16%           Loans                               (7.06)%
Investments                            32.09%           Investments                         (7.96)%
Fed Funds & Deposits                    5.92%           Fed Funds & Deposits                (3.01)%

TOTAL EARNING ASSETS                   10.82%           TOTAL EARNING ASSETS                (9.10)%

Savings, NOW, MMDA                     34.78%           Savings, NOW, MMDA                 (11.41)%
Time                                  (6.48)%           Time                                (5.20)%
Repurchase Agreements                  12.02%           Repurchase Agreements              (14.09)%
Other Borrowings                       41.45%           Other Borrowings                     16.73%
TOTAL INT BEAR LIABILITIES             16.62%           TOTAL INT BEAR LIABILITIES         (12.40)%

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES. Net interest income after provision for credit losses was $11.7 million at December 31, 2000, $10.7 million at December 31, 1999, and $10.8 million at December 31, 1998. Total provision for credit losses for the three years ending December 31, 2000 was $454,000, $264,000, and $236,000, respectively. The Company increased the provision for credit losses based on its loan loss reserve analysis of the loan portfolio derived from the loan grading system and the loss analysis of impaired loans. Recoveries were $63,000, $20,000, and $14,000, respectively. Charge-offs of $78,000, $632,000, and $32,000 were realized during the same periods. Historically, the Company's loan charge-off levels have been very low compared to its peers. Management attributes part of the increases in charge-offs to what would be expected as a result of growth in the loan portfolio. More than half of the increase to $632,000 in 1999 was attributable to a single commercial loan. Management has no reason to believe the increase is a trend in the overall quality of the loan portfolio. Management will continue to monitor and analyze charge-off levels closely. Management's assessment of the allowance for credit losses includes various factors such as current delinquent and non-performing loans, historical analysis of credit loss experience, knowledge of the present and anticipated economic future of this market area, and loan grades. Management believes the quality of the loan portfolio is outstanding due to strong internal controls, excellent loan policy standards, experienced loan officers, conservative underwriting practices, and the good economy in Oregon. Management believes the allowance for credit losses at December 31, 2000 of $1.5 million is adequate. The allowance for credit losses to total loans at December 31, 2000, 1999, and 1998 respectively was .95%, .77%, and 1.07%.

NON-INTEREST INCOME. Non-interest income was $2.7 million for the year ended December 31, 2000, an 11.2% increase from $2.4 million in 1999, which was 8.0% higher than the $2.2 million in 1998. These increases are due to increased service charges, customer fee income, and Bankcard income, which is primarily a function of increased volumes of accounts. Part of the increase came from Merchant Bankcard processing and fees associated with ATM and debit cards. The Company also instituted an overdraft protection program for individual account holders. The program covers non-sufficient funds (NSF) up to an account specific amount and charges the normal NSF fee. This product protects the customer against returned checks and provides the Company other non-interest income for this service.

NON-INTEREST EXPENSE. Non-interest expenses consist primarily of employee salaries and benefits, occupancy, data processing, Bankcard services, office supplies, professional services and other non-interest expenses. Overall increases are a result of the Company's increased volume, management's emphasis on business development, start-up cost associated with its new on-line banking product, marketing, and staff training.

Non-interest expense was $8.6 million for the year ended December 31, 2000, an increase of $.5 million (6.3%) from the year ended December 31, 1999, which was an increase of $.9 million (13.0%) over the period ended December 31, 1998.

At the end of 2000, the Company employed 121 full time equivalent employees compared to 119 at the end of 1999 and 111 at the end of 1998. The increase in 2000 was due to hiring of two new officers, one in the mortgage department and one in marketing. The increase from 1998 to 1999 was primarily due to the staffing of two new branch offices opened in that year. The Company has continued to increase staff productivity through training, education, and hiring practices.

INCOME TAXES. Income tax expense for 2000 was $2.2 million or 38.0% of income before taxes, 1999 was $1.8 million or 35.4% of income before taxes, and 1998 was $2.0 million or 34.5% of income before taxes.

ASSET/LIABILITY MANAGEMENT. The Company uses an asset/liability modeling system called ALX to estimate the degree of interest rate risk and market risk inherent in its mix of interest earning assets and interest bearing liabilities. The Company's profitability is dependent to a large extent on net interest income. The Company is very slightly asset sensitive, meaning that interest earning assets mature or are otherwise subject to repricing at a slightly faster rate than interest bearing liabilities. A significant decrease in market rates could adversely impact the net earnings of the Company. In contrast, an inclining interest rate environment could have a positive affect on net interest income. The Company's strategy is to keep a position that is very close to "balanced". That is, the repricing of assets and liabilities would move much at the same rate. Because the current position is only slightly asset sensitive the net interest margin should increase slightly when rates increase and decrease slightly when rates fall.

LIQUIDITY AND SOURCES OF FUNDS. The Company's primary sources of funds for liquidity purposes are customer deposits, maturities of investment securities, sales of "available for sale" securities, loan repayments, advances on lines of credit from correspondent banks and from the Federal Home Loan Bank of Seattle, and the purchase of federal funds. The Company can anticipate the availability of funds from scheduled loan repayments, maturities of securities and from borrowed funds. Customer deposits and unscheduled payments of loans are influenced by the interest rate environment, the condition of the economy, competition, and other factors.

Deposits are a primary source of new funds. At December 31, 2000, total deposits were $201.0 million, $194.4 million at December 31, 1999 and $188.2 million at December 31, 1998. The

Company also had REPO's (securities sold under agreements to repurchase) for the periods of December 31, 2000, 1999, and 1998 of $12.7 million, $13.4 million, and $16.2 million, respectively. The overall cost of funds was as follows:

            COST OF FUNDS
    2000          1999        1998
    ----          ----        ----
    3.4%          3.4%        3.9%

Management anticipates that the Company will rely primarily on deposit growth, maturities of investment securities, sales of "available for sale securities," and loan repayments to meet its liquidity needs. Borrowings can be used to provide liquidity for short-term, needs but it is the practice of the Company to attempt to fund long-term loans and investments with core deposits and earnings, not short-term borrowings. A limited amount of borrowings may be used on a long-term basis to fund lending activities and to match maturities or repricing intervals of assets.

The average daily amount of deposits and rates paid on deposits is summarized for the periods indicated in the following table:

                              2000                     1999                    1998
                      --------------------      ------------------     -------------------
(In Thousands)        Amount $      Rate %      Amount $    Rate %     Amount $     Rate %
DEPOSITS
Demand                 $29,264          --       $33,565        --      $34,792         --
Savings               $102,738       2.11%      $100,438     2.33%      $74,518      2.63%
Time                   $62,103       5.48%       $56,127     5.10%      $60,014      5.38%
TOTAL                 $194,105                  $190,130               $169,324

The following table indicates the amount of the Bank's certificates of deposits with balances equal to or greater than $100,000 classified by time remaining until maturity as of December 31, 2000.

                       Maturity Period           Certificates of Deposit
                       ---------------           -----------------------
                                     In Thousands
               3 months or less                            7,467
               3 months through 6 months                   4,576
               6 months through 12 months                  6,108
               Over 12 months                              4,389
               TOTAL                                     $22,540

The following table is a summary of securities sold under repurchase agreement
(REPO) for each of the last three years.

                                  (Dollars in Thousands)

                                               2000           1999           1998
                                             ---------      ---------     ---------
       Securities sold under agreement to repurchase:
       Average interest rate
             At year end                         3.29%          3.26%         3.10%
             For the year                        3.72%          3.17%         3.69%
       Average amount outstanding
       during the year                       $  14,163      $  15,935     $  14,225
       Maximum amount outstanding at
       any month end                         $  15,433      $  18,124     $  16,299
       Amount outstanding at year end        $  12,651      $  13,425     $  16,299

CAPITAL RESOURCES. The Company is subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines that involve quantitative measures of the Company's assets, and certain off-balance-sheet items as calculated under regulatory accounting practices, the Company's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As of December 31, 2000, the most recent notification from the Bank's regulator, categorized the Bank as well-capitalized under the applicable regulations. To be categorized as "well capitalized", the Company must maintain at least 10% total risk based capital, 6% Tier 1 risk based capital and 5% Tier 1 leverage capital. There are no conditions or events since that notification that management believes have changed its category rating.

Shareholders' equity increased to $27.1 million at December 31, 2000, from $24.3 million in 1999 and $22.6 million in 1998. This increase reflects net income of $3.6 million, other comprehensive income of $.4 million and $.2 million from the dividend reinvestment plan. These increases were primarily offset by a cash dividend declared of $1.5 million. The Company's shareholder average equity, as a percentage of average assets, was 11.0% for the year ended December 31, 2000, 10.3% for the year ended December 31, 1999, and 10.4% for the year ended December 31, 1998.

As interest rates change, the value of the Bank's "available for sale" investment portfolio, which is reported at fair value, may be positively or negatively impacted and therefore may cause an increase or a reduction in reported shareholders' equity. Equity grew at 11.2% over the period between December 31, 1999 and December 31, 2000, while assets grew by 2.0% over the same period.

At December 31, 2000, the Company had no material commitment for capital expenditures that would negatively impact the Company's capital position.

The following table indicates the Company's capital adequacy position at December 31, 2000 and at December 31, 1999 and compares those positions to capital adequacy requirements.

                                     Citizens Bancorp
                                     ----------------
                                                                         For Capital
       (in thousands)                     Actual                      Adequacy Purposes
       --------------             ----------------------         ---------------------------
  AS OF DECEMBER 31, 2000:         Amount          Ratio         Amount                Ratio
  ------------------------         ------          -----         ------                -----
Total Risk-Based Capital (to
Risk-Weighted Assets)             $28,025          16.7%         $13,450      (greater than or equal to)8%
Tier 1 Capital (to
Risk-Weighted Assets)             $26,515          15.8%         $ 6,725      (greater than or equal to)4%
Tier 1 Capital (to average
Total Assets)                     $26,515          11.0%         $ 9,678      (greater than or equal to)4%


  AS OF DECEMBER 31, 1999:
  ------------------------

Total Risk-Based Capital (to
Risk-Weighted Assets)             $25,531          17.1%         $11,963      (greater than or equal to)8%
Tier 1 Capital (to
Risk-Weighted Assets)             $24,460          16.4%         $ 5,982      (greater than or equal to)4%
Tier 1 Capital (to average
Total Assets)                     $24,460          10.1%         $ 9,677      (greater than or equal to)4%

Shareholders equity increased to $27.1 million at December 31, 2000 from $24.3 million in 1999 and $22.6 million in 1998.

INVESTMENT PORTFOLIO

The following table shows Investments Held to Maturity.

                                             In Thousands
                                             ------------
                                       Outstanding Balance at December 31,
                                                     2000
                              Estimated Fair Value    Amortized Cost   % of Portfolio
                              --------------------    --------------   --------------
Obligations of States and
Political Subdivisions                8,335                8,304            13.92%
TOTAL                                $8,335               $8,304            13.92%


                                             In Thousands
                                             ------------
                                       Outstanding Balance at December 31,
                                                     1999
                              Estimated Fair Value    Amortized Cost   % of Portfolio
                              --------------------    --------------   --------------
Federal Agency Obligations            487                   485                .70%
Obligations of States and
Political Subdivisions              7,720                 7,937              11.49%
TOTAL                              $8,207                $8,422              12.19%


                                             In Thousands
                                             ------------
                                       Outstanding Balance at December 31,
                                                     1998
                              Estimated Fair Value    Amortized Cost   % of Portfolio
                              --------------------    --------------   --------------
U.S. Treasury Securities             $2,036               $2,014             3.33%
Federal Agency Obligations              501                  484              .80%
Obligations of States and
Political Subdivisions                7,320                7,235            11.94%
TOTAL                                $9,857               $9,733            16.07%

The following table sets forth the maturities and weighted average yields of securities held to maturity at December 31, 2000.

                                             IN THOUSANDS
                                               After 1 year, but  After 5 years, but
Amount                         Within 1 year    before 5 years      before 10 years     After 10 years
------                         -------------   -----------------  ------------------    --------------
Obligations of States and
Political Subdivisions               550              3,002              4,063               689
TOTAL                               $550             $3,002             $4,063              $689

Weighted Average Yield*
-----------------------
Obligations of States and
Political Subdivisions              4.96%             5.88%              5.92%              5.97%
TOTAL                               4.96%             5.88%              5.92%              5.97%

* Yield on tax exempt obligations have computed on a tax equivalent basis of 34%

The following tables show Investments Available for Sale.

                                             In Thousands
                                             ------------
                                  Outstanding Balance at December 31,
                                                 2000
                              Estimated Fair Value         Amortized Cost           % of Portfolio
                              --------------------         --------------           --------------
U.S. Treasury Securities            $24,617                   $24,578                   41.26%
Federal Agency Obligations           25,958                    25,985                   43.50%
Other Securities                        792                       792                    1.32%
TOTAL                               $51,367                   $51,355                   86.08%

                                             In Thousands
                                             ------------
                                  Outstanding Balance at December 31,
                                                 1999
                              Estimated Fair Value         Amortized Cost           % of Portfolio
                              --------------------         --------------           --------------
U.S. Treasury Securities            $30,485                   $30,711                   44.12%
Federal Agency Obligations           29,452                    29,900                   43.30%
Other Securities                        741                       741                    1.08%
TOTAL                               $60,678                   $61,352                   87.81%


                                             In Thousands
                                             ------------
                                  Outstanding Balance at December 31,
                                                 1998
                              Estimated Fair Value         Amortized Cost           % of Portfolio
                              --------------------         --------------           --------------
U.S. Treasury Securities            $26,864                   $26,679                   44.34%
Federal Agency Obligations           23,334                    23,137                   38.51%
Other Securities                        657                       657                    1.08%
TOTAL                               $50,855                   $50,473                   83.93%

The following table sets forth the maturities, weighted average maturities, and weighted average yields of securities available for sale.

                                                After 1 year, but  After 5 years, but
Amount                         Within 1 year     before 5 years      before 10 years     After 10 years
------                         -------------    -----------------  ------------------    --------------
U.S. Treasury Securities           $16,039            $8,578                0                  0
Federal Agency Obligations          13,965            11,993                0                  0
Other Securities                       792                 0                0                  0
TOTAL                              $30,796           $20,571               $0                 $0

                                                    Investments Available For Sale
                               ------------------------------------------------------------------------
                                                After 1 year, but   After 5 years, but
                               Within 1 Year     before 5 years       before 10 years    After 10 years
                               -------------    -----------------   ------------------   --------------
Weighted Average Yield*
-----------------------
U.S. Treasury Securities            5.85%             5.40%                 0                 0
Federal Agency Obligations          5.68%             5.70%                 0                 0
Other Securities                    6.59%                0%                 0                 0
TOTAL                               5.77%             5.61%                 0%                0%


* Yield information is computed using amortized cost balances and does not give effect to changes in fair value that are reflected as a component of shareholders equity.

LENDING AND CREDIT MANAGEMENT. Interest on loans is the primary source of income for the Company. Net loans represented 64.6% of total assets as of December 31, 2000 as compared to 58.1% at December 31, 1999. The Bank's goal is to serve the credit needs of the communities in which its offices are located. The primary focus for lending is small-to-medium sized businesses, professionals, and individuals. The Bank offers a broad base of loan products. Substantially all of the Bank's loans are to customers located within the Bank's service areas.

Although the risk of non-payment always exists, the type and level of risk changes with different types of loans. The primary source of repayment is the income generated by a business or by an individual. Loan risk is mitigated by lending to borrowers with proven credit histories and demonstrated ability to repay. Collateral provides an additional measure of security. The Bank manages risk in the loan portfolio through its loan policies, underwriting practices and continuing education for the lending professionals it employs.

At December 31, the following table sets forth the composition of the Bank's Loan Portfolio by type of loan as of the dates indicated.


                         2000               1999                1998               1997               1996
                   ---------------     --------------     ---------------     --------------     --------------
Type of Loan        Amount      %      Amount      %      Amount       %      Amount      %      Amount      %
------------       -------     ---     -------    ---     -------     ---     -------    ---     ------     ---

Commercial        $ 29,088     18%    $ 26,520    19%    $ 26,234     20%    $ 23,507    20%    $ 21,975     19%
Agriculture         14,816      9%      13,875    10%      12,402      9%      10,992     9%       9,072      8%
Real Estate
  Construction       8,651      6%       7,352     5%       7,900      6%       5,459     4%       3,865      3%
     1-4 Family     29,066     18%      29,776    20%      31,390     24%      34,625    28%      34,322     29%
     Other          73,505     46%      59,537    43%      50,421     38%      42,142    35%      40,300     35%
Consumer             4,710      3%       3,718     3%       4,393      3%       5,423     4%       6,861      6%
TOTAL LOANS       $159,836            $140,778           $132,740            $122,148           $116,395
Less Deferred
Loan Fees             (542)               (584)              (614)               (678)              (709)
Less Allowance
for Credit Losses   (1,510)             (1,071)            (1,419)             (1,201)            (1,038)
NET LOANS         $157,784    100%    $139,123   100%    $130,707    100%    $120,269   100%    $114,648     100%

Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans deemed to be uncollectible, or when the principal or interest payment becomes 90 days past due. At December 31, 2000 the Bank no loans that were 90 days or more past due and still accruing interest because in management's judgement the loans were well secured and in the process of collection.

The following table shows the contractual maturity of the Bank's gross loans at December 31, 2000. Loans having no stated schedule of repayments and no stated maturity, demand loans, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, deferred loan fees and discounts, and allowance for losses on loans. The table does not reflect any estimate of prepayments, which significantly shorten the average life of all loans and may cause the Bank's actual repayment experience to differ from that shown below.

                                            In Thousands
                                            ------------
                                            After 1 year,      After 5 years,
                        Within 1 year       but before 5       but before 10       After 10 years
                                                years              years
                        -------------       -------------      --------------      --------------
Commercial                 $11,062             $12,017             $3,391              $2,740
Agriculture                 10,133               2,027                138                 291
Real Estate
     Construction            4,265                   0                622               3,679
     1-4 Family              2,102               2,558              6,100              19,284
     Other                   3,139               7,679             19,812              43,585
Consumer                     1,238               2,896                483                  53
TOTAL                      $31,939             $27,177            $30,546             $69,632

The following table sets forth the dollar amount of all loans due one year or more after December 31, 2000, which have fixed interest rates and have floating or adjustable interest rates.

                                           In Thousands
                                           ------------
                                                              Floating or
                                       Fixed Rates          Adjustable Rates
                                       -----------          ----------------
                Commercial               $8,819                  $9,329
                Agriculture               1,303                   1,153
                Real Estate
                     Construction             0                   4,301
                     1-4 Family          11,133                  16,809
                     Other               28,685                  42,391
                Consumer                  2,470                     962
                TOTAL                   $52,410                 $74,945

PROVISION FOR CREDIT LOSSES. The provision for credit losses represents charges made to operating expense to maintain an appropriate allowance for credit losses. Management considers various factors in establishing an appropriate allowance. These factors include an assessment of the financial condition of the borrower, a determination of the borrower's ability to service the debt from cash flow, a conservative assessment of the value of the underlying collateral, the condition of the specific industry of the borrower, the economic health of the local community, a comprehensive analysis of the levels and trends of loan types, and a review of past due classified loans, and impaired loans.

It is Bank policy that once each quarter, Bank management makes recommendations to the Board regarding the adequacy of the Bank's allowance for credit losses and the amount of the provision that should be charged against earnings for the next three months. Management's recommendations are based on an internal loan review process to determine specific potential loss factors on classified loans, risk factor of loan grades, historical loss factors derived from actual net charge-off experience, trends in non-performing loans, and other potential risks in the loan portfolio such as industry concentration, the local economy, and the volume of loans.

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

For the years ended December 31, 1998 through 2000, the Company charged $236,000, $264,000, and $454,000, respectively, to its provision for credit losses.

It is the opinion of management that the allowance for credit loss at December 31, 2000 of $1.5 million is adequate.

The following table represents information with respect to non-performing loans and other assets:

                                                       2000        1999        1998        1997         1996
                                                    -------     -------     -------     -------      -------
Loans on non-accrual status                         $ 1,117     $   654     $   173     $     0      $     4
Loans past due greater than 90 days                       2          73         447         438           23
                                                    -------     -------     -------     -------      -------
Total non-performing loans                            1,119         727         620         438           27
Other real estate owned                                 205           0           0         240           59
                                                    -------     -------     -------     -------      -------
Total non-performing assets                         $ 1,324     $   727     $   620     $   678      $    86
                                                    =======     =======     =======     =======      =======
Allowance for loan losses                           $ 1,510     $ 1,071     $ 1,419     $ 1,201      $ 1,039
Allowance for loan losses/non-performing assets        114%        147%        229%        177%       1,208%
Non-performing loans/total loans                       .70%        .51%        .47%        .36%         .02%
Non-performing assets/total assets                     .54%        .30%        .27%        .34%         .04%

Interest income which would have been realized on non-accrual loans was not significant to the accompanying consolidated financial statements. In addition loans past due 90 days or more and still accruing interest were not significant to the accompanying consolidated financial statements.

The Company has a policy that places loans on nonaccrual status after they become 90 days past due unless the loan is well secured and in the process of collection. The Company may place loans that are not contractually past due or that are fully collateralized on nonaccrual status as a management tool to actively oversee specific loans. Loans on nonaccrual status at December 31, 2000 were approximately $1,117,000, $654,000 at December 31, 1999, and $173,000 at
December 31, 1998. Of the $1,117,000 on non-accrual status as of December 31, 2000 approximately $453,000 represents the SBA guaranteed balance on one commercial loan. The Company anticipates that this loan will be paid-off by the SBA sometime in the second quarter 2001.

The following table summarizes transactions in the allowance for credit losses and details the charge-offs, recoveries, and net credit losses by loan category for the last five years.


                                                     IN THOUSANDS
                                                     -------------
                                  2000         1999         1998         1997          1996
                                  ----         ----         ----         ----          ----
ALLOWANCE AT BEGINNING OF
PERIOD:                          $1,071       $1,419       $1,201       $1,038       $  896
Provision for Credit Losses         454          264          236          165          134
CHARGE-OFFS:
Commercial                           24          560           28            0            0
Agriculture                           0            0            0            0            0
Real Estate                           0            0            0            0            0
    Construction                      0            0            0            0            0
    1-4 Family                        0           61            0            0            0
    Other                             1            0            0            0            0
Consumer                             53           11            4            2            8
TOTAL CHARGE-OFFS:               $   78       $  632       $   32       $    2       $    8
RECOVERIES:
Commercial                           63            1           14            0           15
Agriculture                           0            0            0            0            0
Real Estate                           0            0            0            0            0
    Construction                      0            0            0            0            0
    1-4 Family                        0            0            0            0            0
    Other                             0            0            0            0            0
Consumer                              0           19            0            0            0
TOTAL RECOVERIES
                                 $   63       $   20       $   14       $    0       $   15
NET RECOVERIES
(CHARGE-OFFS)                       (15)        (612)         (18)          (2)           7
BALANCE AT
END OF PERIOD                    $1,510       $1,071       $1,419       $1,201       $1,038
RATIO OF NET CHARGE-OFFS
TO AVG. LOANS OUTSTANDING           .01%         .45%         .01%         .00%         .00%

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES. The Company does not normally allocate the allowance for loan losses to specific loan categories. An allocation to the major categories is made below for presentation purposes. This allocation process does not necessarily measure anticipated future credit losses; rather it seeks to measure the Bank's assessment on a quarterly basis the perceived credit loss exposure and the impact of current and anticipated economic conditions. The following table is the allocation for the last five years:

                      2000              1999              1998              1997              1996
                  --------------    --------------    --------------    --------------    ---------------
                            % of              % of              % of              % of              % of
                           Total             Total             Total             Total             Total
                  Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans
                  ------   -----    ------   -----    ------   -----    ------   -----    ------   -----
Commercial        $  271     18%    $  203     19%    $  283     20%    $  240     20%    $  197     19%
Agriculture          136      9%       108     10%       129      9%       108      9%        83      8%
Real Estate
Construction          91      6%        53      5%        85      6%        48      4%        31      3%
1-4 Family           272     18%       214     20%       340     24%       336     28%       301     29%
Other                695     46%       460     43%       539     38%       421     35%       363     35%
Consumer              45      3%        33      3%        43      3%        48      4%        63      6%
                  ------   -----    ------   -----    ------   -----    ------   -----    ------   -----
                  $1,510    100%    $1,071    100%    $1,419    100%    $1,201    100%    $1,038    100%

In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and in October 1996 issued SFAS No. 118," "Accounting by Creditors for Impairment of a Loan--Income Recognition Disclosures, an amendment to SFAS No. 114." The Bank measures impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. The Bank excludes loans that are currently measured at fair value or at lower of cost or fair value, and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment. At December 31, 2000 and 1999, the Bank had no materially impaired loans.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET-LIABILITY MANAGEMENT AND INTEREST RATE SENSITIVITY

The Company's results of operations are largely dependent on its ability to manage net interest income. The principal purpose of asset-liability management is to manage the Bank's sources and uses of funds under various interest rate and economic conditions in order to stabilize net income and minimize risk.

The Bank analyzes its interest rate risk by simulation modeling and by traditional interest rate gap analysis. The model analyzes the Bank's current position and anticipated future results based on assumptions and estimations that management deems reasonable, although actual results may vary substantially.

The main component of asset-liability management is the management of the Bank's interest rate sensitivity and market risk. Interest-rate sensitivity is defined as the volatility in earnings resulting from changes in interest rates and/or the mismatch of repricing intervals between assets and liabilities. The Bank's management attempts to manage its assets and liabilities to maximize earnings growth by minimizing the effects of changing market rates, asset and liability mix, and prepayment trends. This is a "balanced position" strategy which lessens the volatility in interest income. Management actively manages the relationship between its interest rate sensitive assets and interest rate sensitive liabilities.

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

The following table sets forth the interest rate sensitivity of the Bank's assets and liabilities over various contracted repricing periods and maturities as of December 31, 2000. Certain shortcomings are inherent in the traditional gap analysis presented in the table. For instance, although certain assets and liabilities may have similar repricing periods or maturities, historically they have been proven to react in different timings and degree to changes in market interest rates. Additionally, loan repayments and early withdrawals of certificates of deposits could cause the interest sensitivities to vary from those which appear in the table.

December 31, 2000 (in thousands)
                                 0 - 3          3 - 6         6 - 12         1 - 5          Over 5
                                months         months         months         years          years           Total
                             ----------     ----------     ---------     ----------     ----------     ----------
INTEREST EARNING - ASSETS
  Interest Bearing Deposits      5,444             --            --             --             --          5,444
  Loans                         45,905          8,235        11,054         62,910         31,190        152,294
  Investments                   10,238          5,278        15,830         23,572          4,753         59,671
                             ---------      ---------      --------       --------        -------      ---------
TOTAL INTEREST - EARNING
  ASSETS                     $  61,587      $  13,513      $ 26,884       $ 86,482        $35,943       $224,409

INTEREST BEARING -
  LIABILITIES
  Demand Deposits               31,629             --            --             --             --         31,629
  Savings Deposits             105,183             --            --             --             --        105,183
  Time Deposits                 20,984         15,748        14,407         13,009             --         64,148
  REPO'S                        12,651             --            --             --             --         12,651
  Other Borrowings               1,216             --            --             --             --          1,216
                             ---------      ---------      --------       --------        -------      ---------
TOTAL INTEREST-BEARING
  LIABILITIES                $ 171,663      $  15,748      $ 14,407       $ 13,009        $     0       $214,827

                             $(110,076)     $  (2,235)     $ 12,477       $ 73,473        $35,943       $  9,582

CUMULATIVE INTEREST RATE
SENSITIVITY GAP              $(110,076)     $(112,311)     $(99,834)      $(26,361)       $ 9,582
                             =========      =========      ========       ========        ========
CUMULATIVE GAP AS A
PERCENT OF ASSETS              (44.9)%       (45.8)%        (40.7)%        (10.3)%           4.4%


On a straight gap measurement of interest rate sensitivity, the Company is asset sensitive. Using the financial model with historical timings and degree of market rate change effecting the components of the balance sheet, the Company is very slightly asset sensitive. The Company will see little effect on its equity in either a rising or declining interest rate environment based on the balance sheet as of December 31, 2000. Management strives to maintain a balanced interest sensitivity position.

The Company sensitivity to gains or losses in future earnings due to hypothetical increases or decreases in the Fed Funds rate as measured by its financial model are as follows.


                                              Decrease in
          Increase in       Net Interest       Interest       Net Interest
        Interest Rates      Margin Change        Rates        Margin Change
        --------------      -------------     -----------     -------------
              +1%             $240,000            -1%          $(210,000)
              +2%             $593,000            -2%          $(466,000)

Rate increases will generally increase the Company's equity, while rate decreases will generally reduce equity.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS. In addition to the other information contained in this report, the following risks may affect the Company. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

1. Growth and Management. Our financial performance and profitability will depend on our ability to manage recent and possible future growth. Although management believes that it has substantially integrated the business and operations of recent acquisitions, there can be no assurance that unforeseen issues relating to the acquisitions will not adversely affect us. In addition, any future acquisitions and continued growth may present operating and other problems that could have an adverse effect on our business, financial condition and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced.

2. Changes in Market Interest Rates. Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. The 50 basis point decrease in the target Fed Funds rate by the Federal Reserve announced January 3, 2001 and the additional 50 basis point decrease announced January 31, 2001, may result in a basis point drop in the Bank's interest rate spread. With any further declines in interest rates, our ability to proportionately decrease the rates on our deposit sources may not be possible due to competitive pressures. This may result in a larger decrease in our interest rate spread. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

3. Geographic Factors. Economic conditions in the communities we serve could adversely affect our operations. As a result of community bank focus, our results depend largely upon economic and business conditions in our service areas. A deterioration in economic and business conditions in our market areas could have a material adverse impact on the quality of our loan portfolio, and the demand for our products and services, which in turn may have a material adverse effect on our results of operations. Further, a downturn in the national economy might further exacerbate local economic conditions. The extent of the future impact of these events on economic and business conditions cannot be predicted.

4. Regulation. We are subject to government regulation that could limit or restrict our activities, which in turn could adversely impact our operations. The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. These regulations can sometimes impose significant limitations on our operations. In addition, these regulations are constantly evolving and may change significantly over time. Significant new laws or changes in existing laws or repeal of existing laws may cause our results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for us.

5. Competition. Competition may adversely affect our performance. The financial services business in our market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. We face competition both in attracting deposits and in making loans. We compete for loans principally through the interest rates and loan fees we charge and the efficiency and quality of services we provide. Increasing levels of competition in the banking and financial services businesses may reduce our market share or cause the prices we charge for our services to fall. Our results may differ in future periods depending upon the nature or level of competition.

6. Credit Risk. If a significant number of borrowers, guarantors and related parties fail to perform as required by the terms of their loans, we will sustain losses. A significant source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the pages indicated:

                                                                               Pages
                                                                               -----
        Report of Independent Certified Public Accountants......................39

        Consolidated Balance Sheets.............................................40

        Consolidated Statements of Income.......................................41

        Consolidated Statements of Shareholders' Equity.........................42

        Consolidated Statements of Cash Flows...................................44

        Notes to Consolidated Financial Statements..............................46


                          INDEPENDENT AUDITORS' REPORT


Board of Directors
CITIZENS BANCORP
Corvallis, Oregon


We have audited the accompanying consolidated balance sheets of CITIZENS BANCORP AND SUBSIDIARY as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CITIZENS BANCORP AND SUBSIDIARY as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.



Knight Vale & Gregory PLLC

January 11, 2001
Tacoma, Washington

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
(Dollars in Thousands)

Citizens Bancorp and Subsidiary
December 31, 2000 and 1999


                                                                         2000           1999
                                                                      ---------      ----------
  ASSETS
      Cash and due from banks                                         $  11,218      $  17,990
      Interest bearing deposits in banks                                  5,444          2,870
      Securities available for sale                                      51,367         60,678
      Securities held to maturity (fair value $8,335 and $8,207)          8,304          8,422
      Loans held for sale                                                 1,136          1,643

      Loans                                                             159,294        140,194
      Allowance for credit losses                                         1,510          1,071
      NET LOANS                                                         157,784        139,123

      Premises and equipment                                              5,191          5,283
      Foreclosed real estate                                                205             --
      Accrued interest receivable                                         2,142          2,032
      Other assets                                                        1,589          1,565

      TOTAL ASSETS                                                    $ 244,380      $ 239,606


  LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES
      Deposits:
        Demand                                                        $  31,629      $  32,843
        Savings and interest-bearing demand                             105,183         97,880
        Time                                                             64,148         63,627
      TOTAL DEPOSITS                                                    200,960        194,350

      Short-term borrowings                                              13,867         15,577
      Long-term borrowings                                                   --          2,973
      Accrued interest payable                                              223            207
      Other liabilities                                                   2,267          2,157

      TOTAL LIABILITIES                                                 217,317        215,264

  SHAREHOLDERS' EQUITY
      Common stock (no par value); authorized 10,000,000 shares;
        issued and outstanding:  2000 - 4,137,630 shares;
        1999 - 4,124,091 shares                                          20,085         19,868
      Retained earnings                                                   6,971          4,849
      Accumulated other comprehensive income (loss)                           7           (375)
      TOTAL SHAREHOLDERS' EQUITY                                         27,063         24,342

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 244,380      $ 239,606


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------
(Dollars in Thousands, Except Per Share Amounts)

Citizens Bancorp and Subsidiary
Years Ended December 31, 2000, 1999 and 1998

                                                                   2000         1999         1998
                                                                 -------      -------      --------
  INTEREST INCOME
      Loans                                                      $14,470      $12,614      $13,167
      Federal funds sold and deposits in banks                       256          866          843
      Securities available for sale - taxable                      3,333        3,111        2,578
      Securities held to maturity:
        Taxable                                                       --           80          115
        Tax-exempt                                                   377          352          244
      TOTAL INTEREST INCOME                                       18,436       17,023       16,947

  INTEREST EXPENSE
      Deposits                                                     5,564        5,201        5,186
      Short-term borrowings                                          657          555          580
      Long-term borrowings                                            20          290          151
      TOTAL INTEREST EXPENSE                                       6,241        6,046        5,917

      NET INTEREST INCOME                                         12,195       10,977       11,030

  PROVISION FOR CREDIT LOSSES                                        454          264          236

      NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES       11,741       10,713       10,794

  NON-INTEREST INCOME
      Service charges on deposit accounts                          1,247        1,048          934
      Gains on sales of securities available for sale                 --           --           20
      Bankcard income                                              1,157        1,047          797
      Other                                                          268          308          475
      TOTAL NON-INTEREST INCOME                                    2,672        2,403        2,226

  NON-INTEREST EXPENSE
      Salaries                                                     3,331        3,225        2,736
      Employee benefits                                            1,196        1,056          998
      Occupancy                                                      643          623          555
      Furniture and equipment                                        703          599          529
      Bankcard expense                                               940          864          673
      Other                                                        1,774        1,712        1,662
      TOTAL NON-INTEREST EXPENSE                                   8,587        8,079        7,153

      INCOME BEFORE INCOME TAXES                                   5,826        5,037        5,867

  INCOME TAXES                                                     2,214        1,783        2,027

      NET INCOME                                                 $ 3,612      $ 3,254      $ 3,840


  EARNINGS PER SHARE
      Basic and diluted                                          $   .87      $   .79      $   .94



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------
(Dollars in Thousands)

Citizens Bancorp and Subsidiary
Years Ended December 31, 2000, 1999 and 1998

                                                                                       ACCUMULATED
                                         SHARES OF                                     OTHER
                                         COMMON         COMMON         RETAINED        COMPREHENSIVE
                                         STOCK          STOCK          EARNINGS        INCOME (LOSS)    TOTAL
                                         ---------      ---------      ---------       --------------  ---------
  Balance at December 31, 1997           1,922,321      $  15,517      $   3,832       $      62       $  19,411

  Comprehensive income:
      Net income                                --             --          3,840              --           3,840
      Other comprehensive income,
        net of tax:
          Change in unrealized gain
            on securities                       --             --             --             183             183
      COMPREHENSIVE INCOME                                                                                 4,023

  Two-for-one stock split                1,945,569             --             --              --              --
  Cash dividend reinvestment
      ($11.31 per share)                    23,247            552             --              --             552
  Cash dividends declared
      ($.34 per share)                          --             --         (1,401)             --          (1,401)

      BALANCE AT DECEMBER 31, 1998       3,891,137         16,069          6,271             245          22,585

  Comprehensive income:
      Net income                                --             --          3,254              --           3,254
      Other comprehensive income,
        net of tax:
          Change in unrealized loss
            on securities                       --             --             --            (620)           (620)
      COMPREHENSIVE INCOME                                                                                 2,634

  5% stock dividend                        196,385          3,191         (3,191)             --              --
  Cash dividend reinvestment
      ($16.60 per share)                    36,569            608             --              --             608
  Cash dividends declared
      ($.36 per share)                          --             --         (1,485)             --          (1,485)

      BALANCE AT DECEMBER 31, 1999       4,124,091         19,868          4,849            (375)         24,342

  (continued)


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------
(concluded) (Dollars in Thousands)

Citizens Bancorp and Subsidiary
Years Ended December 31, 2000, 1999 and 1998

                                                                                       ACCUMULATED
                                         SHARES OF                                     OTHER
                                         COMMON         COMMON         RETAINED        COMPREHENSIVE
                                         STOCK          STOCK          EARNINGS        INCOME (LOSS)    TOTAL
                                         ---------      ---------      ---------       --------------  ---------
  Balance at December 31, 1999           4,124,091      $  19,868      $   4,849          ($ 375)      $  24,342

  Comprehensive income:
      Net income                                --             --          3,612              --           3,612
      Other comprehensive income,
        net of tax:
          Change in unrealized gain
            on securities                       --             --             --             382             382
      COMPREHENSIVE INCOME                                                                                 3,994

  Cash dividend reinvestment
      ($16.08 per share)                    13,539            217             --              --             217
  Cash dividends declared
      ($.36 per share)                          --             --         (1,490)             --          (1,490)

      BALANCE AT DECEMBER 31, 2000       4,137,630      $  20,085      $   6,971          $    7       $  27,063




See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
(Dollars in Thousands)

Citizens Bancorp and Subsidiary
Years Ended December 31, 2000, 1999 and 1998

                                                                                  2000            1999          1998
                                                                                --------        --------       --------

  CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                $  3,612       $  3,254       $  3,840
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Provision for credit losses                                                454            264            236
          Depreciation and amortization                                              622            487            396
          Deferred income tax (benefit)                                               19             77            (30)
          Loans originated for sale                                               (2,668)        (1,643)            --
          Proceeds from loans held for sale                                        3,175             --             --
          Gains on sales of securities available for sale                             --             --            (20)
          Gain on sale of equipment                                                   (2)            --             --
          Stock dividends received                                                   (51)           (52)           (48)
          Increase in interest receivable                                           (110)          (179)          (186)
          Increase (decrease) in interest payable                                     16            (20)            27
          Other                                                                     (117)            97            373
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                    4,950          2,285          4,588

  CASH FLOWS FROM INVESTING ACTIVITIES
      Net (increase) decrease in interest bearing deposits in banks               (2,574)        20,537         (8,107)
      Net decrease in federal funds sold                                              --             --          2,800
      Activity in securities available for sale:
        Sales                                                                      2,001          4,983         11,521
        Maturities, prepayments and calls                                         22,000         25,630          7,000
        Purchases                                                                (13,990)       (41,581)       (32,868)
      Activity in securities held to maturity:
        Maturities, prepayments and calls                                            605          2,590          5,444
        Purchases                                                                   (496)        (1,303)        (5,182)
      Increase in loans made to customers,
        net of principal collections                                             (19,383)        (8,669)       (10,623)
      Purchases of premises and equipment                                           (544)        (2,276)        (1,041)
      Other                                                                           --              6            236
      NET CASH USED IN INVESTING ACTIVITIES                                      (12,381)           (83)       (30,820)

  CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase in deposits                                                     6,610          6,115         26,535
      Net decrease in short-term borrowings                                       (1,710)        (1,067)          (256)
      Net increase (decrease) in long-term borrowings                             (2,973)        (1,238)         4,211
      Cash dividends paid                                                         (1,268)          (793)          (755)
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                      659          3,017         29,735

      NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                          (6,772)         5,219          3,503

  CASH AND DUE FROM BANKS
      Beginning of year                                                           17,990         12,771          9,268

      END OF YEAR                                                               $ 11,218       $ 17,990       $ 12,771


(continued)


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
(concluded) (Dollars in Thousands)

Citizens Bancorp and Subsidiary
Years Ended December 31, 2000, 1999 and 1998

                                                                            2000          1999         1998
                                                                          -------       -------       -------
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Interest paid                                                       $ 6,226       $ 6,065       $ 5,890
      Income taxes paid                                                     2,185         1,705         2,351

  SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
     AND FINANCING ACTIVITIES
      Fair value adjustment of assets available for sale, net of tax      $   382       ($  620)      $   183
      Stock dividend                                                           --         3,191            --
      Dividend reinvestment                                                   217           608           552
      Foreclosed real estate acquired in settlement of loans                 (205)           --            --










See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Citizens Bancorp (the Company) and its wholly owned subsidiary, Citizens Bank (the Bank). All significant intercompany transactions and balances have been eliminated.

NATURE OF OPERATIONS

The Company is a financial holding company which operates primarily through its subsidiary, the Bank. The Bank operates nine branches in Western Oregon in Benton, Lane, Yamhill and Linn Counties. The Bank's primary source of revenue is providing loans with a focus on small- to medium-sized businesses. The principal source of the Bank's funds is deposits by customers in its market area.

CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices within the banking industry. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and the valuation of deferred tax assets and foreclosed real estate.

Certain prior year amounts have been reclassified to conform to the 2000 presentation. All dollar amounts, except per share information, are stated in thousands.

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

Declines in the fair value of individual securities held to maturity and available for sale below their carrying value that are other than temporary result in write-downs of the individual securities to their fair value. Such write-downs are included in earnings as realized losses.


(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

LOANS

Loans are stated at the amount of unpaid principal, reduced by net deferred loan origination fees and an allowance for credit losses. Interest on loans is accrued daily based on the principal amount outstanding.

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

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level considered adequate to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio. The allowance is reduced by loans charged off, and increased by provisions charged to earnings and recoveries on loans previously charged off. The allowance is based on management's periodic evaluation of factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, the estimated value of any underlying collateral, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.


(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ALLOWANCE FOR CREDIT LOSSES (concluded)

When available information confirms that specific loans or portions thereof are uncollectible, these amounts are charged off against the allowance for credit losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not evidenced the ability or intent to bring the loan current; the Bank has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; the estimated fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.

When management determines that it is probable that a borrower will be unable to repay all amounts due according to the terms of the loan agreement, including scheduled interest payments, the loan is considered impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls are generally not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of shortfall in relation to the principal and interest owed. The amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, when the primary source of repayment is provided by real estate collateral, at the fair value of the collateral less estimated selling costs.

The ultimate recovery of all loans is susceptible to future market factors beyond the Company's control. These factors may result in losses or recoveries differing significantly from those provided for in the financial statements.

FORECLOSED REAL ESTATE

Real estate properties acquired through, or in lieu of, foreclosure are to be sold and are initially recorded at the lower of cost or fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of transfer to foreclosed real estate is charged to the allowance for credit losses. Properties are evaluated regularly to ensure that the recorded amounts are supported by their current fair values. Any subsequent reductions in carrying values are charged to income.


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


(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

CASH EQUIVALENTS

The Company considers all amounts included in the balance sheet caption "Cash and due from banks" and "Interest bearing deposits in banks" to be cash equivalents.

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


(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 2000 and 1999


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

EARNINGS PER SHARE

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company's stock option plans. In 2000 and 1999, the options did not have a dilutive effect on earnings per share.

COMPREHENSIVE INCOME

The Bank applies Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130). SFAS No. 130 requires that an entity report and display comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. With regard to the Bank, comprehensive income includes net income reported in the statement of income and changes in fair value of its securities available for sale, reported as a component of shareholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for all fiscal years beginning after June 15, 2000. The Bank had no derivatives as of December 31, 2000, nor does the Bank engage in any hedging activities. The Company does not anticipate that the adoption of SFAS No. 133 will have a material effect on its financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 2000 and 1999


NOTE 2 - RESTRICTED ASSETS

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances on hand in the vault or on deposit with the Federal Reserve Bank. The amounts of such balances at December 31, 2000 and 1999 were approximately $1,468 and $1,857, respectively.


NOTE 3 - DEBT AND RESTRICTED EQUITY SECURITIES

Debt and restricted equity securities have been classified according to management's intent. The carrying amount of securities and their approximate fair values were as follows:

                                                                 GROSS         GROSS
                                                AMORTIZED        UNREALIZED    UNREALIZED      FAIR
                                                COST             GAINS         LOSSES          VALUE
                                                --------         ----------    ----------      --------
  SECURITIES AVAILABLE FOR SALE

  DECEMBER 31, 2000
      U.S. Government and agency securities      $50,563          $93           ($81)         $50,575
      Restricted equity securities                   792           --             --              792

      TOTAL                                      $51,355          $93           ($81)         $51,367

  DECEMBER 31, 1999
      U.S. Government and agency securities      $60,611          $ 2          ($676)         $59,937
      Restricted equity securities                   741           --             --              741

      TOTAL                                      $61,352          $ 2          ($676)         $60,678


  SECURITIES HELD TO MATURITY

  DECEMBER 31, 2000
      State and municipal securities             $ 8,304          $71           ($40)          $8,335

  DECEMBER 31, 1999
      State and municipal securities             $ 8,422          $14          ($229)          $8,207

(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 2000 and 1999


NOTE 3 - DEBT AND RESTRICTED EQUITY SECURITIES (concluded)

The contractual maturities of debt securities held to maturity and available for sale at December 31, 2000 are as follows:

                                          HELD TO MATURITY               AVAILABLE FOR SALE
                                          -----------------------        ---------------------------
                                          AMORTIZED        FAIR           AMORTIZED        FAIR
                                          COST             VALUE          COST             VALUE
                                          ----------       -------        --------         --------
Due in one year or less                   $   550          $   550         $30,000          $30,005
Due from one year to five years             3,001            3,011          20,563           20,570
Due from five to ten years                  4,064            4,088              --               --
Due after ten years                           689              686              --               --

     TOTAL                                 $8,304           $8,335         $50,563          $50,575

Securities carried at approximately $27,684 at December 31, 2000 and $30,910 at December 31, 1999 were pledged to secure public deposits and repurchase agreements, and for other purposes required or permitted by law.

Gross realized gains on sales of securities available for sale were $1 and $20 for the years ended December 31, 1999 and 1998, respectively. Gross realized losses on sales of securities available for sale were $1 in 1999. There were no gross realized gains or losses in 2000.


NOTE 4 - LOANS

Loans at December 31 consist of the following:

                                                                            2000            1999
                                                                         ---------        ---------
Agriculture                                                              $  14,816        $  13,875
Commercial                                                                  29,088           26,520
Real estate:
   Residential 1-4 family                                                   29,066           29,776
   Construction                                                              8,651            7,352
   Other                                                                    73,505           59,537
Consumer                                                                     4,710            3,718
                                                                           159,836          140,778
Less net deferred loan fees                                                    542              584

    TOTAL LOANS                                                           $159,294         $140,194


(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 2000 and 1999


NOTE 4 - LOANS (concluded)

Changes in the allowance for credit losses for the years ended December 31 are as follows:

                                                             2000             1999            1998
                                                            ------          ------           ------
Balance at beginning of year                                $1,071          $1,419           $1,201
Provision for credit losses                                    454             264              236

Charge-offs                                                    (78)           (632)             (32)
Recoveries                                                      63              20               14
    NET CHARGE-OFFS                                            (15)           (612)             (18)

    BALANCE AT END OF YEAR                                  $1,510          $1,071           $1,419

Following is a summary of information pertaining to impaired loans:


                                                                             2000              1999
                                                                           -------            ------
DECEMBER 31
    Impaired loans without a valuation allowance                           $   921             $499
    Impaired loans with a valuation allowance                                  116               65

    TOTAL IMPAIRED LOANS                                                    $1,037             $564

    VALUATION ALLOWANCE RELATED TO IMPAIRED LOANS                              $42              $59

YEARS ENDED DECEMBER 31
    Average investment in impaired loans                                      $686             $477
    Interest income recognized on a cash basis on impaired loans                --               --

At December 31, 2000, there were no commitments to lend additional funds to borrowers whose loans had been modified. No loans 90 days and over past due were still accruing interest at December 31, 2000. Loans 90 days and over past due still accruing interest were $73 at December 31, 1999.

Certain related parties of the Company, principally Company directors, their associates and key officers, were loan customers of the Bank in the ordinary course of business during 2000 and 1999. Total loans outstanding at December 31, 2000 and 1999 to key officers and directors were $4,531 and $2,124, respectively. During 2000, advances totaled $4,463 and repayments totaled $2,056 on these loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 2000 and 1999


NOTE 5 - PREMISES AND EQUIPMENT

The components of premises and equipment at December 31 are as follows:


                                                                             2000             1999
                                                                            ------           ------
Land and buildings                                                          $6,557           $5,536
Furniture and equipment                                                      2,620            2,664
Construction in progress                                                        41              842
                                                                             9,218            9,042
Less accumulated depreciation                                                4,027            3,759

    TOTAL PREMISES AND EQUIPMENT                                            $5,191           $5,283

The Bank leases branch premises under operating leases which expire at various dates through January 31, 2020. Rental expense for leased premises was $138, $134 and $111 for 2000, 1999 and 1998, respectively, which is included in occupancy expense.

Minimum net rental commitments under noncancellable leases having an original or remaining term of more than one year are as follows at December 31, 2000:


    2001                                                                                    $   118
    2002                                                                                        118
    2003                                                                                         98
    2004                                                                                         53
    2005                                                                                         53
    Thereafter                                                                                1,275


    TOTAL MINIMUM PAYMENTS REQUIRED                                                          $1,715

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.


NOTE 6 - DEPOSITS

The aggregate amount of certificates of deposit with balances in excess of one hundred thousand dollars was approximately $22,540 and $19,697 at December 31, 2000 and 1999, respectively.

At December 31, 2000, the scheduled maturities of certificates of deposit are as follows:


    2001                                                                                    $51,139
    2002                                                                                      9,527
    2003                                                                                      2,581
    2004                                                                                        407
    2005                                                                                        494

                                                                                            $64,148

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 2000 and 1999


NOTE 7 - SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase, federal funds purchased, and treasury tax and loan deposits represent short-term borrowings with maturities which do not exceed 90 days. The following is a summary of such short-term borrowings for the years ended December 31:


                                                                             2000            1999
                                                                           -------          -------
    Average balance during the year                                        $16,407          $21,526
    Average interest rate during the year                                      4.1%            3.9%
    Maximum month-end balance during the year                               17,864           23,638
    Balance at December 31                                                  13,867           18,550
    Weighted average interest rate at December 31                              3.9%            3.4%


NOTE 8 - LONG-TERM BORROWINGS

The Bank has a line of credit with the Federal Home Loan Bank of Seattle (FHLB) totaling 15% of assets, of which $2,973 was used at December 31, 1999. All of the borrowings were repaid during 2000.


NOTE 9 - EMPLOYEE BENEFITS

The Bank has a 401(a) profit sharing plan covering substantially all employees who have completed one year or more of service. Contributions to the 401(a) profit sharing plan consist of employer contributions (up to a maximum of 15% of employee salaries), which are at the discretion of the Board of Directors. Total contributions by the Bank to this plan in 2000, 1999 and 1998 were $360, $335 and $339, respectively.

The Company has a discretionary bonus plan for all employees. The amount of the bonus paid is determined at the end of the year by the Board of Directors. The Company paid bonuses of $170, $156 and $148 for the years ended December 31, 2000, 1999 and 1998, respectively.


NOTE 10 - INCOME TAXES

Income taxes are comprised of the following for the years ended December 31:

                                                            2000             1999             1998
                                                           ------           ------           ------
Current:
   Federal                                                 $1,814           $1,386           $1,657
   State                                                      381              320              400
Deferred (benefit)                                             19               77              (30)

    TOTAL INCOME TAXES                                     $2,214           $1,783           $2,027


(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 2000 and 1999


NOTE 10 - INCOME TAXES (concluded)

The following is a reconciliation between the statutory and the effective federal income tax rates for the years ended December 31:

                                   2000                    1999                  1998
                                   ----------------------  --------------------  ----------------------
                                               PERCENT                PERCENT               PERCENT
                                               OF PRE-TAX             OF PRE-TAX            OF PRE-TAX
                                   AMOUNT      INCOME      AMOUNT     INCOME     AMOUNT     INCOME
                                   ------      ----------  ------     ---------- ------     -----------
Income tax at statutory rates      $1,981       34.0%      $1,713     34.0%      $1,995     34.0%
Increase (decrease) resulting from:
    Tax-exempt income                (113)      (1.9)        (105)    (2.1)         (74)    (1.3)
    State income taxes, net of
      federal income tax effect       253        4.3          211      4.2          264      4.5
    Other                              93        1.6          (36)     (.7)        (158)    (2.7)

    TOTAL INCOME TAX EXPENSE       $2,214       38.0%      $1,783     35.4%      $2,027     34.5%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are:

                                                              2000            1999             1998
                                                              ----            ----             ----
DEFERRED TAX ASSETS
    Allowance for credit losses                               $435            $475             $494
    Other                                                       28              54               51
    Unrealized loss on securities available for sale            --             299               --
    TOTAL DEFERRED TAX ASSETS                                  463             828              545

DEFERRED TAX LIABILITIES
    Accumulated depreciation                                   (20)            (42)             (31)
    Deferred income                                            (95)           (120)             (70)
    Unrealized gain on securities available for sale            (5)             --             (137)
    TOTAL DEFERRED TAX LIABILITIES                            (120)           (162)            (238)

    NET DEFERRED TAX ASSETS                                   $343            $666             $307

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 2000 and 1999


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

                                                                            2000             1999
                                                                          --------         --------
Commitments to extend credit:
    Real estate secured                                                   $  1,058         $  3,896
    Other                                                                   27,330           29,564

    TOTAL COMMITMENTS TO EXTEND CREDIT                                     $28,388          $33,460

Standby letters of credit                                                   $2,518           $2,206


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

The Bank has agreements with commercial banks for lines of credit totaling $9,000, none of which was used at December 31, 2000 and 1999.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 2000 and 1999


NOTE 12 - SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Most of the Bank's business activity is with customers located in the State of Oregon. Investments in state and municipal securities involve governmental entities primarily within the State. Loans are generally limited, by federal and state banking regulations, to 15% of the Bank's shareholder's equity, excluding accumulated other comprehensive income (loss) for loans not fully secured by a first lien on real estate, and 25% for loans fully secured by a first lien on real estate.


NOTE 13 - CASH DIVIDEND REINVESTMENT PLAN

In July 1997, the Company instituted a dividend reinvestment plan which allows for 50% or 100% of the cash dividends to be reinvested in shares of Company common stock based upon shareholder election. Under the plan, 1,575,000 shares are authorized for dividend reinvestment, of which 100,755 shares have been issued through December 31, 2000.


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


NOTE 15 - STOCK OPTIONS

In 1999, the Company's shareholders approved a stock option plan, which is described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for the plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates under the plan, consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to these pro forma amounts at December 31:


                                                                             2000             1999
                                                                            ------           ------
Net income:
    As reported                                                             $3,612           $3,254
    Pro forma                                                                3,585            3,253

Earnings per share:
    Basic and diluted:
      As reported                                                             $.87             $.79
      Pro forma                                                                .87              .79


(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 2000 and 1999


NOTE 15 - STOCK OPTIONS (concluded)

EMPLOYEE STOCK OPTION PLAN

Under the Company's qualified incentive stock option plan, the Company may grant incentive options for up to 1% of issued and outstanding shares of its common stock to certain key employees. The exercise price of each option equals the fair market value of the Company's stock on the date of grant, and an option's maximum term is ten years. All options granted vest over a four-year period at 25% per year. No options have been exercised under the Plan.

The fair value of each option grant is estimated on the date of grant, based on the Black-Scholes option pricing model and using the following weighted-average assumptions:

                                                               2000                  1999
                                                               ----                  ----
Dividend yield                                                 3.09%                 2.77%
Expected life                                                  10yrs                 10yrs
Risk-free interest rate                                        5.25%                 6.55%


The weighted average fair value of options granted during 2000 and 1999 was $1.63 and $3.04, respectively.

A summary of the status of the Company's stock option plan as of December 31, 2000 and 1999, and changes during the years ending on those dates, is presented below:

                                                          2000                   1999
                                                          --------------------   --------------------
                                                                     WEIGHTED               WEIGHTED
                                                                     AVERAGE                AVERAGE
                                                                     EXERCISE               EXERCISE
                                                          SHARES     PRICE       SHARES     PRICE
                                                          ------     --------    ------     --------
Outstanding at beginning of year                          14,500     $13.00          --     $   --
Granted                                                   31,500      11.65      14,500      13.00

    OUTSTANDING AT END OF YEAR                            46,000     $12.12      14,500     $13.00


The following summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                           WEIGHTED
                                           AVERAGE           WEIGHTED                     WEIGHTED
        RANGE OF                           REMAINING         AVERAGE                      AVERAGE
        EXERCISE         NUMBER            CONTRACTUAL       EXERCISE      NUMBER         EXERCISE
        PRICES           OUTSTANDING       LIFE (YEARS)      PRICE         EXERCISABLE    PRICE
        --------------   -----------       -----------       --------      -----------    ---------
        $11.50 - 13.41   46,000            9.66              $12.12        3,625          $13.00


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 2000 and 1999


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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2000, that the Company and the Bank meet all capital requirements to which they are subject.

As of December 31, 2000, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's and the Bank's actual capital amounts and ratios are also presented in the table:


                                                                                          TO BE WELL CAPITALIZED
                                                                                          UNDER PROMPT
                                                                  CAPITAL ADEQUACY        CORRECTIVE ACTION
                                              ACTUAL              PURPOSES                PROVISIONS
                                              AMOUNT     RATIO    AMOUNT         RATIO    AMOUNT             RATIO
                                             -------     -----    -------------- ----     ------------------ -----
DECEMBER 31, 2000
    Tier 1 capital (to average assets):
      Consolidated                           $26,515     10.96%   $ 9,678        4.00%         N/A             N/A
      Bank                                    26,600     11.03      9,646        4.00      $12,058            5.00%
    Tier 1 capital (to risk-weighted assets):
      Consolidated                            26,515     15.77      6,725        4.00          N/A             N/A
      Bank                                    26,600     15.84      6,717        4.00       10,076            6.00
    Total capital (to risk-weighted assets):
      Consolidated                            28,025     16.67     13,450        8.00          N/A             N/A
      Bank                                    28,110     16.74     13,434        8.00       16,793           10.00


(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 2000 and 1999


NOTE 16 - REGULATORY MATTERS (concluded)


                                                                                              TO BE WELL CAPITALIZED
                                                                                              UNDER PROMPT
                                                                     CAPITAL ADEQUACY         CORRECTIVE ACTION
                                             ACTUAL                  PURPOSES                 PROVISIONS
                                             AMOUNT      RATIO       AMOUNT          RATIO    AMOUNT              RATIO
                                             -------     -----       --------------- -----    -----------------   -----
DECEMBER 31, 1999
    Tier 1 capital (to average assets):
      Consolidated                           $24,460     10.11%      $  9,677        4.00%         N/A              N/A
      Bank                                    24,298     10.05          9,673        4.00      $12,091             5.00%
    Tier 1 capital (to risk-weighted assets):
      Consolidated                            24,460     16.36          5,982        4.00          N/A              N/A
      Bank                                    24,298     16.26          5,977        4.00        8,966             6.00
    Total capital (to risk-weighted assets):
      Consolidated                            25,531     17.07         11,963        8.00          N/A              N/A
      Bank                                    25,369     16.98         11,954        8.00       14,943            10.00


RESTRICTIONS ON RETAINED EARNINGS

At December 31, 2000, there were no restrictions on the Company's or the Bank's retained earnings regarding payment of dividends.


NOTE 17 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS - DECEMBER 31

                                                                            2000             1999
                                                                          --------          -------
ASSETS
    Cash                                                                  $  1,592          $ 1,487
    Investment in subsidiary                                                26,810           24,180
    Other                                                                      151              160

    TOTAL ASSETS                                                           $28,553          $25,827


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Dividends payable                                                     $  1,490          $ 1,485

SHAREHOLDERS' EQUITY                                                        27,063           24,342

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $28,553          $25,827


(continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Citizens Bancorp and Subsidiary
December 31, 2000 and 1999


NOTE 17 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (concluded)

CONDENSED STATEMENTS OF INCOME - YEARS ENDED DECEMBER 31

                                                             2000            1999             1998
                                                            ------          ------           ------
INCOME
    Dividend income from subsidiary                         $1,628          $1,640           $1,520

EXPENSES
    Amortization and other expense                              93             130              142

    INCOME BEFORE INCOME TAX BENEFIT                         1,535           1,510            1,378

INCOME TAX BENEFIT                                              47              44               51

    INCOME BEFORE EQUITY IN UNDISTRIBUTED
    INCOME OF SUBSIDIARY                                     1,582           1,554            1,429

EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY                 2,030           1,700            2,411

    NET INCOME                                              $3,612          $3,254           $3,840


CONDENSED STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31

                                                             2000            1999             1998
                                                            ------          ------           ------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                              $3,612          $3,254           $3,840
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Amortization                                             6               5                5
        Equity in undistributed income of subsidiary        (2,030)         (1,700)          (2,411)
        Other, net                                               2             (67)             (52)
    NET CASH PROVIDED BY OPERATING ACTIVITIES                1,590           1,492            1,382

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of software                                        --              (6)              --
    Investment in Bank                                        (217)           (607)            (552)
    NET CASH USED IN INVESTING ACTIVITIES                     (217)           (613)            (552)

CASH FLOWS FROM FINANCING ACTIVITIES
    Cash dividends paid                                     (1,268)           (793)            (755)

    NET INCREASE IN CASH                                       105              86               75

CASH
    Beginning of year                                        1,487           1,401            1,326

    END OF YEAR                                             $1,592          $1,487           $1,401

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 2000 and 1999


NOTE 18 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at December 31 were as follows:

                                         2000                            1999
                                         CARRYING        FAIR            CARRYING         FAIR
                                         AMOUNT          VALUE           AMOUNT           VALUE
                                         --------        ---------       ---------        ----------
FINANCIAL ASSETS
    Cash and due from banks, interest
      bearing deposits with banks       $  16,740        $  16,740       $  19,347        $  19,347
    Securities available for sale          51,367           51,367          60,678           60,678
    Securities held to maturity             8,304            8,335           8,422            8,207
    Loans receivable, net                 157,784          157,777         140,766          141,096

FINANCIAL LIABILITIES
    Deposits                             $200,960         $200,942        $194,350         $199,177
    Short-term borrowings                  13,867           13,867          15,577           15,577
    Long-term borrowings                       --               --           2,973            2,973


NOTE 19 - COMPREHENSIVE INCOME

Net unrealized gains and losses are as follows for the years ended December 31:


                                                            BEFORE-TAX       TAX           NET-OF-TAX
                                                            AMOUNT           EXPENSE       AMOUNT
                                                            ----------       -------       ----------
2000
Unrealized holding gains arising during the year             $686            $304          $382
Less reclassification adjustments for gains realized
   in net income                                               --              --            --

    NET UNREALIZED GAINS                                     $686            $304          $382

1999
Unrealized holding losses arising during the year          $1,057            $437          $620
Less reclassification adjustments for gains realized
   in net income                                               --              --            --

    NET UNREALIZED LOSSES                                  $1,057            $437          $620

1998
Unrealized holding gains arising during the year             $311            $115          $196
Less reclassification adjustments for gains realized
   in net income                                               20               7            13

    NET UNREALIZED GAINS                                     $291            $108          $183

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Citizens Bancorp and Subsidiary
December 31, 2000 and 1999


NOTE 20 - EARNINGS PER SHARE DISCLOSURES

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated.


                                                                 NET INCOME      SHARES           PER SHARE
                                                                 (NUMERATOR)     (DENOMINATOR)    AMOUNT
                                                                 -----------     ------------     ----------
  YEAR ENDED DECEMBER 31, 2000
      Basic earnings per share:
        Net income                                               $3,612          4,135,887         $.87
      Effect of dilutive securities:
        Options                                                      --              1,328           --
      Diluted earnings per share:
        NET INCOME                                               $3,612          4,137,215         $.87


  YEAR ENDED DECEMBER 31, 1999
      Basic earnings per share:
        Net income                                               $3,254          4,122,989         $.79
      Effect of dilutive securities:
        Options                                                      --              2,895           --
      Diluted earnings per share:
        NET INCOME                                               $3,254          4,125,884         $.79


  YEAR ENDED DECEMBER 31, 1998
      Basic earnings per share:
        Net income                                               $3,840          4,073,488         $.94
      Effect of dilutive securities:
        Options                                                      --                 --           --
      Diluted earnings per share:
        NET INCOME                                               $3,840          4,073,488         $.94


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included in the Company's definitive proxy statement for its annual meeting of shareholders scheduled for April 19, 2001 and is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION AND REPORT OF COMMITTEES

The information required by this item is included in the Company's definitive proxy statement for its annual meeting of shareholders scheduled for April 19, 2001 and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included in the Company's definitive proxy statement for its annual meeting of shareholders scheduled for April 19, 2001 and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included in the Company's definitive proxy statement for its annual meeting of shareholders scheduled for April 19, 2001 and is incorporated herein by this reference.

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

3(i)    Articles of Incorporation. (Regulation S-K, Item 601, Exhibit Table Item
        (3)). The Company's Articles of Incorporation, as amended, are attached as Exhibit 3(i) to the Company's Form 10-Q for the period ending June 30, 1999 and are incorporated herein by this reference.

3(ii) Bylaws. (Regulation S-K, Item 601, Exhibit Table Item (3)). The Company's Bylaws are attached as Exhibit 3(ii) to the Company's Form 10-K for the year ending December 31, 1997 and are incorporated herein by this reference.

10.1 Incentive Stock Option Plan. (Regulation S-K, Item 601, Exhibit Table Item (10)). The Company's Incentive Stock Option Plan is attached as
        Exhibit 99.1 to the Company's Form S-8 filed with the Securities and Exchange Commission on June 23, 1999 and is incorporated herein by this reference.

10.2 Stock Bonus Plan. (Regulation S-K, Item 601, Exhibit Table Item (10)). The Company's Stock Bonus Plan is attached as Exhibit 99.2 to the Company's Form S-8 filed with the Securities and Exchange Commission on June 23, 1999 and is incorporated herein by this reference.

21.1    List of Subsidiaries.  (Regulation S-K, Item 601, Exhibit Table
        Item (21)). Attached hereto is a list of the Company's subsidiaries as of December 31, 2000.

27.1 Financial Data Schedule. (Regulation S-K, Item 601, Exhibit Table Item (27)). The Company's Financial Data Schedule is attached hereto.

(b)     Financial Statements.

The Company's consolidated financial statements and related documents are set forth in Item 8 of this Form 10-K and are filed as part of this report. All other schedules to the consolidated financial statements referenced in Regulation S-X are omitted because they are not applicable or are not material, or because the information is already included in the Company's consolidated financial statements and the notes thereto.

(c)     Reports on Form 8-K.

The Company filed no reports on Form 8-K in the fourth quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 12th day of March, 2001.

CITIZENS BANCORP
(Registrant)

By:     /s/ William V. Humphreys
        --------------------------------------
        William V. Humphreys
        President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of March 2001.

PRINCIPAL EXECUTIVE OFFICER:




/s/ William V. Humphreys
----------------------------------------
William V. Humphreys

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:




/s/ Lark E. Wysham
----------------------------------------
Lark E. Wysham

DIRECTORS:


/s/ Jock Gibson                             /s/ William V. Humphreys
----------------------------------------    ------------------------------------
Jock Gibson                                 William V. Humphreys


/s/ Rosetta C. Venell                       /s/ James E. Richards
----------------------------------------    ------------------------------------
Rosetta C. Venell                           James E. Richards


/s/ John Truax                              /s/ Scott A. Fewel
----------------------------------------    ------------------------------------
John Truax                                  Scott A. Fewel


/s/ Duane L. Sorensen                       /s/ Eric C. Thompson
----------------------------------------    ------------------------------------
Duane L. Sorensen                           Eric C. Thompson

                                  EXHIBIT INDEX

EXHIBIT                                                                           PAGE
-------                                                                           ----
1.      Exhibits Incorporated Reference.

        The following exhibits are incorporated in this Form 10-K by reference as described in Part IV above.

        3(i)   Articles of Incorporation, as amended.

        3(ii)  Bylaws.

        10.1   Incentive Stock Option Plan.

        10.2   Stock Bonus Plan.

2.      Exhibits Attached.

21.1    List of Subsidiaries.                                                     69