Form 10-Q
period 2001-03-31
CITIZENS BANCORP/OR
filed 2001-05-14
CIK 1048575

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

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

4,189,499 shares as of April 30, 2001, no par.

                                CITIZENS BANCORP
                                    FORM 10-Q
                                 MARCH 31, 2001
                                      INDEX

PART I.                                                                                 Page
                                                                                      Reference
                                                                                      ---------
  ITEM 1. -- FINANCIAL INFORMATION -- UNAUDITED

   Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000                1

   Consolidated Statements of Income for the three months ended                          2
       March 31, 2001 and 2000

   Consolidated Statements of Changes in Shareholders' Equity                            3

   Consolidated Statements of Cash Flows for three months ended                          4
       March 31, 2001 and 2000

   Notes to Consolidated Financial Statements                                            5

  ITEM 2. -- Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                 6 -- 11

  ITEM 3. -- Quantitative and Qualitative Disclosure about Market Risk                   11

PART II. -- OTHER INFORMATION

  ITEM 1. - Legal Proceedings                                                            12

  ITEM 2. -- Changes in Securities                                                       12

  ITEM 3. -- Defaults Upon Senior Securities                                             12

  ITEM 4. -- Submission of Matters to a Vote of Security Holders                         12

  ITEM 5. - Other Information                                                            12

  ITEM 6. -- Exhibits and Reports on Form 8-K                                            12

  SIGNATURES                                                                             13

                          PART I FINANCIAL INFORMATION
ITEM 1
CITIZENS BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

                                                          MARCH 31, 2001   DECEMBER 31, 2000
                                                          --------------   -----------------
ASSETS
     Cash and due from banks                                 $   7,619       $  11,218
     Interest bearing deposits in banks                          9,448           5,444
     Securities available for sale                              46,953          50,575
     Securities held to maturity                                 8,361           8,304
     Federal Home Loan Bank stock                                  804             792
     Loans held for sale                                         2,493           1,136

     Loans                                                     163,997         159,294
     Allowance for credit losses                                (1,611)         (1,510)
                                                             ---------       ---------
     NET LOANS                                               $ 162,386       $ 157,784

     Premises and equipment                                      5,178           5,191
     Foreclosed real estate                                        205             205
     Accrued interest receivable                                 2,384           2,142
     Other assets                                                1,375           1,589

     TOTAL ASSETS                                            $ 247,206       $ 244,380
                                                             =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Deposits:
        Demand                                               $  29,056       $  31,629
        Savings and interest bearing demand                    102,164         105,183
        Time                                                    72,343          64,148
                                                             ---------       ---------
     TOTAL DEPOSITS                                          $ 203,563       $ 200,960

     Repurchase agreements                                      13,502          13,867
     Other borrowings                                              295               0
     Accrued interest payable                                      245             223
     Other liabilities                                             788           2,267

     TOTAL LIABILITIES                                       $ 218,393       $ 217,317
                                                             ---------       ---------

SHAREHOLDERS' EQUITY
     Common stock (no par value); authorized 10,000,000
     shares;
     Issued and outstanding:  2001 -- 4,189,499;
     2000 - 4,137,630 shares;                                   20,654          20,085
     Retained earnings                                           7,917           6,971
     Accumulated other comprehensive income                        242               7
     TOTAL SHAREHOLDERS' EQUITY                              $  28,813       $  27,063
                                                             ---------       ---------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 247,206       $ 244,380
                                                             =========       =========


See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousand, except per share amounts)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                             ------------------------------
                                                                2001               2000
                                                             -----------        -----------
INTEREST INCOME:
  Loans                                                      $     3,815        $     3,354
  Interest on deposits and federal funds sold                        101                 56
  Securities available for sale                                      679                860
  Securities held to maturity                                         90                156
                                                             -----------        -----------
  TOTAL INTEREST INCOME                                      $     4,685        $     4,424

INTEREST EXPENSE:
  Deposits                                                         1,503              1,309
  Borrowed funds                                                      13                 36
  Repurchase agreements                                              125                131
                                                             -----------        -----------
  TOTAL INTEREST EXPENSE                                     $     1,641        $     1,476

  NET INTEREST INCOME                                        $     3,044        $     2,948

PROVISIONS FOR CREDIT LOSSES                                        (123)               (58)

  NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES      $     2,921        $     2,890

NON-INTEREST INCOME:
  Service charges on deposit accounts                                385                253
  Other                                                              356                345
                                                             -----------        -----------
  TOTAL NON-INTEREST INCOME                                  $       741        $       598

NON-INTEREST EXPENSE:
  Salaries and employee benefits                                   1,283              1,172
  Occupancy and equipment                                            310                296
  Other                                                              645                662
                                                             -----------        -----------
  TOTAL NON-INTEREST EXPENSE                                 $     2,238        $     2,130

  INCOME BEFORE INCOME TAXES                                 $     1,424        $     1,358
                                                             -----------        -----------

INCOME TAXES                                                        (478)              (393)

  NET INCOME                                                 $       946        $       965
                                                             ===========        ===========

Earnings per share:
Basic and diluted                                            $      0.23        $      0.23

Average number of shares outstanding                           4,159,860          4,127,096

Return on average assets                                            1.54%              1.58%



See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(Dollars in Thousands)

                                                                    THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                               -----------------------------------------------------------------------------
                                                NUMBER OF                                         ACCUMULATED
                                                 COMMON         COMMON                              OTHER
                                                 SHARES          STOCK           RETAINED       COMPREHENSIVE
                                               OUTSTANDING       AMOUNT          EARNINGS        INCOME (LOSS)         TOTAL
                                               -----------       ------          --------        -------------         -----
BALANCE, AT DECEMBER 31, 1999                  4,124,091        $  19,868        $   4,849        ($    375)        $  24,342

COMPREHENSIVE INCOME:

Net Income                                            --               --              965               --               965

Other comprehensive income, net of tax:
  Unrealized loss on                                  --               --               --             (216)             (216)
  securities, net of
  reclassification adjustment

COMPREHENSIVE INCOME                                  --               --               --               --               749

Issuance of common stock                          13,539              217               --               --               217
                                               ---------        ---------        ---------        ---------         ---------

BALANCE, AT MARCH 31, 2000                     4,137,630        $  20,085        $   5,815        ($    591)        $  25,309

BALANCE, AT DECEMBER 31, 2000                  4,137,630        $  20,085        $   6,971        $       7         $  27,063

COMPREHENSIVE INCOME:

Net Income                                            --               --              946               --               946

Other comprehensive income, net of tax:
  Unrealized loss on                                  --               --               --              235               236
  securities, net of
  reclassification adjustment

COMPREHENSIVE INCOME                                  --               --               --               --             1,181

Issuance of common stock                          51,869              569               --               --               569
                                               ---------        ---------        ---------        ---------         ---------

BALANCE, AT MARCH 31, 2001                     4,189,499        $  20,654        $   7,917        $     242         $  28,813

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited), (Dollars in thousands)

                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                            -------------------------
                                                                              2001             2000
                                                                            --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                $    946         $    965
  Adjustments to reconcile net income to net
   Cash provided by operating activities:
    Provision for credit losses                                                  123               58
    Depreciation and amortization                                                158              161
    Stock dividends received                                                     (12)             (14)
    Increase in accrued interest receivable                                     (242)            (171)
    Increase (decrease)  in accrued interest payable                              22              (24)
    Other                                                                         95              771
                                                                            --------         --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                 $  1,090         $    204

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in interest bearing deposits in banks               (4,004)            (641)
  Proceeds from maturities of available for sale securities                    9,000            5,000
  Proceeds from maturities of securities held to maturity                        455              115
  Purchases of securities available for sale                                  (5,011)          (5,973)
  Purchases of securities held to maturity                                      (511)               0
  Increase in loans made to customers, net of principal collections           (6,085)          (4,750)
  Purchases of premises and equipment and other                                 (145)             (39)
                                                                            --------         --------
  NET CASH PROVIDED BY INVESTING ACTIVITIES                                 ($ 6,301)        ($ 6,288)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                          2,603              861
  Net decrease in repurchase agreements and other borrowings                     (70)          (2,536)
  Payment of dividends, net of dividends reinvested                             (921)          (1,268)
                                                                            --------         --------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       $  1,612         ($ 2,943)

  NET DECREASE IN CASH AND DUE FROM BANKS                                   ($ 3,599)        ($ 9,027)

CASH AND DUE FROM BANKS
  Beginning of period                                                         11,218           17,990

  END OF PERIOD                                                             $  7,619         $  8,963
                                                                            ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                                1,619            1,500
  Income taxes paid                                                                               325
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Foreclosed real estate acquired in settlement of loans                          --              205
  Fair value adjustment of available for sale, net of tax                        235             (216)
  Issuance of common stock through dividend reinvestment plan                    569              217


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

        The interim financial statements are unaudited but have been prepared in accordance with generally accepted accounting principles for interim condensed financial information and with instructions to form 10-Q. Accordingly, the condensed interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation for the interim periods included herein have been made.

        The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2000 consolidated financial statements, including notes there to, included in Bancorp's 2000 Annual Report to shareholders.

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

3.  SHAREHOLDERS EQUITY AND NET INCOME PER COMMON SHARE

        The Board of Directors declared a $.36 per share dividend to Bancorp shareholders of record on December 19, 2000, payable on January 12, 2001. Through the Dividend Reinvestment Plan (DRIP) 51,869 shares were purchased at a price of $10.96 per share. The DRIP resulted in an increase of shares outstanding from 4,137,630 to 4,189,499.

        All per share amounts have been restated to retroactively reflect stock dividends, stock purchased and stock splits previously reported.

4.  CONTINGENCIES

        Unfunded loan commitments totaled $27.5 million as of March 31, 2001 and $28.4 million as of December 31, 2000.

5.  ACCOUNTING CHANGES

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for all fiscal years beginning after June 15, 2000. The Bank had no derivatives as of March 31, 2001, nor does the Bank engage in any hedging activities. Accordingly, adoption of SFAS No. 133 had no effect on the Company's financial position or results of operations.

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

Citizens Bancorp ("Bancorp"), an Oregon Corporation and financial holding company, was formed in 1996 for the purpose of becoming the holding company of Citizens Bank. Bancorp is headquartered in Corvallis, Oregon. Its principal business activities are conducted through its full-service, commercial bank subsidiary, Citizens Bank.

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

The Bank offers debit cards, check guarantee cards, ATM cards as well as MasterCard and VISA cards as part of its retail banking services. The Bank also operates a small residential mortgage loan origination department that originates loans and sells them into the secondary market. The Bank offers extended banking hours in selected locations as well as Saturday banking. ATM machines are also available at nine (9) locations offering 24-hour transaction services, including cash withdrawals, deposits, account transfers, and balance inquiries. The Bank also offers its customers a 24-hour automated telephone service that offers account transfers and balance inquiries.

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

Bancorp reported net income of $946,000, or $.23 per share for the three months ending March 31, 2001, compared to net income of $965,000, or $.23 per share for the same period in 2000. The net decrease is primarily attributable to an increase in the tax provision expense.

LOAN PORTFOLIO

The composition of the loan portfolio was as follows (in thousands):

                                         MARCH 31, 2001  DECEMBER 31, 2000
                                         --------------  -----------------
Commercial                                $  29,740         $  29,088
Agriculture                                  14,432            14,816
Real Estate
  Construction                               11,205             8,651
  1-4 Family                                 39,430            29,066
  Other                                      65,121            73,505
Consumer Loans                                4,589             4,710
                                          ---------         ---------
                                            164,517           159,836

Less:  net deferred loan fees                  (520)             (542)

TOTAL LOANS                               $ 163,997         $ 159,294

Less:  allowance for credit losses           (1,611)           (1,510)

                                          ---------         ---------
NET LOANS                                 $ 162,386         $ 157,784
                                          =========         =========

Transactions in the allowance for credit losses were as follows for the three months ended March 31, 2001:

                                        2001            2000
                                       -------         -------
Balance at beginning of period         $ 1,510         $ 1,071
Provision charged to operations            123              58
Loans recovered                              3              62
Loans charged off                          (25)            (17)
                                       -------         -------
Balance at end of period               $ 1,611         $ 1,174
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

Loans on nonaccrual status as of March 31, 2001 and December 31, 2000 were approximately $636,000 and $1,117,000 respectively. Loans past due 90 days or more on which the Bank continued to accrue interest were approximately $632,000 at March 31, 2001 and $0 at December 31, 2000. Of the $636,000 on non-accrual, $453,000 is the government guaranteed portion on one commercial loan. The Bank charged off its portion of the loan in 1999. The Bank is actively pursuing all avenues of collection on its collateral of inventory, accounts receivable and real estate. Payment of the guaranteed portion is expected by year end 2001. There were no loans with modified terms as of March 31, 2001.

INVESTMENT SECURITIES

The amortized cost and estimated book value of the investment securities held by the Bank, including unrealized gains and losses, at March 31, 2001 and December 31, 2000, are as follows (in thousands):

                                                                     Estimated
                                                      Amortized         Fair         Unrealized
March 31, 2001                                            Cost          Value         Gain, net
--------------                                        ----------     ---------       -----------
AVAILABLE FOR SALE
U.S. Treasury Securities
  (Including securities of government agencies
  and corporations)                                     $46,555        $46,953         $   398
                                                        -------        -------         -------
TOTAL                                                   $46,555        $46,953         $   398

 HELD TO MATURITY
 Obligations of State and Political Subdivisions        $ 8,361        $ 8,549         $   188

                                                                      Estimated
                                                      Amortized         Fair         Unrealized
December 31, 2000                                        Cost           Value         Gain, net
-----------------                                     ---------       ---------       ---------
AVAILABLE FOR SALE
U.S. Treasury Securities
  (Including securities of government
  agencies
  and corporations)                                     $50,563        $50,575        $    12
                                                        -------        -------        -------
TOTAL                                                   $50,563        $50,575        $    12

HELD TO MATURITY
Obligations of State and Political Subdivisions         $ 8,304        $ 8,336        $    32

MATERIAL CHANGES IN FINANCIAL CONDITION

At March 31, 2001 total assets increased 1.2% or approximately $2.8 million from total assets at December 31, 2000. Major components of the change in total assets were:

        -       $4.6 million increase in total loans

        -       $3.6 million decrease in investments

        -       $.4 million increase in cash and cash equivalents

        -       $2.6 million increase in total deposits

The increase in loans was primarily due to loan demand as a result of the emphasis on increased business development by the Bank's loan officers and marketing of the Bank's personalized loan services. Net loans increased from $157.8 million at December 31, 2000 to $162.4 million for the three-month period ending March 31, 2001. An increase of $4.6 million or 2.92 percent.

The decrease in investments was a result of management's decision to use the funds to finance the growth in the loan portfolio. The timing of the maturities in the investment portfolio are determined by using the Bank's asset/liability model.

At March 31, 2001 and December 31, 2000 the Bank kept its liquid funds in an interest bearing demand account held at the Federal Home Loan Bank of Seattle
(FHLB). The balance at the FHLB at March 31, 2001 was $9.1 million. This account balance can fluctuate widely on a day to day basis.

The Bank experienced a net increase in total deposits to $203.6 million at March 31, 2001 from $200.1 million at December 31, 2000 which represents an increase of $2.6 million or 1.30 percent. The net increase in total deposits was the result of an overall increase in the number of account relationships and increases in the balances in interest bearing demand accounts. The increase in new account relationships is a result of the Bank's business development activities.

Long-term borrowings from the FHLB are utilized to fund and match large long-term commercial loans. As of March 31, 2001 the Bank currently had no borrowings from the FHLB.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

The Company reported net income of approximately $946,000 or $.23 per common share, for the three months ended March 31, 2001, compared to net income of approximately $965,000 or $.23 per common share, for the same period in 2000. This represents an decrease in net income of 2.0 percent. The decrease during this period was primarily attributable to an increase in the tax provision expense.

Total interest income increased approximately $261,000 or 5.9% for the three months ended March 31, 2001 as compared to the same period in 2000. The increases for the three-month period was primarily the result of an increase in loan volume.

Total interest expense increased approximately $165,000 or 11.2 percent for the three months ended March 31, 2001 as compared to the same periods in 2000. The increases in interest expense for these periods were primarily a result of volume increases.

Total non-interest income increased approximately $143,000 or 23.9% for the three months ended March 31, 2001 as compared to the same period in 2000. The primary increases were due to an increase in overdraft fees as a result of the new bounce protection overdraft program on individual checking accounts.

Total non-interest expense increased $108,000 or 5.1 percent for the three months ended March 31, 2001, as compared to the same period in 2000. Non-interest expense increased as a result of routine adjustments in staff salaries, and benefits along with expenses associated with technology enhancements and products.

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

During the first three months ended March 31, 2001 the Bank funded the allowance for credit losses $123,000 from operations as compared to $58,000 for the same three-month period of 2000. The Bank is increasing the monthly provision for credit losses to match the increased loan growth. The Bank experienced $25,000 in credit losses and $3,000 in recoveries for the three months ended March 31, 2001 and $45,000 in net recoveries for the same period ended March 31, 2000. Historically, the Bank's loan charge-off levels have been very low compared to its peers. Management believes that the allowance for credit losses at March 31, 2001 of $1,611,000 or .99% of total loans is adequate.

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

The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first three months of 2001. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income which is adjusted for non-cash items and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of both proceeds from maturities and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Bank's deposit accounts.

Management believes that the Bank's existing sources of liquidity will enable the Bank to fund its requirements in the normal course of business.

As of March 31, 2001, shareholders' equity totaled $28,813,000 as compared to $27,063,000 at December 31, 2000, an increase of 6.46%. This increase in equity was primarily due to the Company's net income.

The total number of shares of Bancorp's common stock that may be issued upon the exercise of all options granted under the Incentive Stock Option Plan may not exceed in the aggregate four percent (4%) of Bancorp's issued and outstanding shares of common stock. As of April 30, 2001 Bancorp's issued and outstanding shares totaled 4,189,499, so the maximum number of shares issuable under the Incentive Stock Option Plan was 167,579 on that date. As of April 30, 2001, options for 46,000 shares had been granted and none exercised under this Plan. The exercise price of all options granted exceeded the average market price of the Company's stock for the quarters ended March 31, 2001 and 2000.

The total number of shares of Bancorp's common stock that may be issued under the Stock Bonus Plan may not exceed in the aggregate one percent (1%) of Bancorp's issued and outstanding shares of common stock. As of April 30, 2001 Bancorp's issued and outstanding shares totaled 4,189,499, so the maximum number of shares issuable under the Stock Bonus Plan was 41,895 on that date. As of April 30, 2001 no stock had been issued under this Plan.

Capital ratios for the Company were as follows as of the dates indicated:

                                 Adequately      Well                      Bancorp
                                 Capitalized  Capitalized    -----------------------------------
                                  Standards    Standards     March 31, 2001    December 31, 2000
                                  ---------    ---------     --------------    -----------------
Tier 1 Leverage Ratio                4%           5%             11.60%             10.96%
Tier 1 Risk Based Capital Ratio      4%           6%             17.02%             15.77%
Total Risk Based Capital Ratio       8%           10%            17.71%             16.67%


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

It should be noted that the simulation model does not take into account future management actions that could be undertaken if there were a change in actual market interest rate during the year. Also, certain assumptions are required to perform modeling simulations that my have significant impact on the results. These include assumptions regarding the level of interest rates and balance changes on deposit products that do not have stated maturities. These assumptions have been developed through a combination of industry standards and future expected pricing behavior. The model also includes assumptions about changes in the composition or mix of the balance sheet. The results derived from the simulation model could vary significantly by external factors such as changes in the prepayment assumptions, early withdrawals of deposits and competition. Management has assessed these risks and believes that there has been no material change since December 31, 2000.

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

             None

         (b) Reports on Form 8-K

             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           Date:  May 11, 2001          /s/ William V. Humphreys
                                        ----------------------------------------
                                    By: William V. Humphreys
                                        President and
                                        Chief Executive Officer

           Date:  May 11, 2001          /s/ Lark E. Wysham
                                        ----------------------------------------
                                    By: Lark E. Wysham
                                        Senior Vice President and
                                        Chief Financial Officer