Form 10-Q
period 2001-06-30
CITIZENS BANCORP/OR
filed 2001-08-14
CIK 1048575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  ( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended June 30, 2001

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


                            YES     X         NO
                                 --------         ------


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        4,189,499 shares as of July 31,  2001, no par.

                                CITIZENS BANCORP
                                    FORM 10-Q
                                  JUNE 30, 2001
                                      INDEX


                                                                                        Page
                                                                                      Reference
                                                                                      ---------
PART I.
  ITEM 1. - FINANCIAL INFORMATION - UNAUDITED

   Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31,
   2000                                                                                   1

   Condensed Consolidated Statements of Income for the three months and the six
   months ended June 30, 2001 and 2000                                                    2


   Condensed Consolidated Statements of Changes in Shareholders' Equity for the
   six months ended June 30, 2001 and 2000                                                3

   Condensed Consolidated Statements of Cash Flows for the six months ended
   June 30, 2001 and 2000                                                                 4

   Notes to Condensed Consolidated Financial Statements                                   5

  ITEM 2. - Management's Discussion and Analysis of Financial Condition                   6


  ITEM 3. - Quantitative and Qualitative Disclosure about Market Risk                    11

PART II. - OTHER INFORMATION

  ITEM 1. - Legal Proceedings                                                            12

  ITEM 2. - Changes in Securities                                                        12

  ITEM 3. - Defaults Upon Senior Securities                                              12

  ITEM 4. - Submission of Matters to a Vote of Security Holders                          12

  ITEM 5. - Other Information                                                            12

  ITEM 6. - Exhibits and Reports on Form 8-K                                             12

  SIGNATURES                                                                             13

                          PART I FINANCIAL INFORMATION

ITEM 1
CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

                                                               JUNE 30, 2001     DECEMBER 31, 2000
                                                               -------------     -----------------
ASSETS
     Cash and due from banks                                       $13,715          $11,218
     Interest bearing deposits in banks                             10,015            5,444
     Securities available for sale                                  48,127           50,575
     Securities held to maturity                                     8,816            8,304
     Federal Home Loan Bank stock                                      818              792
     Loans held for sale                                             2,324            1,136

     Loans                                                         167,547          159,294
     Allowance for credit losses                                    (1,696)          (1,510)
                                                                  --------         --------
     NET LOANS                                                    $165,851         $157,784

     Premises and equipment                                          5,519            5,191
     Foreclosed real estate                                            205              205
     Accrued interest receivable                                     2,164            2,142
     Other assets                                                    1,399            1,589

     TOTAL ASSETS                                                 $258,953         $244,380
                                                                  ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Deposits:
        Demand                                                     $33,022          $31,629
        Savings and interest bearing demand                        103,636          105,183
        Time                                                        74,755           64,148
                                                                  --------         --------
     TOTAL DEPOSITS                                               $211,413         $200,960

     Repurchase agreements                                          14,745           13,867
     Other borrowings                                                2,153                0
     Accrued interest payable                                          224              223
     Other liabilities                                                 602            2,267

     TOTAL LIABILITIES                                            $229,137         $217,317
                                                                  --------         --------

SHAREHOLDERS' EQUITY
     Common stock (no par value); authorized 10,000,000
     shares;
     Issued and outstanding:  2001 - 4,189,499;
     2000 - 4,137,630 shares;                                       20,654           20,085
     Retained earnings                                               8,848            6,971
     Accumulated other comprehensive income                            314                7
     TOTAL SHAREHOLDERS' EQUITY                                    $29,816          $27,063
                                                                  --------         --------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $258,953         $244,380
                                                                  ========         ========

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousand, except per share amounts)

                                                           SIX MONTHS ENDED       THREE MONTHS ENDED
                                                                JUNE 30,                JUNE 30,
                                                          ------------------      ------------------
                                                           2001        2000        2001        2000
                                                          ------      ------      ------      ------
INTEREST INCOME:
Loans                                                     $7,638      $6,851      $3,823      $3,497
Interest on deposits and federal funds sold                  237         114         136          58
Securities available for sale                              1,346       1,718         667         858
Securities held to maturity                                  213         214         123          58
                                                          ------      ------      ------      ------
TOTAL INTEREST INCOME                                     $9,434      $8,897      $4,749      $4,473

INTEREST EXPENSE:
Deposits                                                   2,907       2,649       1,404       1,340
Borrowed funds                                                24          55          11          19
Repurchase agreements                                        238         278         113         147
                                                          ------      ------      ------      ------
TOTAL INTEREST EXPENSE                                    $3,169      $2,982      $1,528      $1,506

NET INTEREST INCOME                                       $6,265      $5,915      $3,221      $2,967

PROVISIONS FOR CREDIT LOSSES                                (246)       (178)       (123)       (120)

NET INTEREST INCOME AFTER PROVISION FOR CREDIT            $6,019      $5,737      $3,098      $2,847
LOSSES

NON-INTEREST INCOME:
Service charges on deposit accounts                          767         556         382         303
Other                                                        727         719         371         374
                                                          ------      ------      ------      ------
TOTAL NON-INTEREST INCOME                                 $1,494      $1,275        $753        $677

NON-INTEREST EXPENSE:
Salaries and employee benefits                             2,463       2,163       1,180         991
Occupancy and equipment                                      629         595         319         299
Other                                                      1,438       1,403         793         741
                                                          ------      ------      ------      ------
TOTAL NON-INTEREST EXPENSE                                $4,530      $4,161      $2,292      $2,031

INCOME BEFORE INCOME TAXES                                $2,983      $2,851      $1,559      $1,493
                                                          ------      ------      ------      ------

INCOME TAXES                                              (1,106)     (1,013)       (628)       (620)

NET INCOME                                                $1,877      $1,838        $931        $873
                                                          ======      ======      ======      ======

Per share data:
Basic and diluted earnings per share                       $0.45       $0.44       $0.22       $0.21
Weighted average number of common
shares outstanding                                     4,186,060   4,136,886   4,189,499   4,137,630
Return on Average Assets                                    1.48%       1.56%       1.47%       1.48%

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)
(Dollars in Thousands)

                                                      SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                           ------------------------------------------------------------------
                                                                                      Accumulated
                                            Number of                                    Other
                                             Common         Common                   Comprehensive
                                             Shares         Stock      Retained      Income (Loss)
                                           Outstanding      Amount     Earnings          Total         Total
                                           -----------      -------    --------      -------------    -------
BALANCE, AT DECEMBER 31, 1999                4,124,091      $19,868      $4,850           ($375)      $24,343

COMPREHENSIVE INCOME:

Net Income                                          --           --       1,838              --         1,838

Other comprehensive income, net of tax:
  Unrealized loss on securities, net                --           --          --            (124)         (124)
  of reclassification adjustment

COMPREHENSIVE INCOME                                --           --          --              --         1,714

Issuance of common stock                        13,539          217          --              --           217
                                             ---------      -------      ------           -----       -------

BALANCE, AT JUNE 30, 2000                    4,137,630      $20,085      $6,688           ($499)      $26,274

BALANCE, AT DECEMBER 31, 2000                4,137,630      $20,085      $6,971              $7       $27,063

COMPREHENSIVE INCOME:

Net Income                                          --           --       1,877              --         1,877

Other comprehensive income, net of tax:
  Unrealized gain on securities, net                --           --          --             307           307
  of reclassification adjustment

COMPREHENSIVE INCOME                                --           --          --              --         2,184

Issuance of common stock                        51,869          569          --              --           569
                                             ---------      -------      ------           -----       -------

BALANCE, AT JUNE 30, 2001                    4,189,499      $20,654      $8,848            $314       $29,816

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited), (Dollars in thousands)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                         ----------------------
                                                                           2001         2000
                                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                             $  1,877      $  1,838
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for credit losses                                               246           178
    Depreciation and amortization                                             315           322
    Stock dividends received                                                  (26)          (26)
    Increase in accrued interest receivable                                   (22)         (141)
    Increase (decrease) in accrued interest payable                             1           (31)
    Other                                                                    (137)         (731)
                                                                         --------      --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                              $  2,254      $  1,409

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in interest bearing deposits in banks            (4,571)          441
  Proceeds from maturities of available for sale securities                16,000         7,000
  Proceeds from sales of available for sale securities                          0         2,000
  Proceeds from maturities of securities held to maturity                     550           355
  Purchases of securities available for sale                              (13,100)       (6,964)
  Purchases of securities held to maturity                                 (1,055)         (492)
  Increase in loans made to customers, net of principal collections        (9,540)      (13,898)
  Purchases of premises and equipment and other                              (604)         (105)
                                                                         --------      --------
  NET CASH PROVIDED BY INVESTING ACTIVITIES                              ($12,320)     ($11,663)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                 10,453         1,574
  Net increase in repurchase agreements and other borrowings                3,031         1,004
  Payment of dividends, net of dividends reinvested                          (921)       (1,268)
                                                                         --------      --------
  NET CASH USED IN FINANCING ACTIVITIES                                  $ 12,563      $  1,310

  NET DECREASE IN CASH AND DUE FROM BANKS                                $  2,497      ($ 8,944)

CASH AND DUE FROM BANKS
  Beginning of period                                                      11,218        17,990

  END OF PERIOD                                                          $ 13,715      $  9,046
                                                                         ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                             3,168         3,013
  Income taxes paid                                                         1,106           930
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

  Fair value adjustment of available for sale, net of tax                     307          (124)
  Issuance of common stock through dividend reinvestment plan                 569           217

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

        The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2000 consolidated financial statements, including notes there to, included in Bancorp's 2000 Annual Report to shareholders. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results anticipated for the year ending December 31, 2001.

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

4.  CONTINGENCIES

        Unfunded loan commitments totaled $27.4 million as of June 30, 2001 and $28.4 million as of December 31, 2000.

5.  ACCOUNTING CHANGES

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for all fiscal years beginning after June 15, 2000. The Bank had no derivatives as of June 30, 2001 or December 31, 2000, nor does the Bank engage in any hedging activities. Accordingly, adoption of SFAS No. 133 had no effect on the Company's financial position or results of operations.

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

The Bank offers debit cards, check guarantee cards, ATM cards as well as MasterCard and VISA cards as part of its retail banking services. The Bank also operates a small residential mortgage loan origination department that originates loans and sells them into the secondary market. The Bank offers extended banking hours in selected locations as well as Saturday banking. ATM machines are also available at nine (9) locations offering 24-hour transaction services, including cash withdrawals, deposits, account transfers, and balance inquiries. The Bank also offers its customers a 24-hour automated telephone services that offers account transfers and balance inquiries.

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

Bancorp reported net income of $931,000 in the second quarter ending June 30, 2001, or $.22 per common share, an increase of 6.6 percent from the second quarter net income of $873,000 in 2000 or $.21 per common share. For the first six months of 2001, Bancorp earned $1,877,000, or $.45 per common share, an increase of 2.1 percent from the six month 2000 earnings of $1,838,000 or $.44 per common share. The net increase is primarily attributable to an increase in interest income from loans due to the growth in total loans.

LOAN PORTFOLIO

The composition of the loan portfolio was as follows (in thousands):

                                           JUNE 30, 2001       DECEMBER 31, 2000
                                           -------------       -----------------
Commercial                                      $28,180              $29,088
Agriculture                                      16,147               14,816
Real Estate
  Construction                                   14,178                8,651
  1-4 Family                                     27,552               29,066
  Other                                          76,985               73,505
Consumer Loans                                    5,086                4,710
                                               --------             --------
                                                168,128              159,836

Less:  net deferred loan fees                      (581)                (542)

TOTAL LOANS                                    $167,547             $159,294

Less:  allowance for credit losses               (1,696)              (1,510)
                                               --------             --------
NET LOANS                                      $165,851             $157,784
                                               ========             ========

Transactions in the allowance for credit losses were as follows for the six months ended June 30, 2001:

                                                   2001             2000
                                                  ------           ------
Balance at beginning of period                    $1,510           $1,071
Provision charged to operations                      246               58
Loans recovered                                        3               62
Loans charged off                                    (63)             (17)
                                                  ------           ------
Balance at end of period                          $1,696           $1,174
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

Loans on nonaccrual status as of June 30, 2001 and December 31, 2000 were approximately $106,000 and $1,117,000 respectively. Loans past due 90 days or more on which the Bank continued to accrue interest were approximately $277,000 at June 30, 2001 and $0 at December 31, 2000. There were no loans with modified terms as of June 30, 2001.

INVESTMENT SECURITIES

The amortized cost and estimated book value of the investment securities held by the Bank, including unrealized gains and losses, at June 30, 2001 and December 31, 2000, are as follows (in thousands):

June 30, 2001                                      Amortized Cost     Estimated Fair Value   Unrealized Gain, net
                                                   --------------     --------------------   --------------------
AVAILABLE FOR SALE
U.S. Treasury Securities
  (Including securities of government agencies
  and corporations)                                    $47,614               $48,127                  $513

 HELD TO MATURITY
 Obligations of State and Political Subdivisions        $8,816                $9,036                  $220


December 31, 2000                                  Amortized Cost     Estimated Fair Value   Unrealized Gain, net
                                                   --------------     --------------------   --------------------
AVAILABLE FOR SALE
U.S. Treasury Securities
  (Including securities of government
  agencies and corporations)                           $50,563               $50,575                   $12

HELD TO MATURITY
Obligations of State and Political Subdivisions         $8,304                $8,336                   $32

MATERIAL CHANGES IN FINANCIAL CONDITION

At June 30, 2001 total assets increased 6.0% or approximately $14.6 million from total assets at December 31, 2000. Major components of the change in total assets were:

     -    $8.2 million increase in total loans
     -    $1.9 million decrease in investments
     -    $7.1 million increase in cash and cash equivalents
     -    $10.4 million increase in total deposits

The increase in loans was primarily a result of the emphasis on increased business development by the Bank's loan officers and marketing of the Bank's personalized loan services. Total loans increased from $159.3 million at December 31, 2000 to $167.5 million for the six-month period ending June 30, 2001. An increase of $8.2 million or 5.1 percent.

The decrease in investments was a result of management's decision to use the funds to finance the growth in the loan portfolio. The timing of the maturities in the investment portfolio are determined by using the Bank's asset/liability model.

At June 30, 2001 and December 31, 2000 the Bank kept its liquid funds in an interest bearing demand account held at the Federal Home Loan Bank of Seattle
(FHLB). The balance at the FHLB at June 30, 2001 was $9.7 million. This account balance can fluctuate widely on a day to day basis.

The Bank experienced a net increase in total deposits to $211.4 million at June 30, 2001 from $201.0 million at December 31, 2000 which represents an increase of $10.4 million or 5.2 percent. The net increase in total deposits was the result of an overall increase in the number of account relationships and increases in the balances in demand and time deposits. The increase in new account relationships is a result of the Bank's business development activities.

Long-term borrowings from the FHLB are from time to time utilized to fund and match large long-term commercial loans. As of June 30, 2001 the Bank currently had no borrowings from the FHLB.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

The Company reported net income of approximately $1,877,000 or $.45 net income per common share, for the six months ended June 30, 2001, compared to net income of approximately $1,838,000 or $.44 net income per common share, for the same period in 2000. This represents an increase in net income of 2.1 percent. Net income for the quarter ended June 30, 2001, was approximately $931,000 or $.22 net income per common share, compared to net income of approximately $873,000, or $.21 net income per common share, for the same period in 2000. This represents an increase in net income of 6.6 percent. The increase during these periods were primarily attributable to strong growth in the Bank's loan portfolio resulting in an increase in net interest income.

Total interest income increased approximately $537,000 or 6.0% for the six months and $276,000 or 6.2% for the three months ended June 30, 2001 as compared to the same periods in 2000. These increases for both the six-month and three-month periods were primarily the result of an increase in loan volume compared to the same periods in 2000.

Total interest expense increased approximately $187,000 or 6.3 percent for the six months and $22,000 or 1.5 percent for the three months ended June 30, 2001 as compared to the same periods in 2000. The increases in interest expense for these periods were the result of volume increases.

Total non-interest income increased approximately $219,000 or 17.2% for the six months and $76,000 or 11.2 percent for the three months ended June 30, 2001 as compared to the same periods in 2000. The primary increases were a result of an increase in overdraft fees as a result of the new bounce protection overdraft program on individual checking accounts and the growth of service charge income due to volume increases in deposit accounts.

Total non-interest expense increased $369,000 or 8.9 percent for the six months and $261,000 or 12.9 percent for the three months ended June 30, 2001, as compared to the same periods in 2000. Non-interest expense increased as a result of routine adjustments in staff salaries, and expenses associated with technology enhancements, products and occupancy.

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

During the first six months ended June 30, 2001, the Bank funded the allowance for credit losses $246,000 from operations as compared to $178,000 for the same six month period in 2000. For the three month period ending June 30, 2001, the Bank funded the allowance for credit losses $123,000 as compared to $120,000 for the same three month period in 2000. The increase in the Bank's monthly provision for credit losses is primarily in correlation to the growth in the loan portfolio.

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

The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first six months of 2001. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income which is adjusted for non-cash items and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of both proceeds from maturities and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Bank's deposit accounts.

Management believes that the Bank's existing sources of liquidity will enable the Bank to fund its requirements in the normal course of business.

As of June 30, 2001, shareholders' equity totaled $29,816,000 as compared to $27,063,000 at December 31, 2000, an increase of 10.2%. This increase in equity was primarily due to the Company's net income.

The total number of shares of Bancorp's common stock that may be issued upon the exercise of all options granted under the Incentive Stock Option Plan may not exceed in the aggregate four percent (4%) of Bancorp's issued and outstanding shares of common stock. As of July 31, 2001 Bancorp's issued and outstanding shares totaled 4,189,499, so the maximum number of shares issuable under the Incentive Stock Option Plan was 167,579 on that date. As of July 31, 2001, options for 46,000 shares had been granted and none exercised under this Plan. The exercise price of all options granted exceeded the average market price of the Company's stock for the periods ended June 30, 2001 and 2000.

The total number of shares of Bancorp's common stock that may be issued under the Stock Bonus Plan may not exceed in the aggregate one percent (1%) of Bancorp's issued and outstanding shares of common stock. As of July 31, 2001 Bancorp's issued and outstanding shares totaled 4,189,499, so the maximum number of shares issuable under the Stock Bonus Plan was 41,895 on that date. As of July 31, 2001 no stock had been issued under this Plan.

Capital ratios for the Company were as follows as of the dates indicated:

                                    Adequately        Well                   Bancorp
                                   Capitalized    Capitalized   ----------------------------------
                                     Standards     Standards    June 30, 2001    December 31, 2000
                                   -----------    -----------   -------------    -----------------
Tier 1 Leverage Ratio                    4%            5%           11.56%             10.96%
Tier 1 Risk Based Capital Ratio          4%            6%           16.09%             15.77%
Total Risk Based Capital Ratio           8%           10%           17.02%             16.67%


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

             None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     (a)     April 19, 2001, Annual Meeting

     (b)     Need not be completed

     (c) The following matters were voted upon at the Annual Meeting of Shareholders on April 19, 2001

             (1) The re-election of one (1) Director for terms expiring in 2004 or until their successors have been elected and qualified.

                 Director:

                 William V. Humphreys
                      Votes cast for:          3,065,002
                      Votes withheld:             48,038

                 Directors continuing in office are Rosetta C. Venell (term expires 2002), Scott A. Fewel (term expires 2002), Duane L. Sorensen (term expires 2002), Eric Thompson (term expires
                 2003), James E. Richards (term expires 2003), and Jock Gibson (term expires 2003).

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

                     Date:  August 10, 2001       /s/ William V. Humphreys
                                                  -----------------------------
                                              By: William V. Humphreys
                                                  President and
                                                  Chief Executive Officer

                     Date:  August 10, 2001       /s/ Lark E. Wysham
                                                  -----------------------------
                                              By: Lark E. Wysham
                                                  Senior Vice President and
                                                  Chief Financial Officer