Form 10-Q
period 2001-09-30
CITIZENS BANCORP/OR
filed 2001-11-09
CIK 1048575

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

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

    4,112,063 shares as of November 1, 2001, no par.

                                CITIZENS BANCORP
                                    FORM 10-Q
                               September 30, 2001
                                      INDEX


                                                                                               Page
                                                                                            Reference
PART I.

  ITEM 1. - FINANCIAL INFORMATION - UNAUDITED                                                    3

    Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000         3

    Condensed Consolidated Statements of Income for the nine months ended
    September 30, 2001 and 2000                                                                  4

    Condensed Consolidated Statements of Changes in Shareholders' Equity for the nine
    months ended September 30, 2001 and 2000                                                     5

    Condensed Consolidated Statements of Cash Flows for nine months ended
    September 30, 2001 and 2000                                                                  6

    Notes to Condensed Consolidated Financial Statements                                         7

  ITEM 2. - Management's Discussion and Analysis of Financial Condition and Results of
      Operations                                                                                 9

  ITEM 3. - Quantitative and Qualitative Disclosure about Market Risk                           14

PART II. - OTHER INFORMATION                                                                    15

  ITEM 1. - Legal Proceedings                                                                   15

  ITEM 2. - Changes in Securities                                                               15

  ITEM 3. - Defaults Upon Senior Securities                                                     15

  ITEM 4. - Submission of Matters to a Vote of Security Holders                                 15

  ITEM 5. - Other Information                                                                   15

  ITEM 6. - Exhibits and Reports on Form 8-K                                                    15

  SIGNATURES                                                                                    16

                          PART I FINANCIAL INFORMATION

ITEM 1
CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)


                                                           SEPTEMBER 30,    DECEMBER 31,
                                                               2001            2000
ASSETS
     Cash and due from banks                                 $  11,048       $  11,218
     Interest bearing deposits in banks                         17,510           5,444
     Securities available for sale                              54,450          50,575
     Securities held to maturity                                 9,542           8,304
     Federal Home Loan Bank stock                                  832             792
     Loans held for sale                                         1,847           1,136

     Loans                                                     167,989         159,294
     Allowance for credit losses                                (1,817)         (1,510)
                                                             ---------       ---------
     NET LOANS                                               $ 166,172       $ 157,784

     Premises and equipment                                      5,474           5,191
     Foreclosed real estate                                          0             205
     Accrued interest receivable                                 2,805           2,142
     Other assets                                                4,766           1,589

     TOTAL ASSETS                                            $ 274,446       $ 244,380
                                                             =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Deposits:
        Demand                                               $  35,605       $  31,629
        Savings and interest bearing demand                    112,701         105,183
        Time                                                    74,007          64,148
                                                             ---------       ---------
     TOTAL DEPOSITS                                          $ 222,313       $ 200,960

     Repurchase agreements                                      18,013          13,867
     Other borrowings                                            2,145               0
     Accrued interest payable                                      218             223
     Other liabilities                                           1,305           2,267

     TOTAL LIABILITIES                                       $ 243,994       $ 217,317
                                                             ---------       ---------

SHAREHOLDERS' EQUITY
     Common stock (no par value); authorized 10,000,000
     shares; Issued and outstanding:  2001 - 4,116,385;
     2000 - 4,137,630 shares;                                   19,907          20,085
     Retained earnings                                           9,826           6,971
     Accumulated other comprehensive income                        719               7
     TOTAL SHAREHOLDERS' EQUITY                              $  30,452       $  27,063
                                                             ---------       ---------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 274,446       $ 244,380
                                                             =========       =========


See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousand, except per share amounts)


                                                       NINE MONTHS ENDED             THREE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                        2001            2000            2001            2000
INTEREST INCOME:
Loans                                            $    11,431     $    10,608     $     3,793     $     3,757
Interest on deposits and federal funds sold              382             168             145              54
Securities available for sale                          2,009           2,541             663             823
Securities held to maturity                              342             323             129             109
                                                 -----------     -----------     -----------     -----------
TOTAL INTEREST INCOME                            $    14,164     $    13,640     $     4,730     $     4,743

INTEREST EXPENSE:
Deposits                                               4,181           4,071           1,274           1,422
Borrowed funds                                            34             129              10              74
Repurchase agreements                                    362             396             124             118
                                                 -----------     -----------     -----------     -----------
TOTAL INTEREST EXPENSE                           $     4,577     $     4,596     $     1,408     $     1,614

NET INTEREST INCOME                              $     9,587     $     9,044     $     3,322     $     3,129

PROVISION FOR CREDIT LOSSES                             (369)           (315)           (123)           (137)

NET INTEREST INCOME AFTER PROVISION FOR CREDIT
LOSSES                                           $     9,218     $     8,729     $     3,199     $     2,992

NON-INTEREST INCOME:
Service charges on deposit accounts                    1,145             911             378             355
Other                                                  1,124           1,093             397             374
                                                 -----------     -----------     -----------     -----------
TOTAL NON-INTEREST INCOME                        $     2,269     $     2,004     $       775     $       729

NON-INTEREST EXPENSE:
Salaries and employee benefits                         3,724           3,274           1,261           1,111
Occupancy and equipment                                  960             895             331             300
Other                                                  2,132           2,114             694             711
                                                 -----------     -----------     -----------     -----------
TOTAL NON-INTEREST EXPENSE                       $     6,816     $     6,283     $     2,286     $     2,122

INCOME BEFORE INCOME TAXES                       $     4,671     $     4,450     $     1,688     $     1,599
                                                 -----------     -----------     -----------     -----------
INCOME TAXES                                          (1,816)         (1,713)           (710)           (700)

NET INCOME                                       $     2,855     $     2,737     $       978     $       899
                                                 ===========     ===========     ===========     ===========

Per share data:
Basic and diluted earnings per share             $      0.68     $      0.63     $      0.24     $      0.22
Weighted average number of common
Shares outstanding                                 4,177,026       4,137,136       4,158,581       4,137,630
Return on Average Assets                               1.49%           1.53%           1.47%           1.50%


See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)
(Dollars in Thousands)

                                                Nine Months Ended September 30, 2001 and 2000
                                                ---------------------------------------------
                                                                                 Accumulated
                                            Number of                               Other
                                              Common       Common               Comprehensive
                                              Shares       Stock       Retained Income (Loss)
                                           Outstanding     Amount      Earnings     Total     Total
BALANCE, AT DECEMBER 31, 1999               4,124,091     $ 19,868     $ 4,850     $(375)    $24,343

COMPREHENSIVE INCOME:

Net Income                                         --           --       2,737        --       2,737

Other comprehensive income, net of tax:
  Unrealized gain on securities, net
  of reclassification adjustment                   --           --          --        82          82

COMPREHENSIVE INCOME                               --           --          --        --       2,819

Issuance of common stock                       13,539          217          --        --         217
                                            ---------     --------     -------     -----     -------

BALANCE, AT SEPTEMBER 30, 2000              4,137,630     $ 20,085     $ 7,587     $(293)    $27,379

BALANCE, AT DECEMBER 31, 2000               4,137,630     $ 20,085     $ 6,971     $   7     $27,063

COMPREHENSIVE INCOME:

Net Income                                         --           --       2,855        --       2,855

Other comprehensive income, net of tax:
  Unrealized gain on securities, net
  of reclassification adjustment                   --           --          --       712         712

COMPREHENSIVE INCOME                               --           --          --        --       3,567

Repurchase of common stock                    (73,114)        (747)                             (747)
Issuance of common stock                       51,869          569          --        --         569
                                            ---------     --------     -------     -----     -------

BALANCE, AT SEPTEMBER 30, 2001              4,116,385     $ 19,907     $ 9,826     $ 719     $30,452


See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited), (Dollars in thousands)


                                                                              Nine Months Ended
                                                                              -----------------
                                                                                 SEPTEMBER 30,
                                                                              2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                              $  2,855       $  2,737
  Adjustments to reconcile net income to net
   Cash provided by operating activities:
    Provision for credit losses                                                369            315
    Depreciation and amortization                                              477            457
    Stock dividends received                                                   (40)           (38)
    (Increase) decrease in accrued interest receivable                        (663)          (649)
    Increase (decrease) in accrued interest payable                             (5)            21
    Other                                                                     (100)          (571)
                                                                          --------       --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                               $  2,893       $  2,272

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in interest bearing deposits in banks            (12,066)        (1,767)
  Proceeds from maturities of available for sale securities                 21,000         11,000
  Proceeds from sales of available for sale securities                           0          2,000
  Proceeds from maturities of securities held to maturity                      550            455
  Purchases of securities available for sale                               (23,758)        (6,964)
  Purchases of securities held to maturity                                  (1,777)          (496)
  Increase in loans made to customers, net of principal collections         (9,477)       (15,222)
  Purchases of premises and equipment and other                               (511)          (419)
  Purchase of officer's life insurance                                      (3,000)             0
                                                                          --------       --------
  NET CASH PROVIDED BY INVESTING ACTIVITIES                                (29,039)      $(11,413)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                  21,353          3,547
  Net increase (decrease) in repurchase agreements and other
  borrowings                                                                 6,291         (1,814)
  Payment of dividends, net of dividends reinvested                           (921)        (1,268)
  Repurchase of common stock                                                  (747)             0
                                                                          --------       --------
  NET CASH USED IN FINANCING ACTIVITIES                                     25,976       $    465

  NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS                      $   (170)      $ (8,676)

CASH AND DUE FROM BANKS
  Beginning of period                                                       11,218         17,990

  END OF PERIOD                                                           $ 11,048       $  9,314
                                                                          ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                              4,582          4,575
  Income taxes paid                                                          1,280          1,575
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Foreclosed real estate acquired in settlement of loans                         0            205
  Fair value adjustment of securities available for sale, net of tax           712             82
  Issuance of common stock through dividend reinvestment plan                  569            217


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

    The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2000 consolidated financial statements, including notes there to, included in Bancorp's 2000 Annual Report to shareholders. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results anticipated for the year ending December 31, 2001.

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

    On July 16, 2001 the Board of Directors approved a program to repurchase shares of Bancorp common stock. The Bancorp Board of Directors authorized repurchases by Bancorp of shares of Bancorp common stock not to exceed a total aggregate repurchase amount of 5% of outstanding shares. The repurchases shall continue to be made from time to time in the year 2001 and continuing thereafter at Bancorp's discretion. The repurchases shall be made in open market purchases, privately negotiated transactions or otherwise. Bancorp shall repurchase the shares from time to time at prices which it deems reasonable given market conditions at the time of repurchase. There is no guarantee that any shareholder's shares will be purchased at any particular price.

    All per share amounts have been restated to retroactively reflect stock dividends and stock splits previously reported.

4.  CONTINGENCIES

    Unfunded loan commitments totaled $22.8 million as of September 30, 2001 and $28.4 million as of December 31, 2000.

5.  ACCOUNTING CHANGES

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This statement was adopted by the Company in 2001 but had no effect on the Company's financial statements since the Bank does not invest in derivative instruments or engage in hedging activities.

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

OVERVIEW

Citizens Bank ("the Bank") was chartered October 1, 1957 (charter #333) by the State of Oregon as a commercial bank. Since its beginning with a single office in Corvallis, Citizens Bank has expanded to an additional nine locations in the four counties of Benton, Linn, Lane, and Yamhill. Branches are located in the communities of Corvallis, Philomath, Albany, Junction City, Veneta, McMinnville and Harrisburg.

The Bank recently opened a new full service branch located in the community of Harrisburg, Oregon. The new Harrisburg branch is the ninth branch for the Bank. The new branch opened July 31, 2001 in a leased facility in the newly constructed Harrisburg Plaza. The Bank anticipates the branch will support the borrowing and deposit needs of the community in the areas of business and agriculture.

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

The Bank offers debit cards, check guarantee cards, ATM cards as well as MasterCard and VISA cards as part of its retail banking services. The Bank also operates a small residential mortgage loan origination department that originates loans and sells them into the secondary market. The Bank offers extended banking hours in selected locations as well as Saturday banking. ATM machines are also available at nine (9) locations offering 24-hour transaction services, including cash withdrawals, deposits, account transfers, and balance inquiries. The Bank also offers its customers a 24-hour automated telephone services that offers account transfers and balance inquiries. The Bank's on-line banking product offers services to both individuals and business account customers. Business customers have a comprehensive cash management option. All online users have the availability of the "bill payment" feature. The Bank expects to continually enhance its on-line banking product while maintaining its quality "people to people" customer service. Citizens on-line banking can be reached at www.CitizensEBank.com.

Bancorp reported net income of $978,000 in the third quarter ended September 30, 2001, or $.24 per common share, an increase of 8.8 percent from the third quarter net income of $899,000 in 2000 or $.22 per common share. For the first nine months of 2001, Bancorp earned $2,855,000, or $.68 per common share, an increase of 4.3 percent from the nine month 2000 earnings of $2,737,000 or $.63 per common share. The net increase is primarily attributable to an increase in interest income from loans due to the growth in total loans.

LOAN PORTFOLIO

The composition of the loan portfolio was as follows (in thousands):

                                        September 30, 2001  December 31, 2000
                                        ------------------  -----------------
Commercial                                  $  27,418           $  29,088
Agriculture                                    17,683              14,816
Real Estate
  Construction                                 12,297               8,651
  1-4 Family                                   26,761              29,066
  Other                                        79,131              73,505
Consumer Loans                                  5,246               4,710
                                            ---------           ---------
                                              168,536             159,836

Less:  net deferred loan fees                    (547)               (542)

TOTAL LOANS                                 $ 167,989           $ 159,294

Less:  allowance for credit losses             (1,817)             (1,510)

                                            ---------           ---------
NET LOANS                                   $ 166,172           $ 157,784
                                            =========           =========

Transactions in the allowance for credit losses were as follows for the nine months ended September 30, 2001:

                                            2001              2000
                                         -------           -------
Balance at beginning of period           $ 1,510           $ 1,071
Provision charged to operations              369               315
Loans recovered                                4                62
Loans charged off                            (66)              (33)
                                         -------           -------
Balance at end of period                 $ 1,817           $ 1,415
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

Loans on nonaccrual status as of September 30, 2001 and December 31, 2000 were approximately $546,000 and $1,117,000 respectively. Loans past due 90 days or more on which the Bank continued to accrue interest were approximately $227,000 at September 30, 2001 and $0 at December 31, 2000. There were no loans with modified terms as of September 30, 2001.

INVESTMENT SECURITIES

The amortized cost and estimated fair value of the investment securities held by the Bank, including unrealized gains and losses, at September 30, 2001 and December 31, 2000, are as follows (in thousands):

                                                      Amortized   Estimated    Unrealized
September 30, 2001                                       Cost     Fair Value   Gain, net
                                                      ---------   ----------   ----------
AVAILABLE FOR SALE
U.S. Treasury Securities
  (Including securities of government agencies
  and corporations)                                    $53,271      $54,450      $1,179

 Held to Maturity
 Obligations of States and Political Subdivisions      $ 9,542      $ 9,874      $  332

                                                      Amortized   Estimated    Unrealized
December 31, 2000                                        Cost     Fair Value   Gain, net
                                                      ---------   ----------   ----------
AVAILABLE FOR SALE
U.S. Treasury Securities
  (Including securities of government
  agencies and corporations)                           $50,563      $50,575      $   12

HELD TO MATURITY
Obligations of States and Political Subdivisions       $ 8,304      $ 8,336      $   32

MATERIAL CHANGES IN FINANCIAL CONDITION

At September 30, 2001 total assets increased 12.3% or approximately $30.1 million from total assets at December 31, 2000. Major components of the change in total assets were:

     -  $8.7 million increase in total loans
     -  $5.1 million increase in investments
     -  $11.9 million increase in cash and cash equivalents
     -  $21.3 million increase in total deposits

The increase in loans was primarily a result of the emphasis on increased business development by the Bank's loan officers and marketing of the Bank's personalized loan services. Total loans increased from $159.3 million at December 31, 2000 to $168.0 million for the nine-month period ending September 30, 2001. An increase of $8.7 million or 5.5 percent.

The increase in investments was a result of the growth in deposits being deployed to the investment portfolio and loans. The timing of the maturities in the investment portfolio are determined by using the Bank's asset/liability model.

At September 30, 2001 and December 31, 2000 the Bank kept its liquid funds in an interest bearing demand account held at the Federal Home Loan Bank of Seattle
(FHLB). The balance at the FHLB at September 30, 2001 was $17.5 million. This account balance can fluctuate widely on a day to day basis.

The Bank experienced a net increase in total deposits to $222.3 million at September 30, 2001 from $201.0 million at December 31, 2000 which represents an increase of $21.3 million or 10.6 percent. The net increase in total deposits was the result of an overall increase in the number of account relationships and increases in the balances in demand and interest-bearing deposits. The increase in new account relationships is a result of the Bank's business development activities.

Long-term borrowings from the FHLB are from time to time utilized to fund and match large long-term commercial loans. As of September 30, 2001 the Bank currently had no borrowings from the FHLB.

Other borrowings consist of the Bank's participation in the Federal Reserve's Treasury Tax and Loan (TT&L) note program. At September 30, 2001 and December 31, 2000 the balance of the Federal Reserve TT&L note was $2,145,000 and $0 respectively.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

The Company reported net income of approximately $2,855,000 or $.68 net income per common share, for the nine months ended September 30, 2001, compared to net income of approximately $2,737,000 or $.63 net income per common share, for the same period in 2000. This represents an increase in net income of 4.3 percent. Net income for the quarter ended September 30, 2001, was approximately $978,000 or $.24 net income per common share, compared to net income of approximately $899,000, or $.22 net income per common share, for the same period in 2000. This represents an increase in net income of 8.8 percent. The increase during these periods were primarily attributable to strong growth in the Bank's loan portfolio resulting in an increase in net interest income.

Total interest income increased approximately $524,000 or 3.8 percent for the nine months and decreased $13,000 for the three months ended September 30, 2001 as compared to the same periods in 2000. The increase for the nine-month period was primarily the result of an increase in loan volume compared to the same periods in 2000 and an increase in the amount of deposits earning interest held at the Federal Home Loan Bank. The decrease of $13,000 or .27 percent for the three month period ending September 30, 2001 as compared to the same period in 2000 was the result of a decrease in interest income on loans and on investments held for sale. The decrease is directly related to the overall decrease in market interest rates.

Total interest expense decreased approximately $19,000 or .41 percent for the nine months and $206,000 or 12.8 percent for the three months ended September 30, 2001 as compared to the same periods in 2000. The decreases in interest expense for these periods were the result of lower interest rates paid on deposits resulting from overall market rate decreases.

Total non-interest income increased approximately $265,000 or 13.2% for the nine months and $46,000 or 6.3 percent for the three months ended September 30, 2001 as compared to the same periods in 2000. The primary increases were a result of an increase in overdraft fees as a result of the new bounce protection overdraft program on individual checking accounts and the growth of service charge income due to volume increases in deposit accounts.

Total non-interest expense increased $533,000 or 8.5 percent for the nine months and $164,000 or 7.7 percent for the three months ended September 30, 2001, as compared to the same periods in 2000. Non-interest expense increased as a result of routine adjustments in staff salaries, expenses associated with technology enhancements, products, occupancy, and expenses relative to the opening of the new Harrisburg branch.

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

During the first nine months ended September 30, 2001, the Bank funded the allowance for credit losses $369,000 from operations as compared to $315,000 for the same nine month period in 2000. For the three month period ended September 30, 2001, the Bank funded the allowance for credit losses $123,000 as compared to $137,000 for the same three month period in 2000. The increase in the Bank's monthly provision for credit losses is primarily in correlation to the growth in the loan portfolio.

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

The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first nine months of 2001. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income which is adjusted for non-cash items and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of both proceeds from maturities and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Bank's deposit accounts.

Management believes that the Bank's existing sources of liquidity will enable the Bank to fund its requirements in the normal course of business.

As of September 30, 2001, shareholders' equity totaled $30,452,000 as compared to $27,063,000 at December 31, 2000, an increase of 12.5%. This increase in equity was primarily due to the Company's net income.

The total number of shares of Bancorp's common stock that may be issued upon the exercise of all options granted under the Incentive Stock Option Plan may not exceed in the aggregate four percent (4%) of Bancorp's issued and outstanding shares of common stock. As of November 1, 2001 Bancorp's issued and outstanding shares totaled 4,112,063, so the maximum number of shares issuable under the Incentive Stock Option Plan was 164,483 on that date. As of November 1, 2001, options for 46,000 shares had been granted and none exercised under this Plan. The exercise price of all options granted exceeded the average market price of the Company's stock for the periods ended September 30, 2001 and 2000.

The total number of shares of Bancorp's common stock that may be issued under the Stock Bonus Plan may not exceed in the aggregate one percent (1%) of Bancorp's issued and outstanding shares of common stock. As of November 1, 2001 Bancorp's issued and outstanding shares totaled 4,112,063, so the maximum number of shares issuable under the Stock Bonus Plan was 41,120 on that date. As of November 1, 2001 no stock had been issued under this Plan.

Capital ratios for the Company were as follows as of the dates indicated:

                                      Adequately      Well                   Bancorp
                                     Capitalized  Capitalized     September 30,     December 31,
                                      Standards    Standards          2001              2000
Tier 1 Leverage Ratio                     4%           5%             11.08%           10.96%
Tier 1 Risk Based Capital Ratio           4%           6%             15.67%           15.77%
Total Risk Based Capital Ratio            8%          10%             16.63%           16.67%

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

             None

ITEM 5.  OTHER INFORMATION

             None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             None

         (b) Reports on Form 8-K

             A Form 8-K was filed by the Registrant during the third quarter of 2001. The Form 8-K related to the merger of the Registrant's certifying CPA firm with another CPA firm. No financial statements were filed with the Form 8-K. The date of the report on Form 8-K was September 7, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      Date:  November 1, 2001      /s/ William V. Humphreys
                                                   -----------------------------
                                               By: William V. Humphreys
                                                   President and
                                                   Chief Executive Officer


                      Date:  November 1, 2001      /s/ Lark E. Wysham
                                                   -----------------------------
                                               By: Lark E. Wysham
                                                   Senior Vice President and
                                                   Chief Financial Officer