Form 10-K
period 2001-12-31
CITIZENS BANCORP/OR
filed 2002-03-22
CIK 1048575

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[ ]	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission File No. 000-23277

CITIZENS BANCORP/OR
(Name of registrant in its charter)

Oregon (State of incorporation)	91-1841688 (I.R.S. Employer Identification No.)

275 Southwest Third Street
P. O. Box 30
Corvallis, Oregon 97339
(Address of principal executive offices)

Registrant’s telephone number: (541) 752-5161

Securities registered under Section 12(b) of the Exchange Act: none

Securities registered under Section 12(g) of the Exchange Act: common stock, no par value

     Indicate by check mark whether registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ].

     The approximate aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates is $38,527,867 based on the most recent reported sale of registrant’s common stock on March 7, 2002 at a price of $12.25 per share. As of March 7, 2002 there were 4,161,459 shares of registrant’s common stock issued and outstanding, of which 3,145,132 were held by non-affiliates.

     DOCUMENTS INCORPORATED BY REFERENCE. Part III of this Form 10-K incorporates by reference portions of the definitive 2002 Annual Meeting Proxy Statement sent to the Company’s shareholders in connection with its April 16, 2002 Annual Meeting of Shareholders.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

In addition to historical information, this report contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for the purpose of availing the Company the protection of the safe harbor provisions of this Act. The forward looking statements contained in this report are subject to factors, risks and uncertainties that may cause actual results to differ materially from those projected. Factors that might result in such material difference include, but are not limited to economic conditions, the regulatory environment, rapidly changing technology, new legislation, competitive factors, the interest rate environment and the overall condition of the banking industry. Forward looking statements can be identified by such words as “estimate”, “believe”, “expect”, “intend”, “anticipate”, “should”, “may”, “will”, or other similar words or phrases. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurances that such expectations will prove to have been correct. Readers are therefore cautioned not to place undue reliance on such forward looking statements, which reflect management’s analysis only as of the date of the statement. The Company does not intend to update these forward looking statements other than in its periodic filings under applicable security laws.

PART I

ITEM 1. BUSINESS

General

Citizens Bancorp (“the Company”), an Oregon Corporation and financial bank holding company, was formed in 1996 for the purpose of becoming the holding company of Citizens Bank. The Company is headquartered in Corvallis, Oregon. Its principal business activities are conducted through its full-service, commercial bank subsidiary, Citizens Bank. The Company provided the Federal Reserve Board of San Francisco its declaration to elect to become a financial holding company, pursuant to the Gramm-Leach-Bliley Financial Services Modernization Act (“GLBA”) of 1999, on February 15, 2000. The Company has no current plan to engage in any of the financial activities permissible for a financial holding company under GLBA. The Company made its declaration only to be prepared to take advantage of any future business opportunities.

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

The Company is authorized to issue up to 10,000,000 shares of common stock, no par value. The Company has registered 1,575,000 shares for issuance under its Dividend Reinvestment Plan, of which 152,624 shares had been issued thereunder as of December 31, 2001. As of

December 31, 2001 there were a total of 4,105,308 shares of the Company common stock issued and outstanding. Citizens Bank is the registered transfer agent for the Company’s common stock.

Citizens Bank (“the Bank”) was chartered October 1, 1957 (charter #333) by the State of Oregon as a commercial bank. Since its beginning with a single office in Corvallis, Citizens Bank has expanded to an additional nine locations in the four counties of Benton, Linn, Lane, and Yamhill. Branches are located in the communities of Corvallis, Philomath, Albany, Junction City, Veneta, McMinnville, and Harrisburg.

The Company’s culture focuses on the tenets of collaborative leadership, branch autonomy, assertive business development, a positive working environment, a commitment to the community, outstanding customer service, and relationship banking. Management believes that a healthy corporate culture together with a progressive management style will result in constantly improved shareholder value.

The Company’s primary goal is to improve shareholder value through increased earnings while maintaining a high level of safety and soundness. The Company is committed to independence and long-term performance strategies. As a result of its corporate culture the Company continues to show good performance as evidenced by the five-year history of growth in the following selected areas:

(Thousands)	2001	2000	1999	1998	1997
Net Income	$4,028	$3,612	$3,254	$3,840	$3,341
Return on Average Equity	13.76%	13.75%	13.22%	17.64%	17.53%
Return on Average Assets	1.48%	1.52%	1.36%	1.83%	1.79%
Average Equity to Average Assets	10.74%	11.03%	10.29%	10.36%	10.21%
Dividend Payout Ratio	37.76%	41.25%	45.64%	36.48%	39.11%
Total Loans (net)	$171,196	$158,920	$139,123	$130,707	$120,269
Total Deposits	$231,821	$200,960	$194,350	$188,235	$161,700
Total Assets	$278,529	$244,380	$239,606	$233,978	$200,117
Total Equity	$29,524	$27,063	$24,342	$22,585	$19,411

The long-term benefit to the Company of its cultural and its management style is consistent growth and development of the Bank over time. Management believes the Bank’s risk levels have been reduced because of the Bank’s expertise in loan, investment, operational, human resource, and technology management.

The Company’s primary market focus is to provide commercial bank services to businesses, professionals, and individuals. The Company emphasizes the development of meaningful customer relationships and a high level of service. Its employees are well-trained banking professionals who are committed to these objectives.

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

The Bank’s loan portfolio has some concentrations in real estate secured loans, primarily commercial properties.

Deposit products include regular and “package” checking accounts, savings accounts, certificates of deposit, money market accounts, and IRA accounts. The Bank offers a debit card, check guarantee card, ATM card as well as a MasterCard and VISA card as part of its retail banking services. The Bank operates a small residential mortgage loan origination department that originates loans and sells them into the secondary market. The Bank offers extended banking hours in selected locations as well as Saturday banking. ATM machines are also available at ten (10) locations offering 24-hour transaction services, including cash withdrawals, deposits, account transfers, and balance inquiries. The Bank also offers its customers a 24-hour automated telephone service that offers account transfers and balance inquiries.

The Bank, in a continuing effort to meet its customers’ needs, has successfully implemented an on-line banking product. The on-line banking product offers services to both individuals and business account customers. Business customers have a comprehensive cash management option. All online users have the availability of the “bill payment” feature. The Bank expects to continually enhance its on-line banking product while maintaining its quality “people to people” customer service. The Bank’s on-line banking can be reached at www.CitizensEBank.com.

Employees

At December 31, 2001 the Bank had 120 full-time equivalent employees. The Bank values its employees. They are actively engaged individually and as a team in contributing to the Bank’s realization of its culture and mission. None of the employees of the Bank are subject to a collective bargaining agreement. A number of benefit programs are available to eligible employees including group medical insurance plans, paid vacation, paid sick leave, group life insurance, and a 401(A) plan.

Competition

At December 31, 2001, Citizens Bank was among the top 10 largest commercial banks headquartered in the State of Oregon as measured by the State of Oregon’s division of Finance and Corporate Securities. The Bank competes with other commercial banks as well as savings and loan associations, credit unions, mortgage companies, insurance companies, investment banks, securities brokerages and other non-bank financial service providers. Banking in the State of Oregon has been substantially dominated by several very large banking institutions whose headquarters are not in Oregon. They include Wells Fargo Bank, US Bank, Key Bank, Washington Mutual Bank, and Bank of America. Together these large organizations hold a majority of the deposit and loan balances held by banks in the State of Oregon. Citizens Bank attempts to offset some of the advantages of these larger competitors through superior relationship building with the customer, better service, quicker response to the customers’ needs, and local decision-making. We rely on the fact that many businesses and individuals within small Oregon communities want to see their money stay within the local economy, rather than see it used to fund loans in distant places.

2001 Activities

On July 17, 2001 the Company authorized a program to repurchase 209,475 shares of its common stock. As of December 31, 2001, 84,191 shares had been repurchased. The number, timing and price of the repurchase is at the Company’s sole discretion.

The Bank opened its tenth branch in the community of Harrisburg, Oregon on July 31, 2001. The branch is located in a leased facility in the newly constructed Harrisburg Plaza, a multi-tenant shopping facility. The Bank anticipates the branch will support the financial needs of the community with its deposit and loan products. Harrisburg, with a population of 2,850, is a predominately agricultural community. The opening of this branch demonstrates the Company’s continued commitment to area farmers.

The Bank implemented a Supplemental Executive Retirement Plan (“SERP”) in October 2001 for a select group of management personnel. The retirement benefit provided by the SERP is designed to supplement the participating officer’s retirement benefits from social security. A prime purpose of the SERP is to encourage seasoned executives to remain in the Bank’s employment. The officers who participate in the SERP do not receive a contribution to the Company’s 401(a) plan. The vesting period for the SERP is spread over a ten-year period. Compensation expense related to the SERP totaled $23,000 in 2001. The SERP benefits may be funded by Bank-owned life insurance policies, which had a cash surrender value of $3,552,000 at December 31, 2001. Liabilities to the officers which will be accrued over their expected time to retirement were $23,000 at December 31, 2001.

On November 18, 2001, the Company’s board of directors elected Sidney (“Skip”) A. Huwaldt from McMinnville, Oregon, to serve as a director. Mr. Huwaldt fills the seat vacated by John Truax who chose not to stand for re-election to the board of directors on April 19, 2001. Mr. Huwaldt, 59, is a graduate of the University of Oregon and has been in the insurance business the majority of his work career. Mr. Huwaldt has lived and worked in McMinnville for many years. The Bank opened a branch in McMinnville in 1999, and believes Mr. Huwaldt will represent the Company’s interest in that area as well as its entire branch network. Mr. Huwaldt’s term as a director expires in April 2004.

SUPERVISION AND REGULATION

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

The earnings and growth of the Company and its subsidiary, Citizens Bank, as well as their existing and future business activities, are affected not only by general economic conditions, but also by the fiscal and monetary policies of the Federal government and its agencies, particularly the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Federal Reserve Board implements monetary policies (intended to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rates applicable to borrowings by banks from the Federal Reserve Bank. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans and paid on deposits. As banking is a business which depends largely on interest rate differentials (in general, the difference between the interest rates received by the banks on loans extended to their customers and interest paid on customer deposits), the influence of economic conditions and monetary policies on interest rates will directly affect earnings. The nature and impact of any future changes in monetary policies cannot be predicted.

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

Federal Bank Holding Company Regulation

As a financial bank holding company, the Company is subject to the Bank Holding Company Act of 1956 (“BHCA”), as amended, which places the Company under the supervision of the Board of Governors of the Federal Reserve System (“FRB”). In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities related to banking. Certain recent legislation commonly referred to as the Gramm-Leach-Bliley Financial Services Modernization Act (“GBLA”) was designed to expand opportunities for banks and bank holding companies.

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

Support of Subsidiaries. Under FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to, and commit resources to support, each of its subsidiaries. Any capital loans the Company makes to its subsidiary are subordinate to deposits and to certain other indebtedness of the subsidiary. The Crime Control Act of 1990 provides that, in the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment the bank holding company has made to a federal bank regulatory agency to maintain the capital of a subsidiary and this obligation will be entitled to a priority of payment.

Tying Arrangements. The Company and the subsidiary are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor its subsidiary may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor. Until recently, the FRB extended its bank-tying restrictions to bank holding companies and their non-bank subsidiaries. However, effective April 21, 1997, the bank anti-tying rules will no longer apply to the non-bank subsidiaries of a bank holding company.

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

Securities Registration and Reporting. The Company is subject to the registration and reporting requirements of the Federal Securities Laws. The periodic reports, Proxy Statements, and other information filed by the Company with the Securities and Exchange Commission (“SEC”) can be inspected and copied or obtained from the Washington, D.C., office of the SEC. In addition, the securities issued by the Company are subject to the registration requirements of the Securities Act of 1933 and applicable state securities laws unless exceptions to registrations are available.

Control Transactions. The Change in Bank Control Act of 1978, as amended, prohibits a person or group of persons from acquiring “control” of a bank holding company unless the FRB has been given 60 days prior written notice of the proposed acquisition, and within that time period, the FRB has not issued a notice disapproving the proposed acquisition, or extended for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to the expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the action. Under a rebuttal resumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute the acquisition of control.

In addition, any “company” would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% if the “company” is a bank holding company) or more of the outstanding shares of the Company, or obtain control over the Company.

Federal And State Bank Regulation

Oregon state-chartered banks are subject to primary regulation and examination by the Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities. The Bank is also subject to supervision, examination, and regulation by certain federal banking agencies. The Bank is insured (to applicable limits) by, and therefore is subject to regulation by, the FDIC.

Applicable federal and state statutes and regulations governing a bank’s operations relate, among other matters, to capital requirements, required reserves against deposits, investments, loans, legal lending limits, certain interest rates payable, mergers and consolidations, borrowings, issuance of securities, payment of dividends (see below), establishment of branches, and dealings with affiliated persons. The FDIC has authority to prohibit banks under their supervision from engaging in what they consider to be an unsafe and unsound practice in conducting their business. Depository institutions, such as the Bank, are affected significantly by the actions of the FRB as it attempts to control the money supply and credit availability in order to influence the economy.

Dividends paid by the Bank to the Company are a material source of all of the Company’s cash flow. Various federal and state statutory provisions limit the amount of dividends the Bank is permitted to pay to the Company without regulatory approval. FRB policy further limits the circumstances under which the bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.

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

Under Oregon law, the Oregon regulatory authorities have the authority to suspend payment of any dividend of an Oregon institution if it is determined that the payment would result in the stockholders’ equity in the institution, after payment of the dividend, to be inadequate for the safe and sound operation of the institution.

Federal law: (1) sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency; (2) places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and (3) prohibits management personnel of a bank from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

No person may acquire “control” of a bank unless the appropriate federal agency has been given 60 days prior written notice and within that time the agency has not disapproved the acquisition. Substantial monetary penalties may be imposed for violation of the change in control or other provisions of banking laws.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) was enacted into law in late 1991. As required by FDICIA, numerous regulations have been adopted by federal bank regulatory agencies, including the following: (1) federal bank regulatory authorities have established five different capital levels for banks and, as a general matter, enable banks with higher capital levels to engage in a broader rage of activities; (2) the FRB has issued regulations requiring standardized disclosures with respect to interest paid on deposits; (3) the FDIC has imposed restrictions on the acceptance of brokered deposits by weaker banks; (4) the FDIC has implemented risk-based insurance premiums; and (5) the FDIC has issued regulations requiring state-chartered banks to comply with certain restrictions with respect to equity investments and activities in which the banks act as a principal.

FDICIA recapitalized the Bank Insurance Fund (“BIF”) and required the FDIC to maintain the BIF and Savings Association Insurance Fund (“SAIF”) at 1.25% of insured deposits by increasing deposit insurance premiums as necessary to maintain such ratio. FDICIA also required federal bank regulatory authorities to prescribe, by December 1, 1998, (1) non-capital standards of safety and soundness; (2) operational and managerial standards for banks; (3) asset and earnings standards for banks and bank holding companies addressing such areas as classified assets, capital, and stock price, and (4) standards for compensation of executive officers and directors of banks. However, this provision was modified by recent legislation to allow federal regulatory agencies to implement these standards through either guidelines or regulations.

FIRREA

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) became effective on August 9, 1989. Among other things, this far-reaching legislation (1) phased in significant increases in the FDIC insurance premiums paid by commercial banks; (2) created two deposit insurance pools within the FDIC, one to insure commercial banks and savings bank deposits and the other to insure savings association deposits; (3) for the first time, permitted bank holding companies to acquire healthy savings associations; (4) permitted commercial banks that meet certain housing-related asset requirements to secure advances and other federal services from their local Federal Home Loan Banks; and (5) greatly enhanced the regulators’ enforcement powers by removing procedural barriers and sharply increasing the civil and criminal penalties for violating statutes and regulations.

Interstate Banking And Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Individual states had the authority to “opt out” of certain of these provisions. The Interstate Act allowed states to enact “opting-in” legislation that (i) permitted interstate mergers within their own borders before June 1, 1997, and (ii) permitted out-of-state banks to establish de novo branches within the state. As of September 29, 1996, bank holding companies could purchase banks in any state, and states may not prohibit such purchases. Additionally, beginning June 1, 1997, banks were permitted to merge with banks in other states as long as the home state of neither merging bank has opted out. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

Oregon, effective February 27, 1995, enacted “opting in” legislation generally permitting interstate mergers, subject to certain restrictions. Given that Oregon permitted interstate banking for a number of years, this legislation was not expected to have profound impact on banking in Oregon or on the Company or the Bank’s operations in particular.

CRA

The Community Reinvestment Act (the “CRA”) requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the records of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. Those factors are also considered in evaluating mergers, acquisitions, and applications to open a branch of facility.

Gramm-Leach-Bliley Financial Services Modernization Act

The Gramm-Leach-Bliley Financial Services Modernization Act (“GLBA”) was signed into law on November 12, 1999, and became effective March 11, 2000. The GLBA establishes the legal ability and regulatory framework to banking organizations to provide broad-based financial services to meet its expanding customer needs. The GLBA establishes three types of financial activities that are permissible for banking organizations: those that are financial in nature; those that are incidental to financial activity; and those that are complimentary to financial activity.

The GLBA sets forth a list of activities deemed financial in nature. Such activities include lending, exchanging, transferring, investing for others, or safeguarding money or securities; insurance underwriting and sales (brokerage) activities; investment or economic advisory services; securitizations; securities underwriting and dealing activities; all “closely related to banking” activities previously approved for bank holding companies by the Federal Reserve

Board; certain products offered overseas, such as travel agency services; and merchant banking/equity investment activities.

In general, these expanded powers are reserved to bank holding companies, to be known as financial holding companies (“FHC”) and banks, where all depository institutions affiliated with them are well capitalized, well managed based on applicable banking regulations, and meet specified Community Reinvestment Act ratings. GLBA authorizes the Federal Reserve Bank and the United States Treasury, in cooperation with one another, to determine what additional activities are permissible as financial in nature. Such activities will require FHCs and banks to continue to satisfy applicable well capitalized and well managed requirements. Bank holding companies which do not qualify for FHC status are limited to non-banking activities deemed closely related to banking prior to GLBA.

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

The GLBA also changed the membership requirements to join the Federal Home Loan Bank (“FHLB”) for banks with $500 million or less in assets. The GLBA defines a “community financial institution” as a depository institution insured by the Federal Deposit Insurance Corporation (“FDIC”) with less than $500 million in average total assets during the three years immediately proceeding the date of the membership application. These community financial institutions will not be required to hold at least 10 percent of their assets in residential mortgages in order to join the FHLB system. The section of the GLBA will not affect the Company’s subsidiary, Citizens Bank, as it already holds membership in the FHLB.

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

Capital Adequacy Requirements

The FRB, the FDIC, and the OCC (collectively, the “Federal Banking Agencies”) have established uniform capital requirements for all commercial banks. Bank holding companies are also subject to certain minimum capital requirements. A bank that does not achieve and maintain required capital levels may be subject to supervisory action through the issuance of a capital directive to ensure the maintenance of adequate capital levels. In addition, banks are required to meet certain guidelines concerning the maintenance of an adequate allowance for loan and lease losses.

The Federal Banking Agencies’ “risk-based” capital guidelines establish a systematic, analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into several categories, with high levels of capital being required for the categories perceived as representing greater risk. The risk weights assigned to assets and credit equivalent amounts of off-balance sheet items are based primarily on credit risk. Other types of exposure, such as interest rate, liquidity and funding risks, as well as asset quality problems, are not factored into the risk-based ratio. Such risks, however, will be taken into account in determining a final assessment of an organization’s capital adequacy. Under these regulations, banks were required to achieve a minimum total risk-based capital ratio of 8% and a minimum Tier 1 risk-based capital ratio of 4%.

The Federal Banking Agencies also have adopted leverage ratio standards that require commercial banks to maintain a minimum ratio of core capital to total assets (the “Leverage Ratio”) of 3%. Any institution operating at or near this level is expected to have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality , high liquidity and good earnings, and in general, to be a strong banking organization without any supervisory, financial, or operational weaknesses or deficiencies. Any institutions experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels (e.g., an additional cushion of at least 100 to 200 basis points, depending upon the particular circumstances and risk profile).

Regulations adopted by the Federal Banking Agencies as required by FDICIA impose even more stringent capital requirements. The regulators require the OCC and other Federal Banking Agencies to take certain “prompt corrective action” when a bank fails to meet certain capital requirements. The regulations establish and define five capital levels at which an institution is deemed to be “well-capitalized,” “adequately capitalized,” “undercapitalized,” significantly undercapitalized” or “critically undercapitalized.” In order to be “well-capitalized,” an institution must maintain, at least 10% total risk-based capital, 6% Tier 1 risk-based capital, and a 5% Leverage Ratio. Increasingly severe restrictions are imposed on the payment of dividends and mortgage fees, asset growth and other aspects of the operations of institutions that fall below the category of “adequately capitalized” (which requires at least 8% total risk-based capital, 4% Tier 1 risk-based capital, and a 4% Leverage Ratio).

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

In August of 1995, the Federal Banking Agencies adopted a final rule implementing the portion of Section 305 of FDICIA that requires the banking agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest rate risk. Effective September 1, 1995, when evaluating the capital adequacy of a bank, the Federal Banking Agencies’ examiners started considering exposure to declines in the economic value of a bank’s capital due to changes in interest rates. A bank may be required to hold additional capital for interest rate risk if it has a significant exposure or a weak interest rate risk management process. Concurrent with the publication of this final rule, the Federal Banking Agencies proposed for comment a joint policy statement describing the process the Federal Banking Agencies will use to measure and assess a bank’s interest rate risk.

This joint policy statement was superseded by an updated Joint Policy Statement in June of 1996. Any impact the joint final rules and the Joint Policy Statement may have on the Company or its subsidiary cannot be predicted at this time.

In addition, the Federal Banking Agencies published a joint final rule on September 6, 1996, amending their respective risk-based capital standards to incorporate a measure for market risk to cover all positions located in an institution’s trading account and foreign exchange and commodity positions wherever located. This final rule, effective January 1, 1997, implements an amendment to the Basle Capital Accord that sets forth a supervisory framework for measuring market risk. The final rule effectively requires banks and bank holding companies with significant exposure to market risk to measure that risk using its own internal value-at-risk model, subject to the parameters of the final rule, and to hold a sufficient amount of capital to support the institution’s risk exposure.

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

FDIC Insurance

Generally, customer deposit accounts in banks are insured by the Federal Deposit Insurance Corporation (FDIC) for up to a maximum amount of $100,000. The FDIC has adopted a risk-based insurance assessment system. Under this system, depository institutions, such as the Bank with BIF-insured deposits, are required to pay an assessment to the BIF ranging from $.0 to $.27 per $100 of deposits based on the institution’s risk classification. On September 30, 1996, the Deposit Insurance Funds Act of 1996 (“Funds Act”) was enacted. The Funds Act provides, among other things, for the recapitalization of the SAIF through a special assessment on all depository institutions that hold SAIF-insured deposits. The one-time assessment is designed to place the SAIF at its 1.25 reserve ratio goal.

The Funds Act, for the three-year period beginning in 1997, subjects BIF-insured deposits to a Financing Corporation (“FICO”) premium assessment on domestic deposits at one-fifth the premium rate (roughly 1.3 basis points) imposed on SAIF-imposed deposits (roughly 6.5 basis points). In addition, service debt funding on FICO bonds for the first half of 1997 resulted in BIF insured institutions paying .64 cents for each $100 of assessed deposits, and SAIF insured institutions paying 3.2 cents on each $100 of deposits. Beginning in the year 2000, BIF insured institutions will be required to pay the FICO obligations on a pro-rata basis with all thrift institutions; annual assessments are expected to equal approximately 2.4 basis points until 2017, to be phased out completely by 2019.

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

The risk classification is based on an assignment of the institution by the FDIC to one of three capital groups and to one of three supervisory subgroups. The capital groups are “well capitalized,” “adequately capitalized,” and “undercapitalized.” The three supervisory subgroups are Group “A” (for financially sound institutions with only a few minor weaknesses), Group “B” (for those institutions with weaknesses which, if uncorrected, could cause substantial deterioration of the institution and increase risk to the deposit insurance fund), and Group “C” (for those institutions with a substantial probability of loss to the fund absent effective corrective action).

Changes In Banking Laws And Regulations

The laws and regulations that affect banks and bank holding companies frequently undergo significant changes at the federal and state levels. Bills are introduced from time to time in the United States Congress that contain proposals to alter the structure, regulation, and competitive relationships of the nation’s financial institutions. Any changes in laws and regulations could have the effect of increasing or decreasing the cost of doing business, limiting or expanding permissible activities (including activities in the insurance and securities fields), or affecting the competitive balance among banks, savings associations, and other financial institutions. Such changes could also reduce the extent of federal deposit insurance, broaden the powers or the geographical range of operations of bank holding companies, alter the extent to which banks could engage in securities activities, alter the taxation of banks, bank holding companies and other financial services organizations, and change the structure and jurisdiction of various financial institution regulatory agencies. Such ongoing changes in laws and regulations, and the extent to which the business of the Company might be affected thereby, cannot be predicted with certainty.

ITEM 2. PROPERTIES

The principal properties of the Company and its subsidiary, Citizens Bank, are comprised of banking facilities owned by the subsidiary.

The main office of Citizens Bank is located in the heart of the business and retail center in Corvallis, Oregon. The building was constructed in 1977 and has approximately 30,000 square feet of space on two levels above ground and a full basement. The second floor is occupied by the administrative support team, which includes the President/Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer, the Chief Marketing Officer, the Chief Lending Officer, Administrative Assistants and the Loan Service Center.

The first floor serves as the main banking office for the Bank. It is occupied by a manager, a lending staff, an operations staff, tellers, marketing officer, new accounts staff, and mortgage department staff.

The basement is occupied by the Accounts Service Center. It includes a manager, two operations officers, proof and data processing staff, inventory, wire transfer, telephone, and courier staff. All of the Bank’s centralized functions, i.e., management, proof and data information, loan documentation, loan administration, cash services, mail services, accounting and human resources, occur in this building. The Bank owns this building.

The Bank operates ten (10) branches, of which five (5) are owned and five (5) are leased. These buildings range in size from 2,500 square feet to approximately 30,000 square feet. Their primary function and use is to provide banking service to the Bank’s customers. The Bank has a lease on the land on which the West Albany branch is located. The aggregate monthly rental of leased buildings and land is $12,566. The following sets forth certain information regarding the Bank’s branch facilities.

Main Office 275 SW Third Street Corvallis, Oregon	Junction City Office 955 Ivy Street Junction City, Oregon	East Albany Office 2315 14th Ave. SE Albany, Oregon

Circle Office(1) 978 NW Circle Blvd. Corvallis, Oregon	Philomath Office 1224 Main Street Philomath, Oregon	West Albany Office(4) 2230 Pacific Blvd. SE Albany, Oregon

University Office(2) 855 NW Kings Blvd. Corvallis, Oregon	Veneta Office(3) 88312 Territorial Road Veneta, Oregon	McMinnville Office 455 NE Baker Street McMinnville, Oregon

Harrisburg Office(5) 230 North 3rd Street Harrisburg, Oregon

(1)	Premises leased under an original lease agreement dated May 1, 1970 and a supplemental lease agreement dated August 16, 1994. The lease expires January 1, 2020.

(2)	Premises leased under a lease agreement dated August 1, 1998. The lease expires July 31, 2003.

(3)	Premises leased under a supplemental lease agreement dated October 30, 1998. The lease expires on December 31, 2003 which the right to renew for two additional periods of five years each.

(4)	Ground lease under ground lease agreement dated May 29, 1998. The lease expires in year 2048.

(5)	Premises leased under a lease agreement dated May 4, 2001. The lease expires May 4, 2006, with the right to renew for two additional periods of five years each.

On September 27, 2000 Citizens Bank purchased the land and building located next to its Main Branch parking lot. The building, in poor condition, was demolished. At this time, the Bank intends to use the land as additional parking for its customers. The Main Branch has grown its customer base substantially since the building was constructed in 1977 with no space to accommodate the need for additional parking. The improvements for the additional parking, which added 10 new spaces, were completed in June 2001.

On July 31, 2001, the Bank opened its tenth full service branch in Harrisburg, Oregon. The branch is located in a leased facility in the newly constructed Harrisburg Plaza. The Bank anticipates the branch will support the borrowing and deposit needs of the Community in the areas of business and agriculture.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2001, no matters were submitted to the Company’s security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established market for the Company’s common stock, and the stock is not listed on and does not trade on or through any exchange or quotation system. There is no expectation that an established market will develop for the Company’s common stock. As the transfer agent for the Company’s common stock, Citizens Bank keeps an informal record of persons expressing an interest in buying or selling the Company’s common stock and introduces prospective buyers and sellers. Citizens Bank also keeps some informal records of prices paid and received for the Company’s common stock by certain persons. Neither the Company nor Citizens Bank does or will recommend prices for the Company’s common stock.

The following table sets forth certain transaction prices per share for shares of the Company’s common stock for the periods shown. This information is based solely on prices and information reported to Citizens Bank by those persons whose transactions have come to its attention. The reported prices do not represent all transactions in the Company and Citizens Bank can give no assurances as to the accuracy of the reported prices or the completeness of this information.

	High	Low
1997	$15.00	$9.00
1998	$15.00	$14.50
1999	$17.50	$12.90
2000	$14.44	$10.00
2001	$14.50	$9.75

Per share information for the current and prior periods
reflect the effect of the stock dividends and stock splits.

The following table sets forth certain transaction prices per share for shares of the Company’s common stock for the quarterly periods shown. This information is subject to the qualifications set forth above.

	High	Low
2000
First quarter	$14.44	$12.00
Second quarter	$12.95	$10.00
Third quarter	$11.45	$10.00
Fourth quarter	$12.00	$11.37

2001
First quarter	$11.90	$10.50
Second quarter	$11.25	$10.00
Third quarter	$11.40	$9.75
Fourth quarter	$14.50	$11.70

Citizens Bank/Bancorp, Common Equity Holding. As of December 31, 2001, there were 4,105,308 shares outstanding, held by 917 shareholders of record. As of March 7, 2002, there were 941 holders of Citizens Bancorp and 4,161,459 shares outstanding. Since December 31, 2001, 61,589 shares were issued under the Dividend Reinvestment Plan, 45 shares issued for exercised stock options and 5,483 shares were redeemed by Bancorp under the stock repurchase program.

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

The following sets forth, for the calendar years shown, the cash and stock dividends per share of common stock declared by Citizens Bancorp.

	Cash Dividend	Stock Dividend	Stock Split
1997	$.32	5%	—
1998	$.34	—	2 for 1 stocksplit
1999	$.36	5%	—
2000	$.36	—	—
2001	$.37	—	—

Per share information for prior periods reflect the effects of the stock split and stock dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and accompanying notes presented herein.

(In thousands, except share data)
			% increase
Year ended December 31,	2001	2000	(decrease)	1999	1998	1997

	2000 to 2001
EARNINGS
Total interest income	$18,755	$18,436	1.73%	$17,023	$16,947	$15,152
Total interest expense	5,674	6,241	(9.09%)	6,046	5,917	5,286
Net interest income	13,081	12,195	7.27%	10,977	11,030	9,866
Provision for credit losses	733	454	61.45%	264	236	165
Net interest income after provision for credit losses	12,348	11,741	5.17%	10,713	10,794	9,701
Total non-interest income	3,396	2,672	27.10%	2,403	2,226	1,857
Total non-interest expense	9,181	8,587	6.92%	8,079	7,153	6,194
Income before taxes	6,563	5,826	12.65%	5,037	5,867	5,364
Income taxes	2,535	2,214	14.50%	1,783	2,027	2,023
Net income	$4,028	$3,612	11.52%	$3,254	$3,840	$3,341
PER COMMON SHARE(1)
Net income	$.97	$.87	11.49%	$.79	$.94	$.83
Cash dividends	.37	.36	2.78%	.36	.34	.32
Book value	7.19	6.54	9.94%	5.90	5.53	4.81
PERIOD END BALANCES
Total assets	$278,529	$244,380	13.97%	$239,606	$233,978	$200,117
Net loans	171,196	158,920	8.50%	139,123	130,707	120,269
Deposits	231,821	200,960	15.36%	194,350	188,235	161,700
Repurchase agreements	14,580	12,651	15.25%	13,425	16,299	14,086
Shareholders’ equity	29,524	27,063	9.09%	24,342	22,585	19,411
PERFORMANCE RATIOS
Return on Average Assets	1.48%	1.52%		1.36%	1.83%	1.79%
Return on Average Equity	13.76%	13.75%		13.22%	17.64%	17.53%
Average Assets to Average Equity	10.74%	11.03%		10.29%	10.36%	10.21%

(1)	Per share amounts and the average number of shares outstanding have been restated for stock repurchase in 2001, stock dividends of 5% in 1999 and 5% in 1997, and a 2-for-1 stock split in 1998.

Selected Quarterly Financial Data

The following table sets forth the Company’s unaudited data regarding operations for each Quarter for 2001 and 2000. This information, in the opinion of management, includes all normal recurring adjustments necessary to state fairly the information set forth herein.

(In thousands, except share data)
2001 Quarters Ended,	Dec. 31	Sept. 30	June 30	March 31
EARNINGS
Total interest income	$4,591	$4,730	$4,749	$4,685
Total interest expense	1,097	1,408	1,528	1,641
Net interest income	3,494	3,322	3,221	3,044
Provision for credit losses	364	123	123	123
Net interest income after provision for credit losses	3,130	3,199	3,098	2,921
Total non-interest income	1,127	775	753	741
Total non-interest expense	2,365	2,286	2,292	2,238
Income before taxes	1,892	1,688	1,559	1,424
Income taxes	719	710	628	478
Net income	$1,173	$978	$931	$946
PER COMMON SHARE(1)
Basic	$.28	$.24	$.22	$.23
Diluted	.28	.24	$.22	.23
Weighted average number of outstanding shares(1)	4,160,214	4,158,581	4,189,499	4,159,860

2001 Quarters Ended,	Dec. 31	Sept. 30	June 30	March 31
EARNINGS
Total interest income	$4,796	$4,743	$4,473	$4,424
Total interest expense	1,645	1,614	1,506	1,476
Net interest income	3,151	3,129	2,967	2,948
Provision for credit losses	139	137	120	58
Net interest income after provision for credit losses	3,012	2,992	2,847	2,890
Total non-interest income	668	729	677	598
Total non-interest expense	2,304	2,122	2,031	2,130
Income before taxes	1,376	1,599	1,493	1,358
Income taxes	501	700	620	393
Net income	$875	$899	$873	$965
PER COMMON SHARE(1)
Basic	$.21	$.22	$.21	$.23
Diluted	.21	.22	$.21	.23
Weighted average number of outstanding shares(1)	4,137,630	4,137,630	4,137,630	4,127,096

(1)	Adjusted to reflect stock repurchased in 2001, 2 for 1 split in 1998, and stock dividends of 5% in 1999 and 5% in 1997.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for Years Ended December 31, 2001, 2000, and 1999.

Net Income. For the three years ended December 31, 2001, the Company’s net income was $4.028 million, $3.612 million, and $3.254 million, respectively. 2001 net income increased $.416 million or 11.5% as compared to 2000, which increased $.358 million or 11.0% over 1999. The Company’s increased net income in 2001 is primarily due to a decrease in interest expense, an increase in non-interest income and an increase in income from loans. The decrease in interest expense was directly related to the drastic reduction in interest rates by the Federal Reserve Bank over the last year. The increase in non-interest income was the result of fee income from increased production by the Bank’s mortgage department, an increase in service charges on deposit accounts associated with the growth in the number of customer relationships in 2001 and gain on the sale of available for sale securities. The increase in interest income was primarily a result of volume increases in the loan portfolio and interest on deposits in banks due to volume increases.

The average rate on loans for 2001, 2000, and 1999 was 9.0%, 9.6%, and 9.3%, respectively. The net decrease in the average loan yield was due to the reduction of market rates in 2001. Management believes that the customer relationships developed by its experienced loan officers contributed to the increase in loan volumes in 2001.

The decrease in the investment portfolio income was due to sales of securities to obtain a better yield/maturity mix and reinvestment of maturing securities in lower yielding securities as a result of the lower rate environment.

Increases in loan volumes were the primary reason for the increase in average earning assets in 2001. Average yields on earning assets for 2001, 2000, and 1999 were 7.9%, 8.5%, and 7.9%, respectively.

Interest Income. Interest income totaled $18.8 million for the year ended December 31, 2001, a 1.7% increase over the $18.4 million for 2000, which was an 8.3% increase over the $17.0 million for 1999. The 2001 increase was primarily due to increased loan volume, which offset the impact of rate decreases during the year, and an increase in balances in interest bearing accounts in banks. The increase in 2000 was primarily due to increased loan volumes.

Interest Expense. Interest expense for the year ended December 31, 2001 was $5.7 million, a 9.1% decrease over the $6.2 million expense for 2000, which was a 3.2% increase over the $6.0 million expense for 1999. The 2001 decrease was due to deposit rate decreases which offset the increase resulting from higher levels of deposits, while in 2000, deposit volumes and overall rates remained constant, while in 1999 volumes were up and rates were down.

Net Interest Income. Net interest income for the years 2001, 2000, and 1999 was $13.1 million, $12.2 million, and $11.0 million, respectively. Additionally, for the same periods beginning with 2001, net interest margins, on a tax equivalent basis, were 5.5%, 5.6%, and 5.1%, respectively. The decrease in the net interest margin from 2000 to 2001 was primarily due to the reduced average rates earned on loans and investment securities, which had a greater impact than the reduced cost of deposits. The increase in net interest margin from 1999 to 2000 was primarily due to the increased average interest rate on loans, and the increased percentage of average earning assets represented by loans (68% versus 62%).

The following table sets forth, for the periods indicated, interest income and interest expense with the resulting average yield or rate by category of average earning assets and average interest bearing liabilities.

Average Balances and Tax-Equivalent Net Interest Margin

Year Ended December 31,	2001			2000			1999

			Avg. Rate			Avg. Rate			Avg. Rate
	Average	Int. Income	Earned/	Average	Int. Income	Earned/	Average	Int. Income	Earned/
(In thousands)	Balance	(Expense)	Paid	Balance	(Expense)	Paid	Balance	(Expense)	Paid

ASSETS
Loans(2)	$167,842	$15,075	8.98%	$151,164	$14,470	9.57%	$135,032	$12,614	9.34%
Investment securities:
Taxable	51,447	2,777	5.40%	57,490	3,333	5.80%	58,142	3,191	5.49%
Tax-exempt(1)	9,013	600	6.66%	8,418	571	6.78%	8,986	533	5.93%
Total Investment Securities	60,460	3,377	5.59%	65,908	3,904	5.92%	67,128	3,724	5.55%
Interest bearing deposits in banks and federal funds sold	12,520	507	4.05%	3,393	256	7.54%	15,820	866	5.47%
Total earning assets	240,822	18,959	7.87%	220,465	18,630	8.45%	217,980	17,204	7.87%
Cash and due from banks	23,302			6,608			12,388
Premises and equipment - net	5,396			5,197			4,689
Other assets	4,761			7,185			5,707
Allowance for credit losses	(1,751)			(1,302)			(1,417)
Total	$272,530			$238,153			$239,377
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Savings, MMDA, NOW	$108,234	(1,472)	1.36%	$102,738	(2,163)	2.11%	$92,835	(2,336)	2.52%
Time	72,837	(3,712)	5.10%	62,103	(3,401)	5.48%	63,730	(2,865)	4.50%
Total interest- Bearing deposits	181,071	(5,184)	2.86%	168,841	(5,564)	3.30%	156,565	(5,201)	3.32%
Repurchase agreements	16,002	(449)	2.81%	14,163	(527)	3.72%	15,935	(505)	3.17%
Other borrowings	1,170	(41)	3.50%	2,244	(150)	6.73%	5,603	(340)	6.07%
Total interest-bearing liabilities	198,243	(5,674)	2.86%	181,248	(6,241)	3.44%	178,103	(6,046)	3.39%
Demand deposits	32,062			29,264			33,565
Other liabilities	12,944			1,377			3,088
Shareholders’ equity	29,281			26,264			24,621
Total	$272,530			$238,153			$239,377
Net interest income(1)		$13,285			$12,389			$11,158
Interest income as a % of avg. earning assets			7.87%			8.45%			7.89%
Interest expense as a % of avg. earning assets			2.36%			2.83%			2.77%
Net interest margin			5.52%			5.62%			5.12%

(1)	Includes taxable equivalent adjustments related to income on securities that is exempt form federal income taxes. The federal statutory rate was 34%

(2)	For purposes of these calculations, nonaccrual loans are included in the average loan balance outstanding. Loan fees and late charges of $567, $423, and $486 are included in interest income for 2001, 2000 and 1999.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volumes and rates. Changes not due solely to volume or rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

	2001 versus 2000			2000 versus 1999
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in

	Average	Average	Net	Average	Average	Net
	Volume	Rate	Change	Volume	Rate	Change

(in thousands)
INTEREST INCOME
Loans	$1,533	$(928)	$605	$1,538	$318	$1,856
Investment securities	(296)	(231)	(527)	(69)	249	180
Interest-bearing deposits in banks and federal funds sold	416	(165)	251	(854)	244	(610)
Total interest income	1,653	(1,324)	329	615	811	1,426

INTEREST EXPENSE
Savings deposits	110	(801)	(691)	53	(226)	(173)
Time deposits	559	(248)	311	318	218	536
Repurchase agreements	63	(141)	(78)	(60)	82	22
Other borrowings	(55)	(54)	(109)	(222)	(32)	(190)
Total interest expense	677	(1,244)	(567)	89	116	195
Changes in net Interest income	$976	$(80)	$896	$526	$705	$1,231

The following chart further reflects changes in average balances and rates from December 31, 2001 to December 31, 2000.

Increase (Decrease)		Increase (Decrease)
In Average Balance:		In Average Rate:
Loans	11.03%	Loans	(6.17)%
Investments	(8.27)%	Investments	(5.57)%
Fed Funds & Deposits	368.99%	Loans	(46.29)%

Total Earning Assets	9.23%	Total Earning Assets	(6.86)%

Savings, NOW, MMDA	5.35%	Savings, NOW, MMDA	(35.55)%
Time	17.28%	Time	(6.93)%
Repurchase Agreements	12.98%	Repurchase Agreements	(24.46)%
Other Borrowings	(47.86)%	Other Borrowings	(47.99)%
Total Int Bear	9.38%	Total Int Bear	(16.86)%
Liabilities		Liabilities

The following table further reflects changes in average balances and rates from December 31, 2000 to December 31, 1999.

Increase (Decrease)		Increase (Decrease)
In Average Balance:		In Average Rate:
Loans Investments Fed Funds & Deposits Total Earning Assets Savings, NOW, MMDA Time Repurchase Agreements Other Borrowings Total Int Bear Liabilities	11.95% (1.82)% (78.55)% 1.14% 2.29% 10.65% (11.12)% (59.95)% 1.77%	Loans Investments Fed Funds & Deposits Total Earning Assets Savings, NOW, MMDA Time Repurchase Agreements Other Borrowings Total Int Bear Liabilities	2.46% 6.67% 37.84% 7.37% (9.44)% 7.45% 17.35% 10.87% 1.47%

Net Interest Income After Provision For Credit Losses. Net interest income after provision for credit losses was $12.3 million at December 31, 2001, $11.7 million at December 31, 2000, and $10.7 million at December 31, 1999. Total provision for credit losses for the three years ending December 31, 2001 was $733,000, $454,000, and $264,000, respectively. The Company increased the provision for credit losses based on its loan loss reserve analysis of the loan portfolio derived from the loan grading system and the loss analysis of impaired loans. Recoveries were $4,000, $63,000, and $20,000 in 2001, 2000, and 1999, respectively. Charge-offs of $101,000, $78,000, and $632,000 were realized during the same periods. Historically, the Company’s loan charge-off levels have been very low compared to its peers. Management attributes part of the increases in charge-offs to what would be expected as a result of growth in the loan portfolio. More than half of the increase to $632,000 in 1999 was attributable to a single commercial loan. Management will continue to monitor and analyze charge-off levels closely. Management’s assessment of the allowance for credit losses includes various factors such as current delinquent and non-performing loans, historical analysis of credit loss experience, knowledge of the present and anticipated economic future of the market area, and loan grades. Management believes the quality of the loan portfolio is outstanding due to strong internal controls, excellent loan policy standards, experienced loan officers and conservative underwriting practices. Management believes the allowance for credit losses at December 31, 2001 of $2.1 million is adequate. The allowance for credit losses to total loans at December 31, 2001, 2000, and 1999 respectively was 1.24%, .95%, and .77%.

Non-Interest Income. Non-interest income was $3.4 million for the year ended December 31, 2001, a 27.1% increase from $2.7 million in 2000, which was 11.2% higher than the $2.4 million in 1999. These increases are due to increased service charges resulting from a new program implemented in 2000, customer fee income, and Bankcard income, which is primarily a function of increased volumes of accounts. The increases were also a result of gains on the sale of securities available for sale and increased revenue from the Bank’s mortgage loan origination activities.

Non-Interest Expense. Non-interest expenses consist primarily of employee salaries and benefits, occupancy, data processing, Bankcard services, office supplies, professional services and other non-interest expenses. Overall increases are a result of the Company’s increased volume, management’s emphasis on business development, start-up cost associated with the new branch in Harrisburg, marketing, and staff training.

Non-interest expense was $9.2 million for the year ended December 31, 2001, an increase of $.6 million (6.9%) from the year ended December 31, 2000, which was an increase of $.5 million (6.3%) over the period ended December 31, 1999.

At the end of 2001, the Company employed 120 full time equivalent employees compared to 121 at the end of 2000 and 119 at the end of 1999. The decrease in 2001 was due to the timing of employment hiring. The increase in 2000 was due to hiring of two new officers, one in the mortgage department and one in marketing. The increase from 1999 to 2000 was primarily due to the staffing of two new branch offices opened in that year. The Company has continued to increase staff productivity through training, education, and hiring practices.

Income Taxes. Income tax expense for 2001 was $2.5 million or 38.6% of income before taxes, 2000 was $2.2 million or 38.0% of income before taxes, and 1999 was $1.8 million or 35.4% of income before taxes.

Asset/Liability Management. The Company uses an asset/liability modeling system called ALX to estimate the degree of interest rate risk and market risk inherent in its mix of interest earning assets and interest bearing liabilities. The Company’s profitability is dependent to a large extent on net interest income. The Company is very slightly asset sensitive, meaning that interest earning assets mature or are otherwise subject to repricing at a slightly faster rate than interest bearing liabilities. A significant decrease in market rates could adversely impact the net earnings of the Company. In contrast, an inclining interest rate environment could have a positive affect on net interest income. The Company’s strategy is to keep a position that is very close to “balanced”. That is, the repricing of assets and liabilities would move much at the same rate. Because the current position is only slightly asset sensitive the net interest margin should increase slightly when rates increase and decrease slightly when rates fall.

Liquidity and Sources of Funds. The Company’s primary sources of funds for liquidity purposes are customer deposits, maturities of investment securities, sales of “available for sale” securities, loan repayments, advances on lines of credit from correspondent banks and from the Federal Home Loan Bank of Seattle, and the purchase of federal funds. The Company can anticipate the availability of funds from scheduled loan repayments, maturities of securities and from borrowed funds. Customer deposits and unscheduled payments of loans are influenced by the interest rate environment, the condition of the economy, competition, and other factors.

Deposits are a primary source of new funds. At December 31, 2001, total deposits were $231.8 million, $201.0 million at December 31, 2000 and $194.4 million at December 31, 1999. The Company also had REPO’s (securities sold under agreements to repurchase) for the periods of December 31, 2001, 2000, and 1999 of $14.3 million, $12.7 million, and $13.4 million, respectively. The overall cost of funds was as follows:

COST OF FUNDS

2001	2000	1999

2.9%	3.4%	3.4%

Management anticipates that the Company will rely primarily on deposit growth, maturities of investment securities, sales of “available for sale securities,” and loan repayments to meet its liquidity needs. Borrowings can be used to provide liquidity for short-term, needs but it is the practice of the Company to attempt to fund long-term loans and investments with core deposits and earnings, not short-term borrowings. A limited amount of borrowings may be used on a long-term basis to fund lending activities and to match maturities or repricing intervals of assets.

The average daily amount of deposits and rates paid on deposits is summarized for the periods indicated in the following table:

	2001		2000		1999

(In Thousands)	Amount $	Rate %	Amount $	Rate %	Amount $	Rate %

DEPOSITS
Demand	$32,062	—	$29,264	—	$33,565	—
Interest-bearing demand	$25,647	.51%	$24,685	1.22%	$25,671	1.22%
Savings	$82,587	1.62%	$78,053	2.39%	$67,164	2.44%
Time	$72,837	5.10%	$62,103	5.48%	$63,730	5.09%
Total	$213,133		$194,105		$190,130

The following table indicates the amount of the Bank’s certificates of deposits with balances equal to or greater than $100,000 classified by time remaining until maturity as of December 31, 2001.

Maturity Period	Certificates of Deposit

In Thousands
3 months or less	13,733
3 months through 6 months	7,375
6 months through 12 months	6,296
Over 12 months	2,285
TOTAL	$29,689

The following table is a summary of securities sold under repurchase agreement (REPO) for each of the last three years.

(Dollars in Thousands)
	2001	2000	1999

Securities sold under agreement to repurchase:
Average interest rate
At year end	1.8%	3.3%	3.3%
For the year	2.8%	3.7%	3.2%
Average amount outstanding during the year	$17,172	$14,163	$15,935
Maximum amount outstanding at any month end	$19,070	$15,433	$18,124
Amount outstanding at year end	$14,580	$12,651	$13,425

Capital Resources. The Company is subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines that involve quantitative measures of the Company’s assets, and certain off-balance-sheet items as calculated under regulatory accounting practices, the Company’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As of December 31, 2001, the most recent notification from the Bank’s regulator, categorized the Bank as well-capitalized under the applicable regulations. To be categorized as “well capitalized”, the Company must maintain at least 10% total risk based capital, 6% Tier 1 risk based capital and 5% Tier 1 leverage capital. There are no conditions or events since that notification that management believes have changed its category rating.

Shareholders’ equity increased to $29.5 million at December 31, 2001, from $27.1 million in 2000 and $24.3 million in 1999. This increase reflects net income of $4.0 million, other comprehensive income of $.3 million and $.6 million from the dividend reinvestment plan. These increases were primarily offset by a cash dividend declared of $1.5 million and $.9 million for shares repurchased. The Company’s shareholder average equity, as a percentage of average assets, was 10.7% for the year ended December 31, 2001, 11.0% for the year ended December 31, 2000, and 10.3% for the year ended December 31, 1999.

As interest rates change, the value of the Bank’s “available for sale” investment portfolio, which is reported at fair value, may be positively or negatively impacted and therefore may cause an increase or a reduction in reported shareholders’ equity. Equity grew at 9.1% over the period between December 31, 2000 and December 31, 2001, while assets grew by 14.0% over the same period.

At December 31, 2001, the Company had no material commitment for capital expenditures that would negatively impact the Company’s capital position.

The following table indicates the Company’s capital adequacy position at December 31, 2000 and at December 31, 1999 and compares those positions to capital adequacy requirements.

	Citizens Bancorp

			For Capital
(in thousands)	Actual		Adequacy Purposes

As of December 31, 2001:	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital (to Risk-Weighted Assets)	$31,259	16.19%	$15,472	>8%
Tier 1 Capital (to Risk-Weighted Assets)	$29,113	15.08%	$7,736	>4%
Tier 1 Capital (to average Total Assets)	$29,113	10.48%	$11,153	>4%

As of December 31, 2000:

Total Risk-Based Capital (to Risk-Weighted Assets)	$28,025	16.67%	$13,450	>8%
Tier 1 Capital (to Risk-Weighted Assets)	$26,515	15.77%	$6,725	>4%
Tier 1 Capital (to average Total Assets)	$26,515	10.96%	$9,678	>4%

Shareholders equity increased to $29.5 million at December 31, 2001 from $27.1 million in 2000 and $24.3 million in 1999.

INVESTMENT PORTFOLIO

The following table shows Investments Held to Maturity.

	In Thousands

	Outstanding Balance at December 31,
	2001

	Estimated Fair Value	Amortized Cost	% of Portfolio
Obligations of States and Political Subdivisions	10,244	10,051	15.0%
TOTAL	$10,244	$10,051	15.0%

	In Thousands

	Outstanding Balance at December 31,
	2000

	Estimated Fair Value	Amortized Cost	% of Portfolio
Obligations of States and Political Subdivisions	8,335	8,304	14.10%
TOTAL	$8,335	$8,304	14.10%

	In Thousands

	Outstanding Balance at December 31,
	1999

	Estimated Fair Value	Amortized Cost	% of Portfolio

Federal Agency Obligations	487	485	.71%
Obligations of States and Political Subdivisions	7,720	7,937	11.61%
TOTAL	$8,207	$8,422	12.32%

The following table sets forth the maturities and weighted average yields of securities held to maturity at December 31, 2001.

IN THOUSANDS

		After 1 year, but	After 5 years, but
Amount	Within 1 year	before 5 years	before 10 years	After 10 years

Obligations of States and Political Subdivisions	431	4,999	4,372	249
TOTAL	$431	$4,999	$4,372	$249
Weighted Average Yield*
Obligations of States and Political Subdivisions	6.74%	6.23%	6.76%	6.82%
TOTAL	6.74%	6.23%	6.76%	6.82%

*	Yield on tax exempt obligations have computed on a tax equivalent basis of 34%

The following tables show Investments Available for Sale.

	In Thousands

	Outstanding Balance at December 31,
	2001

	Estimated Fair Value	Amortized Cost	% of Portfolio
U.S. Treasury Securities	$15,854	$15,641	23.67%
Federal Agency Obligations	41,078	40,863	61.33%
TOTAL	$56,932	$56,504	85.00%

	In Thousands

	Outstanding Balance at December 31,
	2000

	Estimated Fair Value	Amortized Cost	% of Portfolio
U.S. Treasury Securities	$24,617	$24,578	41.81%
Federal Agency Obligations	25,958	25,985	44.09%
TOTAL	$50,575	$50,563	85.90%

	In Thousands

	Outstanding Balance at December 31,
	1999

	Estimated Fair Value	Amortized Cost	% of Portfolio
U.S. Treasury Securities	$30,485	$30,711	44.60%
Federal Agency Obligations	29,452	29,900	43.08%
TOTAL	$60,678	$61,352	87.68%

The following table sets forth the contractual maturities and weighted average yields of securities available for sale.

		After 1 year, but	After 5 years, but
Amount	Within 1 year	before 5 years	before 10 years	After 10 years

U.S. Treasury Securities	$8,654	$7,200	0	0
Federal Agency Obligations	4,015	37,063	0	0
TOTAL	$12,669	$44,263	$0	$0

Investments Available For Sale

		After 1 year, but	After 5 years, but
	Within 1 Year	before 5 years	before 10 years	After 10 years
Weighted Average Yield*
U.S. Treasury Securities	5.36%	3.90%	0	0
Federal Agency Obligations	5.74%	4.05%	0	0
TOTAL	5.52%	4.02%	0%	0%

*	Yield information is computed using amortized cost balances and does not give effect to changes in fair value that are reflected as a component of shareholders equity.

Lending and Credit Management. Interest on loans is the primary source of income for the Company. Net loans represented 61.5% of total assets as of December 31, 2001 as compared to 65.0% at December 31, 2000. The Bank’s goal is to serve the credit needs of the communities in which its offices are located. The primary focus for lending is small-to-medium sized businesses, professionals, and individuals. The Bank offers a broad base of loan products. Substantially all of the Bank’s loans are to customers located within the Bank’s service areas.

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

At December 31, the following table sets forth the composition of the Bank’s Loan Portfolio by type of loan as of the dates indicated.

	2001		2000		1999		1998		1997

Type of Loan	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial	$22,589	13%	$29,088	18%	$26,520	19%	$26,234	20%	$23,507	20%
Agriculture	14,727	8%	14,816	9%	13,875	10%	12,402	9%	10,992	9%
Real Estate
Construction	17,885	10%	8,651	5%	7,352	5%	7,900	6%	5,459	4%
1-4 Family	29,667	17%	30,202	19%	29,776	20%	31,390	24%	34,625	28%
Other	85,024	49%	73,505	46%	59,537	43%	50,421	38%	42,142	35%
Consumer	4,061	3%	4,710	3%	3,718	3%	4,393	3%	5,423	4%
Total Loans	$173,953		$160,972		$140,778		$132,740		$122,148
Less Deferred Loan Fees	<611>		<542>		<584>		<614>		<678>
Less Allowance for Credit Losses	<2,146>		<1,510>		<1,071>		<1,419>		<1,201>
Net Loans	$171,196	100%	$158,920	100%	$139,123	100%	$130,707	100%	$120,269	100%

Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans deemed to be uncollectible, or when the principal or interest payment becomes 90 days past due. At December 31, 2001 the Bank had $330 in loans that were 90 days or more past due and still accruing interest because in management’s judgment the loans were well secured and in the process of collection.

The following table shows the contractual maturity of the Bank’s gross loans at December 31, 2001. Loans having no stated schedule of repayments and no stated maturity, demand loans, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, deferred loan fees and discounts, and allowance for losses on loans. The table does not reflect any estimate of prepayments, which significantly shorten the average life of all loans and may cause the Bank’s actual repayment experience to differ from that shown below.

	In Thousands

		After 1 year, but	After 5 years, but
	Within 1 year	before 5 years	before 10 years	After 10 years

Commercial	$8,779	$12,581	$719	$510
Agriculture	12,576	1,360	523	268
Real Estate Construction	7,226	4,101	1,355	5,203
1-4 Family	2,290	3,388	5,842	18,147
Other	5,259	4,700	20,040	55,025
Consumer	966	2,714	312	69
TOTAL	$37,096	$28,844	$28,791	$79,222

     The following table sets forth the dollar amount of all loans due one year or more after December 31, 2001, which have fixed interest rates and have floating or adjustable interest rates.

	In Thousands

	Fixed Rates	Floating or Adjustable Rates
Commercial	$8,536	$5,274
Agriculture	1,113	1,038
Real Estate
Construction	837	9,822
1-4 Family	10,511	16,866
Other	22,371	57,394
Consumer	2,109	986
TOTAL	$45,477	$91,380

Provision for Credit Losses. The provision for credit losses represents charges made to operating expense to maintain an appropriate allowance for credit losses. Management considers various factors in establishing an appropriate allowance. These factors include an assessment of the financial condition of the borrower, a determination of the borrower’s ability to service the debt from cash flow, a conservative assessment of the value of the underlying collateral, the condition of the specific industry of the borrower, the economic health of the local community, a comprehensive analysis of the levels and trends of loan types, and a review of past due classified loans, and impaired loans.

It is Bank policy that once each quarter, Bank management makes recommendations to the Board regarding the adequacy of the Bank’s allowance for credit losses and the amount of the provision that should be charged against earnings for the next three months. Management’s recommendations are based on an internal loan review process to determine specific potential loss factors on classified loans, risk factor of loan grades, historical loss factors derived from actual net charge-off experience, trends in non-performing loans, and other potential risks in the loan portfolio such as industry concentration, the local economy, and the volume of loans.

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

The Bank’s policy is to charge off loans when, in management’s opinion, the loan or a portion of the loan is deemed uncollectible following a concerted collection effort. Management continues to pursue collection after a loan is charged-off until all possibilities for collection have been exhausted.

For the years ended December 31, 1999 through 2001, the Company charged $264,000, $454,000, and $733,000, respectively, to its provision for credit losses.

It is the opinion of management that the allowance for credit loss at December 31, 2001 of $2.1 million is adequate.

The following table represents information with respect to non-performing loans and other assets:

	2001	2000	1999	1998	1997

Loans on non-accrual status	$703	$1,117	$654	$173	$0
Loans past due greater than 90 days	330	2	73	447	438

Total non-performing loans	1,033	1,119	727	620	438
Other real estate owned	0	205	0	0	240
Total non-performing assets	$1,033	$1,324	$727	$620	$678

Allowance for loan losses	$2,146	$1,510	$1,071	$1,419	$1,201
Allowance for loan losses/non-performing assets	208%	114%	147%	229%	177%
Non-performing loans/total loans	.60%	.70%	.51%	.47%	.36%
Non-performing assets/total assets	.37%	.54%	.30%	.27%	.34%

Interest income which would have been realized on non-accrual loans was not significant to the accompanying consolidated financial statements. In addition loans past due 90 days or more and still accruing interest were not significant to the accompanying consolidated financial statements.

The Company has a policy that places loans on nonaccrual status after they become 90 days past due unless the loan is well secured and in the process of collection. The Company may place loans that are not contractually past due or that are fully collateralized on nonaccrual status as a management tool to actively oversee specific loans. Loans on nonaccrual status at December 31, 2001 were approximately $703,000, $1,117,000 at December 31, 2000, and $654,000 at December 31, 1999.

The Company is not aware of any loans continuing to accrue interest at December 31, 2001 that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. Material credits about which management is aware of any information that would raise serious doubts as to the ability of such borrowers to comply with the loan repayment terms, have been fully reserved in the allowance for credit losses.

The following table summarizes transactions in the allowance for credit losses and details the charge-offs, recoveries, and net credit losses by loan category for the last five years.

	IN THOUSANDS

	2001	2000	1999	1998	1997

Allowance At Beginning of Period:	$1,510	$1,071	$1,419	$1,201	$1,038
Provision for Credit Losses	733	454	264	236	165
CHARGE-OFFS:
Commercial	41	24	560	28	0
Agriculture	0	0	0	0	0
Real Estate	0	0	0	0	0
Construction	0	0	0	0	0
1-4 Family	31	0	61	0	0
Other	0	1	0	0	0
Consumer	29	53	11	4	2
Total Charge-Offs:	$101	$78	$632	$32	$2
RECOVERIES:
Commercial	2	63	1	14	0
Agriculture	0	0	0	0	0
Real Estate	0	0	0	0	0
Construction	0	0	0	0	0
1-4 Family	0	0	0	0	0
Other	0	0	0	0	0
Consumer	2	0	19	0	0
TOTAL RECOVERIES	$4	$63	$20	$14	$0
Net Recoveries (Charge-Offs)	<97>	<15>	<612>	<18>	<2>
Balance At End Of Period	$2,146	$1,510	$1,071	$1,419	$1,201
Ratio of Net Charge-Offs to Avg. Loans Outstanding	.06%	.01%	.45%	.01%	.00%

Allocation of Allowance for Credit Losses. The Company does not normally allocate the allowance for credit losses to specific loan categories. An allocation to the major categories is made below for presentation purposes. This allocation process does not necessarily measure anticipated future credit losses; rather it seeks to measure the Bank’s assessment on a quarterly basis the perceived credit loss exposure and the impact of current and anticipated economic conditions. The following table is the allocation for the last five years:

	2001		2000		1999		1998		1997

		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial	$333	13%	$271	18%	$203	19%	$283	20%	$240	20%
Agriculture	515	8%	136	9%	108	10%	129	9%	108	9%
Real Estate Construction	134	10%	91	5%	53	5%	85	6%	48	4%
1-4 Family	234	17%	272	19%	214	20%	340	24%	336	28%
Other	845	49%	695	46%	460	43%	539	38%	421	35%
Consumer	85	3%	45	3%	33	3%	43	3%	48	4%

	$2,146	100%	$1,510	100%	$1,071	100%	$1,419	100%	$1,201	100%

In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and in October 1996 issued SFAS No. 118,” “Accounting by Creditors for Impairment of a Loan-Income Recognition Disclosures, an amendment to SFAS No. 114.” The Bank measures impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. The Bank excludes loans that are currently measured at fair value or at lower of cost or fair value, and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment. At December 31, 2001 and 2000, the Bank’s impaired loans totaled $704,000 and $1,117,000 respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset-Liability Management and Interest Rate Sensitivity

The Company’s results of operations are largely dependent on its ability to manage net interest income. The principal purpose of asset-liability management is to manage the Bank’s sources and uses of funds under various interest rate and economic conditions in order to stabilize net income and minimize risk.

The Bank analyzes its interest rate risk by simulation modeling and by traditional interest rate gap analysis. The model analyzes the Bank’s current position and anticipated future results based on assumptions and estimations that management deems reasonable, although actual results may vary substantially.

The main component of asset-liability management is the management of the Bank’s interest rate sensitivity and market risk. Interest-rate sensitivity is defined as the volatility in earnings resulting from changes in interest rates and/or the mismatch of repricing intervals between assets and liabilities. The Bank’s management attempts to manage its assets and liabilities to maximize earnings growth by minimizing the effects of changing market rates, asset and liability mix, and prepayment trends. This is a “balanced position” strategy which lessens the volatility in interest income. Management actively manages the relationship between its interest rate sensitive assets and interest rate sensitive liabilities.

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

The following table sets forth the interest rate sensitivity of the Bank’s assets and liabilities over various contracted repricing periods and maturities as of December 31, 2001. Certain shortcomings are inherent in the traditional gap analysis presented in the table. For instance, although certain assets and liabilities may have similar repricing periods or maturities, historically they have been proven to react in different timings and degree to changes in market interest rates. Additionally, loan repayments and early withdrawals of certificates of deposits could cause the interest sensitivities to vary from those which appear in the table.

December 31, 2001 (in thousands)
	0 - 3	3 - 6	6 - 12	1 - 5	Over 5
	months	months	months	years	years	Total
INTEREST EARNING - ASSETS
Interest Bearing Deposits	11,717	—	—	—	—	11,717
Loans	14,923	9,663	12,510	28,844	108,013	173,953
Investments	4,865	1,190	7,891	49,262	4,621	66,983

TOTAL INTEREST - EARNING ASSETS	$31,505	$10,853	$20,401	$78,106	$112,634	$253,499
INTEREST BEARING - LIABILITIES
Demand Deposits	40,533	—	—	—	—	40,533
Savings Deposits	118,331	—	—	—	—	118,331
Time Deposits	29,910	19,844	14,403	8,791	9	72,957
REPO’S	14,298	—	—	—	—	14,298
Other Borrowings	282	—	—	—	—	282

TOTAL INTEREST-BEARING LIABILITIES	$203,354	$19,844	$14,403	$8,791	$9	$246,401
	$(171,849)	$(8,991)	$5,998	$69,315	$112,625	$7,098
CUMULATIVE INTEREST RATE SENSITIVITY GAP	$(171,849)	$(180,840)	$(174,843)	$(105,528)	$7,098

CUMULATIVE GAP AS A PERCENT OF ASSETS	(61.7)%	(64.9)%	(62.8)%	(37.9)%	2.5%

On a straight gap measurement of interest rate sensitivity, the Company is asset sensitive. Using the financial model with historical timings and degree of market rate change effecting the components of the balance sheet, the Company is very slightly asset sensitive. The Company will see little effect on its equity in either a rising or declining interest rate environment based on the balance sheet as of December 31, 2001. Management strives to maintain a balanced interest sensitivity position.

The Company sensitivity to gains or losses in future earnings due to hypothetical increases or decreases in the Fed Funds rate as measured by its financial model are as follows.

Increase in	Net Interest	Decrease in	Net Interest
Interest Rates	Margin Change	Interest Rates	Margin Change
+1%	$39,000	–1%	$(84,000)
+2%	$77,000	–2%	$(167,000)

Rate increases will generally increase the Company’s equity, while rate decreases will generally reduce equity.

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

2. Changes in Market Interest Rates. Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. With any further declines in interest rates, our ability to proportionately decrease the rates on our deposit sources may not be possible due to competitive pressures. This may result in a larger decrease in our interest rate spread. Although we believe our current level of interest rate sensitivity is reasonable, significant decreases in interest rates may have an adverse effect on our business, financial condition and results of operations. Should interest rates increase in 2002, our interest rate spread could be expected to improve.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the pages indicated:

Independent Auditor’s Report

Board of Directors
Citizens Bancorp
Corvallis, Oregon

We have audited the accompanying consolidated balance sheet of Citizens Bancorp and Subsidiary as of December 31, 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Bancorp and Subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

Tacoma, Washington
January 11, 2002

Independent Auditor’s Report

Board of Directors
Citizens Bancorp
Corvallis, Oregon

We have audited the accompanying consolidated balance sheet of Citizens Bancorp and Subsidiary as of December 31, 2000, and the related consolidated statements of income, shareholders’ equity and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Bancorp and Subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ Knight Vale & Gregory PLLC

Tacoma, Washington
January 11, 2001

Consolidated Balance Sheets

(Dollars in Thousands)

Citizens Bancorp and Subsidiary
December 31, 2001 and 2000

	2001	2000

Assets
Cash and due from banks	$15,054	$11,218
Interest bearing deposits at other financial institutions	11,717	5,444
Securities available for sale	56,932	50,575
Securities held to maturity (fair value $10,244 and $8,335)	10,051	8,304
Federal Home Loan Bank stock, at cost	846	792
Loans	173,342	160,430
Allowance for credit losses	2,146	1,510
Net loans	171,196	158,920

Premises and equipment	5,464	5,191
Foreclosed real estate	—	205
Accrued interest receivable	2,087	2,142
Cash value of life insurance	3,552	—
Other assets	1,630	1,589
Total assets	$278,529	$244,380

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand	$40,533	$31,629
Savings and interest-bearing demand	118,331	105,183
Time	72,957	64,148
Total deposits	231,821	200,960

Short-term borrowings	14,580	13,867
Accrued interest payable	209	223
Other liabilities	2,395	2,267
Total liabilities	249,005	217,317

Shareholders’ Equity
Common stock (no par value); authorized 10,000,000 shares; issued and outstanding: 2001 - 4,105,308 shares; 2000 - 4,137,630 shares	19,785	20,085
Retained earnings	9,478	6,971
Accumulated other comprehensive income	261	7
Total shareholders’ equity	29,524	27,063

Total liabilities and shareholders’ equity	$278,529	$244,380

See notes to consolidated financial statements.

Consolidated Statements of Income

(Dollars in Thousands, Except Per Share Amounts)

Citizens Bancorp and Subsidiary
Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Interest Income
Loans	$15,075	$14,470	$12,614
Federal funds sold and deposits in banks	507	256	866
Securities:
Taxable	2,777	3,333	3,191
Tax-exempt	396	377	352
Total interest income	18,755	18,436	17,023

Interest Expense
Deposits	5,184	5,564	5,201
Short-term borrowings	490	657	555
Long-term borrowings	- -	20	290
Total interest expense	5,674	6,241	6,046

Net interest income	13,081	12,195	10,977

Provision for Credit Losses	733	454	264
Net interest income after provision for credit losses	12,348	11,741	10,713

Non-Interest Income
Service charges on deposit accounts	1,558	1,247	1,048
Gains on sales of securities available for sale	306	- -	- -
BankCard income	1,204	1,157	1,047
Other	328	268	308
Total non-interest income	3,396	2,672	2,403

Non-Interest Expense
Salaries and employee benefits	4,974	4,527	4,281
Occupancy	704	643	623
Furniture and equipment	732	703	599
BankCard expense	944	940	864
Other	1,827	1,774	1,712
Total non-interest expense	9,181	8,587	8,079

Income before income taxes	6,563	5,826	5,037

Income Taxes	2,535	2,214	1,783
Net income	$4,028	$3,612	$3,254

Earnings Per Share
Basic and diluted	$.97	$.87	$.79

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(Dollars in Thousands)

Citizens Bancorp and Subsidiary
Years Ended December 31, 2001, 2000 and 1999

				Accumulated
	Shares of			Other
	Common	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (Loss)	Total

Balance at December 31, 1998	3,891,137	$16,069	$6,271	$245	$22,585
Comprehensive income:
Net income	- -	- -	3,254	- -	3,254
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	- -	- -	- -	(620)	(620)
Comprehensive income					2,634
5% stock dividend	196,385	3,191	(3,191)	- -	- -
Cash dividend reinvestment ($16.60 per share)	36,569	608	- -	- -	608
Cash dividends declared ($.36 per share)	- -	- -	(1,485)	- -	(1,485)
Balance at December 31, 1999	4,124,091	19,868	4,849	(375)	24,342
Comprehensive income:
Net income	- -	- -	3,612	- -	3,612
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	- -	- -	- -	382	382
Comprehensive income					3,994
Cash dividend reinvestment ($16.08 per share)	13,539	217	- -	- -	217
Cash dividends declared ($.36 per share)	- -	- -	(1,490)	- -	(1,490)
Balance at December 31, 2000	4,137,630	20,085	6,971	7	27,063

(continued)

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(concluded) (Dollars in Thousands)

Citizens Bancorp and Subsidiary
Years Ended December 31, 2001, 2000 and 1999

				Accumulated
	Shares of			Other
	Common	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (Loss)	Total

Balance at December 31, 2000	4,137,630	$20,085	$6,971	$7	$27,063
Comprehensive income:
Net income	- -	- -	4,028	- -	4,028
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	- -	- -	- -	254	254
Comprehensive income					4,282
Cash dividend reinvestment ($10.97 per share)	51,869	569	- -	- -	569
Cash dividends declared ($.37 per share)	- -	- -	(1,521)	- -	(1,521)
Stock repurchased	(84,191)	(869)	- -	- -	(869)
Balance at December 31, 2001	4,105,308	$19,785	$9,478	$261	$29,524

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

Citizens Bancorp and Subsidiary
Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Cash Flows from Operating Activities
Net income	$4,028	$3,612	$3,254
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	733	454	264
Depreciation and amortization	684	622	487
Deferred income tax (benefit)	(194)	122	77
Gains on sales of securities available for sale	(306)	- -	- -
Gain on sale of foreclosed real estate	(133)	- -	- -
Stock dividends received	(54)	(51)	(52)
(Increase) decrease in interest receivable	55	(110)	(179)
Increase (decrease) in interest payable	(14)	16	(20)
Other	154	(222)	97
Net cash provided by operating activities	4,953	4,443	3,928
Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	(6,273)	(2,574)	20,537
Activity in securities available for sale:
Sales	7,978	2,001	4,983
Maturities, prepayments and calls	37,000	22,000	25,630
Purchases	(50,773)	(13,990)	(41,581)
Activity in securities held to maturity:
Maturities, prepayments and calls	550	605	2,590
Purchases	(2,283)	(496)	(1,303)
Increase in loans made to customers, net of principal collections	(13,078)	(18,876)	(10,312)
Purchases of premises and equipment	(860)	(544)	(2,276)
Proceeds from sales of foreclosed real estate	365	- -	- -
Additions to foreclosed real estate	(27)	- -	- -
Purchase of life insurance	(3,500)	- -	- -
Other	- -	- -	6
Net cash used in investing activities	(30,901)	(11,874)	(1,726)
Cash Flows from Financing Activities
Net increase in deposits	30,861	6,610	6,115
Net increase (decrease) in short-term borrowings	713	(1,710)	(1,067)
Repayment of long-term borrowings	- -	(2,973)	(1,238)
Cash dividends paid	(921)	(1,268)	(793)
Repurchase of common stock	(869)	- -	- -
Net cash provided by financing activities	29,784	659	3,017
Net increase (decrease) in cash and due from banks	3,836	(6,772)	5,219
Cash and Due from Banks
Beginning of year	11,218	17,990	12,771
End of year	$15,054	$11,218	$17,990

(continued)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(concluded) (Dollars in Thousands)

Citizens Bancorp and Subsidiary
Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Supplemental Disclosures of Cash Flow Information
Interest paid	$5,688	$6,226	$6,065
Income taxes paid	2,661	2,185	1,705
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	$254	$382	($620)
Stock dividend	- -	- -	3,191
Dividend reinvestment	569	217	608
Foreclosed real estate acquired in settlement of loans	- -	(205)	- -

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Citizens Bancorp (the Company) and its wholly owned subsidiary, Citizens Bank (the Bank). All significant intercompany transactions and balances have been eliminated.

Nature of Operations

The Company is a financial holding company which operates primarily through its subsidiary, the Bank. The Bank operates ten branches located in Benton, Lane, Yamhill and Linn Counties in western Oregon. The Bank provides loan and deposit services to customers who are predominately small- and medium-sized businesses in western Oregon.

Consolidated Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and practices within the banking industry. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and the valuation of deferred tax assets and foreclosed real estate.

Certain prior year amounts have been reclassified to conform to the 2001 presentation. All dollar amounts, except per share information, are stated in thousands.

Securities Available for Sale

Securities available for sale consist of debt securities that the Bank intends to hold for an indefinite period, but not necessarily to maturity. Such securities may be sold to implement the Bank’s asset/liability management strategies and in response to changes in interest rates and similar factors. Securities available for sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of shareholders’ equity entitled “accumulated other comprehensive income (loss).” Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity.

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary

Note 1 — Summary of Significant Accounting Policies (continued)

Securities Held to Maturity

Debt securities for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income over the period to maturity.

Declines in the fair value of individual securities available for sale and held to maturity below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Such write-downs are included in earnings as realized losses.

Loans

Loans are stated at the amount of unpaid principal, reduced by net deferred loan origination fees and an allowance for credit losses. Interest on loans is accrued daily based on the principal amount outstanding.

Generally the accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest, unless they are well secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed against current income. If management determines that the ultimate collectibility of principal is in doubt, cash receipts on nonaccrual loans are applied to reduce the principal balance.

Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment of the yield of the related loan.

Allowance for Credit Losses

The allowance for credit losses is maintained at a level considered adequate to provide for estimated losses on existing loans based on evaluating known and inherent risks in the loan portfolio. The allowance is reduced by loans charged off, and increased by provisions charged to earnings and recoveries on loans previously charged off. The allowance is based on management’s periodic, systematic evaluation of factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, the estimated value of any underlying collateral, internal loan grades, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses the best information available to make its estimates, future adjustments to the allowance may be necessary if there is a significant change in economic conditions.

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

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary

Note 1 — Summary of Significant Accounting Policies (continued)

Allowance for Credit Losses (concluded)

When management determines that it is probable that a borrower will be unable to repay all amounts due according to the terms of the loan agreement, including scheduled interest payments, the loan is considered impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls are generally not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed. The amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, when the primary source of repayment is provided by real estate collateral, at the fair value of the collateral less estimated selling costs.

The ultimate recovery of all loans is susceptible to future market factors beyond the Bank’s control. These factors may result in losses or recoveries differing significantly from those provided for in the financial statements.

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

Citizens Bancorp and Subsidiary

Note 1 — Summary of Significant Accounting Policies (continued)

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

Cash Equivalents

The Company considers all amounts included in the balance sheet caption “Cash and due from banks” and “Interest bearing deposits in banks” to be cash equivalents.

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

Securities Available for Sale and Held to Maturity Fair values for securities are based on quoted market prices.

Federal Home Loan Bank Stock The carrying value of Federal Home Loan Bank stock approximates its fair value.

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary

Note 1 — Summary of Significant Accounting Policies (continued)

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

Short-Term and Long-Term Borrowings
The carrying amounts of repurchase agreements and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest The carrying amounts of accrued interest approximate their fair values.

Off-Balance Sheet Instruments
The fair value of commitments to extend credit and standby letters of credit was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customers.

Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company’s stock option plans. In 2001, 2000 and 1999, the options did not have a dilutive effect on earnings per share.

Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method, in accordance with APB No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements. However, the required pro forma disclosures of the effects of all options granted on or after January 1, 1995 have been provided in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary

Note 1 — Summary of Significant Accounting Policies (concluded)

Recent Accounting Pronouncements

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, became effective and was adopted by the Bank effective January 1, 2001. The Bank does not engage in hedging activities, nor did it have any derivatives at December 31, 2001 or 2000. The adoption of SFAS No. 133 had no effect on the Bank’s financial position or results of operations as of or for the year ended December 31, 2001.

In June 2001, the Financial Accounting Standards Board adopted Financial Accounting Standards Nos. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations entered into after June 30, 2001 be accounted for under the purchase method. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recorded in the financial statements. Goodwill arising from business combinations prior to the effective date of this standard will no longer be amortized, starting in 2002, but will be subject to annual tests for impairment. Other identifiable intangible assets, and certain unidentifiable intangible assets arising from certain acquisitions, will continue to be amortized using the same lives and methods. In June 2001, the FASB also issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for all fiscal years beginning after June 15, 2002. In August 2001 the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not anticipate that the adoption of SFAS Nos. 141, 142, 143 and 144 will have a material effect on its financial position or results of operations.

Note 2 — Restricted Assets

Federal Reserve Board regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank. The amounts of such balances for the years ended December 31, 2001 and 2000 were approximately $2,482 and $1,468, respectively.

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary

Note 3 — Securities

Securities have been classified according to management’s intent. The carrying amount of securities and their approximate fair values were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale
December 31, 2001
U.S. Government and agency securities	$56,504	$579	($151)	$56,932
December 31, 2000
U.S. Government and agency securities	$50,563	$93	($81)	$50,575
Securities Held to Maturity
December 31, 2001
State and municipal securities	$10,051	$212	($19)	$10,244
December 31, 2000
State and municipal securities	$8,304	$71	($40)	$8,335

The contractual maturities of securities held to maturity and available for sale at December 31, 2001 are as follows:

	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$431	$436	$12,456	$12,669
Due from one year to five years	4,999	5,122	44,048	44,263
Due from five to ten years	4,372	4,439	- -	- -
Due after ten years	249	247	- -	- -
Total	$10,051	$10,244	$56,504	$56,932

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary

Note 3 — Securities (concluded)

Securities carried at approximately $35,290 at December 31, 2001 and $27,684 at December 31, 2000 were pledged to secure public deposits and repurchase agreements, and for other purposes required or permitted by law.

Gross realized gains on sales of securities available for sale were $306 and $1 for the years ended December 31, 2001 and 1999, respectively. There were no gross realized gains or losses in 2000.

Note 4 — Loans

Loans at December 31 consist of the following:

	2001	2000
Agriculture	$14,727	$14,816
Commercial	22,589	29,088
Real estate:
Residential 1-4 family	29,667	30,202
Construction	17,885	8,651
Commercial and other	85,024	73,505
Consumer	4,061	4,710
	173,953	160,972
Less net deferred loan origination fees	611	542
Total loans	$173,342	$160,430

Changes in the allowance for credit losses for the years ended December 31 are as follows:

	2001	2000	1999
Balance at beginning of year	$1,510	$1,071	$1,419
Provision for credit losses	733	454	264
Charge-offs	(101)	(78)	(632)
Recoveries	4	63	20
Net charge-offs	(97)	(15)	(612)
Balance at end of year	$2,146	$1,510	$1,071

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary

Note 4 — Loans (concluded)

Following is a summary of information pertaining to impaired loans:

	2001	2000	1999
December 31
Impaired loans without a valuation allowance	$632	$1,001	$499
Impaired loans with a valuation allowance	72	116	65
Total impaired loans	$704	$1,117	$564
Valuation allowance related to impaired loans	$34	$42	$59
Years Ended December 31
Average investment in impaired loans	$463	$686	$477
Interest income recognized on a cash basis on impaired loans	—	—	—

At December 31, 2001, there were no commitments to lend additional funds to borrowers whose loans had been modified. Loans 90 days and over past due still accruing interest were $330, $2 and $73 at December 31, 2001, 2000 and 1999, respectively.

Certain related parties of the Company, principally Company directors, their associates and key officers, were loan customers of the Bank in the ordinary course of business during 2001 and 2000. Total loans outstanding at December 31, 2001 and 2000 to key officers and directors were $4,654 and $4,531, respectively. During 2001, advances totaled $1,678 and repayments totaled $1,555 on these loans.

Note 5 — Premises and Equipment

The components of premises and equipment at December 31 are as follows:

	2001	2000
Land and buildings	$7,065	$6,557
Furniture and equipment	2,561	2,620
Construction in progress	143	41
	9,769	9,218
Less accumulated depreciation and amortization	4,305	4,027
Total premises and equipment	$5,464	$5,191

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary

Note 5 — Premises and Equipment

The Bank leases branch premises under operating leases which expire at various dates through January 31, 2020. Rental expense for leased premises was $147, $138 and $134 for 2001, 2000 and 1999, respectively, which is included in occupancy expense.

Minimum net rental commitments under noncancellable leases having an original or remaining term of more than one year for future years ending December 31 are as follows:

2002	$118
2003	98
2004	53
2005	53
2006	53
Thereafter	1,222
Total minimum payments required	$1,597

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

Note 6 — Deposits

The composition of deposits at December 31 is as follows:

	2001	2000

Demand deposits, non-interest bearing	$40,533	$31,629
NOW and money market accounts	105,937	92,196
Savings deposits	12,394	12,987
Time certificates, $100,000 or more	29,689	22,440
Other time certificates	43,268	41,708
Total	$231,821	$200,960

Scheduled maturities of certificates of deposit for future years ending December 31 are as follows:

2002	$63,383
2003	7,426
2004	1,305
2005	590
2006	244
2007	9
$72,957

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary

Note 7 — Short-Term Borrowings

Securities sold under agreements to repurchase, federal funds purchased, and treasury tax and loan deposits represent short-term borrowings with maturities which do not exceed 90 days. The following is a summary of such short-term borrowings for the years ended December 31:

	2001	2000

Average balance during the year	$17,172	$16,407
Average interest rate during the year	2.8%	4.1%
Maximum month-end balance during the year	19,070	17,864
Balance at December 31:
Securities sold under agreement to repurchase	14,580	13,867
Other	282	1,216
Weighted average interest rate at December 31	1.8%	3.9%

Note 8 — Long-Term Borrowings

The Bank has a line of credit with the Federal Home Loan Bank of Seattle (FHLB) totaling 15% of assets, of which $2,973 was used at December 31, 1999. All of the borrowings were repaid during 2000. No new borrowings occurred in 2001.

Note 9 — Employee Benefits

The Bank has a 401(a) profit sharing plan covering substantially all employees who have completed one year or more of service. Contributions to the 401(a) profit sharing plan consist of employer contributions (up to a maximum of 15% of employee salaries), which are at the discretion of the Board of Directors. Total contributions by the Bank to this plan in 2001, 2000 and 1999 were $377, $360 and $335, respectively.

The Company has a discretionary bonus plan for all employees. The amount of the bonus paid is determined at the end of the year by the Board of Directors. The Company paid bonuses of $240, $170 and $156 for the years ended December 31, 2001, 2000 and 1999, respectively.

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary

Note 10 — Income Taxes

Income taxes are comprised of the following for the years ended December 31:

	2001	2000	1999

Current:
Federal	$2,251	$1,711	$1,386
State	478	381	320
Deferred (benefit)	(194)	122	77
Total income taxes	$2,535	$2,214	$1,783

The following is a reconciliation between the statutory and the effective federal income tax rates for the years ended December 31:

	2001		2000		1999

		Percent		Percent		Percent
		of Pre-tax		of Pre-tax		of Pre-tax
	Amount	Income	Amount	Income	Amount	Income

Income tax at statutory rates	$2,297	35.0%	$2,039	35.0%	$1,763	35.0%
Increase (decrease) resulting from:
Tax-exempt income	(114)	(1.7)	(113)	(1.9)	(105)	(2.1)
State income taxes, net of federal income tax effect	317	4.8	253	4.3	211	4.2
Other	35	.5	35	.6	(86)	(1.7)
Total income tax expense	$2,535	38.6%	$2,214	38.0%	$1,783	35.4%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are:

	2001	2000	1999
Deferred Tax Assets
Allowance for credit losses	$789	$589	$475
Deferred compensation	30	33	- -
Other	1	4	54
Unrealized loss on securities available for sale	- -	- -	299
Total deferred tax assets	820	626	828
Deferred Tax Liabilities
Accumulated depreciation	(4)	(15)	(42)
Deferred income	(133)	(122)	(120)
Unrealized gain on securities available for sale	(167)	(5)	- -
Total deferred tax liabilities	(304)	(142)	(162)
Net deferred tax assets	$516	$484	$666

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary

Note 11 — Commitments and Contingencies

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Bank’s commitments at December 31 is as follows:

	2001	2000
Commitments to extend credit:
Real estate secured	$2,140	$1,058
Other	23,787	27,330
Total commitments to extend credit	$25,927	$28,388
Standby letters of credit	$2,537	$2,518

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank’s experience has been that approximately 70% of loan commitments are drawn upon by customers. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

The Bank has agreements with commercial banks for lines of credit totaling $9,000, none of which was used at December 31, 2001 and 2000.

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

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary

Note 12 — Significant Concentrations of Credit Risk

Most of the Bank’s business activity is with customers located in the State of Oregon. Investments in state and municipal securities involve governmental entities primarily within the State. Loans are generally limited, by state banking regulations, to 15% of the Bank’s shareholder’s equity, excluding accumulated other comprehensive income (loss) for loans not fully secured by a first lien on real estate, and 25% for loans fully secured by a first lien on real estate.

Note 13 — Cash Dividend Reinvestment Plan

In July 1997, the Company instituted a dividend reinvestment plan which allows for 50% or 100% of the cash dividends to be reinvested in shares of Company common stock based upon shareholder election. Under the plan, 1,575,000 shares are authorized for dividend reinvestment, of which 152,624 shares have been issued through December 31, 2001.

Note 14 — Stock Options

In 1999, the Company’s shareholders approved a stock option plan, which is described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for the plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates under the plan, consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to these pro forma amounts at December 31:

	2001	2000	1999
Net income:
As reported	$4,028	$3,612	$3,254
Pro forma	3,995	3,595	3,253
Earnings per share:
Basic and diluted:
As reported	$.97	$.87	$.79
Pro forma	.96	.87	.79

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary

Note 14 — Stock Options (concluded)

Employee Stock Option Plan

Under the Company’s qualified incentive stock option plan, the Company may grant incentive options for up to 1% of issued and outstanding shares of its common stock to certain key employees. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant, and an option’s maximum term is ten years. All options granted vest over a four-year period at 25% per year. No options have been exercised under the Plan.

The fair value of each option grant is estimated on the date of grant, based on the Black-Scholes option pricing model and using the following weighted-average assumptions:

	2001	2000	1999

Dividend yield	2.55%	3.09%	2.77%
Expected life	10 years	10 years	10 years
Risk-free interest rate	5.15%	5.24%	6.55%
Price volatility	22.00%	15.00%	10.00%

The weighted average fair value of options granted during 2001, 2000 and 1999 was $4.18, $2.47 and $3.20, respectively.

A summary of the status of the Company’s stock option plan as of December 31, 2001, 2000 and 1999, and changes during the years ending on those dates, is presented below:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	46,000	$12.08	14,500	$13.00	- -	$ - -
Granted	33,000	14.50	31,500	11.65	14,500	13.00
Forfeited	(500)
Outstanding at end of year	82,000	$13.09	46,000	$12.08	14,500	$13.00
Options exercisable at year-end	15,125	$12.30	3,625	$13.00	- -	- -

The following summarizes information about stock options outstanding and exercisable at December 31, 2001:

Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$11.00-$14.50	79,000	9.23	$13.09	15,125	$12.30

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary

Note 15 — Supplemental Executive Retirement Plan

In October 2001, the Company adopted a Supplemental Executive Retirement Plan (SERP) covering a select group of management personnel. The post-retirement benefit provided by the SERP is designed to supplement a participating officer’s retirement benefits from social security, in order to provide the officer with a certain percentage of final average income at retirement age. Compensation expense related to this plan totaled $23 in 2001.

Benefits to employees may be funded by life insurance policies, which had a cash surrender value of $3,552 at December 31, 2001. Liabilities to employees, which will be accrued over their expected time to retirement, were $23 at December 31, 2001.

Note 16 — Stock Purchase Plan

In July 2001, the Company initiated a stock repurchase plan for the purchase of 209,475 shares of its common stock, which has not been completed as of December 31, 2001. As of December 31, 2001, 84,191 shares had been repurchased. The plan will remain in place until all the authorized shares have been repurchased.

Note 17 — Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines on the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2001, that the Company and the Bank meet all capital requirements to which they are subject.

As of December 31, 2001, the most recent notification from the Bank’s regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary

Note 17 — Regulatory Matters (concluded)

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table:

					To be Well Capitalized
					Under Prompt
			Capital Adequacy		Corrective Action

	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2001
Tier 1 capital (to average assets):
Consolidated	$29,113	10.48%	$11,153	4.00%	N/A	N/A
Bank	28,979	10.46	11,085	4.00	$13,856	5.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	29,113	15.08	7,736	4.00	N/A	N/A
Bank	28,979	15.01	7,722	4.00	11,583	6.00
Total capital (to risk-weighted assets):
Consolidated	31,259	16.19	15,472	8.00	N/A	N/A
Bank	31,125	16.12	15,444	8.00	19,305	10.00
December 31, 2000
Tier 1 capital (to average assets):
Consolidated	$26,515	10.96%	$9,678	4.00%	N/A	N/A
Bank	26,600	11.03	9,646	4.00	$12,058	5.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	26,515	15.77	6,725	4.00	N/A	N/A
Bank	26,600	15.84	6,717	4.00	10,076	6.00
Total capital (to risk-weighted assets):
Consolidated	28,025	16.67	13,450	8.00	N/A	N/A
Bank	28,110	16.74	13,434	8.00	16,793	10.00

Restrictions on Retained Earnings

At December 31, 2001, there were no restrictions on the Company’s or the Bank’s retained earnings regarding payment of dividends.

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary

Note 18 — Condensed Financial Information — Parent Company Only

Condensed Balance Sheets — December 31

	2001	2000
Assets
Cash	$1,633	$1,592
Investment in Bank	29,390	26,810
Other	22	151
Total assets	$31,045	$28,553
Liabilities and Shareholders’ Equity
Liabilities
Dividends payable	$1,521	$1,490
Shareholders’ Equity	29,524	27,063
Total liabilities and shareholders’ equity	$31,045	$28,553
Condensed Statements of Income — Years Ended December 31

	2001	2000	1999
Income
Dividend income from Bank	$2,339	$1,628	$1,640
Expenses
Amortization and other expense	110	93	130
Income before income tax benefit	2,229	1,535	1,510
Income Tax Benefit	42	47	44
Income before equity in undistributed income of subsidiary	2,271	1,582	1,554
Equity in Undistributed Income of Subsidiary	1,757	2,030	1,700
Net income	$4,028	$3,612	$3,254

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary

Note 18 — Condensed Financial Information — Parent Company Only (concluded)

Condensed Statements of Cash Flows — Years Ended December 31

	2001	2000	1999
Cash Flows from Operating Activities
Net income	$4,028	$3,612	$3,254
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	2	6	5
Equity in undistributed income of subsidiary	(1,757)	(2,030)	(1,700)
Other, net	127	2	(67)
Net cash provided by operating activities	2,400	1,590	1,492
Cash Flows from Investing Activities
Purchase of software	- -	- -	(6)
Investment in Bank	(569)	(217)	(607)
Net cash used in investing activities	(569)	(217)	(613)
Cash Flows from Financing Activities
Cash dividends paid	(921)	(1,268)	(793)
Repurchase of common stock	(869)	- -	- -
Net cash used in financing activities	(1,790)	(1,268)	(793)
Net increase in cash	41	105	86
Cash
Beginning of year	1,592	1,487	1,401
End of year	$1,633	$1,592	$1,487

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary

Note 19 — Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments at December 31 were as follows:

	2001		2000
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks, interest bearing deposits with banks	$26,771	$26,771	$16,662	$16,662
Securities available for sale	56,932	56,932	50,575	50,575
Securities held to maturity	10,051	10,244	8,304	8,335
Federal Home Loan Bank stock	846	846	792	792
Loans receivable, net	171,196	171,557	158,920	158,913
Accrued interest receivable	2,087	2,087	2,142	2,142
Financial Liabilities
Deposits	$231,821	$232,334	$200,960	$200,942
Short-term borrowings	14,580	14,580	13,867	13,867
Accrued interest payable	209	209	223	223

Note 20 — Comprehensive Income

Net unrealized gains and losses are as follows for the years ended December 31:

	Before-Tax	Tax	Net-of-Tax
	Amount	Expense	Amount

2001
Unrealized holding gains arising during the year	$722	$282	$440
Less reclassification adjustments for gains realized in net income	(306)	(120)	(186)
Net unrealized gains	$416	$162	$254
2000
Unrealized holding gains arising during the year	$686	$304	$382
Less reclassification adjustments for gains realized in net income	- -	- -	- -
Net unrealized gains	$686	$304	$382
1999
Unrealized holding losses arising during the year	$1,057	$437	$620
Less reclassification adjustments for gains realized in net income	- -	- -	- -
Net unrealized losses	$1,057	$437	$620

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary

Note 21 — Earnings Per Share Disclosures

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated.

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2001
Basic earnings per share:
Net income	$4,028	4,159,507	$.97
Effect of dilutive securities:
Options	- -	- -	- -
Diluted earnings per share:
Net income	$4,028	4,159,507	$.97
Year Ended December 31, 2000
Basic earnings per share:
Net income	$3,612	4,135,887	$.87
Effect of dilutive securities:
Options	- -	1,481	- -
Diluted earnings per share:
Net income	$3,612	4,137,368	$.87
Year Ended December 31, 1999
Basic earnings per share:
Net income	$3,254	4,122,989	$.79
Effect of dilutive securities:
Options	- -	2,896	- -
Diluted earnings per share:
Net income	$3,254	4,125,885	$.79

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary

Note 22 — Quarterly Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended December 31, 2001
Interest income	$4,685	$4,749	$4,730	$4,591
Interest expense	(1,641)	(1,528)	(1,408)	(1,097)
Net interest income	3,044	3,221	3,322	3,494
Provision for credit losses	(123)	(123)	(123)	(364)
Noninterest income	741	753	775	1,127
Noninterest expenses	(2,238)	(2,292)	(2,286)	(2,365)
Income before income taxes	1,424	1,559	1,688	1,892
Income taxes	(478)	(628)	(710)	(719)
Net income	$946	$931	$978	$1,173
Earnings Per Common Share
Basic	$.23	$.22	$.24	$.28
Diluted	.23	.22	.24	.28
Year Ended December 31, 2000
Interest income	$4,424	$4,473	$4,743	$4,796
Interest expense	(1,476)	(1,506)	(1,614)	(1,645)
Net interest income	2,948	2,967	3,129	3,151
Provision for credit losses	(58)	(120)	(137)	(139)
Noninterest income	598	677	729	668
Noninterest expenses	(2,130)	(2,031)	(2,122)	(2,304)
Income before income taxes	1,358	1,493	1,599	1,376
Income taxes	(393)	(620)	(700)	(501)
Net income	$965	$873	$899	$875
Earnings Per Common Share
Basic	$.23	$.21	$.22	$.21
Diluted	.23	.21	.22	.21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included in the Company’s definitive proxy statement for its annual meeting of shareholders scheduled for April 16, 2002 and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION AND REPORT OF COMMITTEES

The information required by this item is included in the Company’s definitive proxy statement for its annual meeting of shareholders scheduled for April 16, 2002 and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included in the Company’s definitive proxy statement for its annual meeting of shareholders scheduled for April 16, 2002 and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included in the Company’s definitive proxy statement for its annual meeting of shareholders scheduled for April 16, 2002 and is incorporated herein by this reference.

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

3(i)	Articles of Incorporation. (Regulation S-K, Item 601, Exhibit Table Item (3)). The Company’s Articles of Incorporation, as amended, are attached as Exhibit 3(i) to the Company’s Form 10-Q for the period ending June 30, 1999 and are incorporated herein by this reference.

3(ii)	Bylaws. (Regulation S-K, Item 601, Exhibit Table Item (3)). The Company’s Bylaws are attached as Exhibit 3(ii) to the Company’s Form 10-K for the year ending December 31, 1997 and are incorporated herein by this reference.

10.1	Incentive Stock Option Plan. (Regulation S-K, Item 601, Exhibit Table Item (10)). The Company’s Incentive Stock Option Plan is attached as Exhibit 99.1 to the Company’s Form S-8 filed with the Securities and Exchange Commission on June 23, 1999 and is incorporated herein by this reference.

10.2	Stock Bonus Plan. (Regulation S-K, Item 601, Exhibit Table Item (10)). The Company’s Stock Bonus Plan is attached as Exhibit 99.2 to the Company’s Form S-8 filed with the Securities and Exchange Commission on June 23, 1999 and is incorporated herein by this reference.

21.1	List of Subsidiaries. (Regulation S-K, Item 601, Exhibit Table Item (21)). Attached hereto is a list of the Company’s subsidiaries as of December 31, 2000.

(b)	Financial Statements.

The Company’s consolidated financial statements and related documents are set forth in Item 8 of this Form 10-K and are filed as part of this report. All other schedules to the consolidated financial statements referenced in Regulation S-X are omitted because they are not applicable or are not material, or because the information is already included in the Company’s consolidated financial statements and the notes thereto.

(c)	Reports on Form 8-K.

A Form 8-K was filed by the Registrant during the third quarter of 2001. The Form 8-K related to the acquisition of the attest assets of the Registrant’ certifying CPA firm by another CPA firm. No financial statements were filed with the Form 8-K. The date of the report on Form 8-K was September 7, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 19th day of March, 2002.

CITIZENS BANCORP (Registrant)

By:	/s/ William V. Humphreys

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 19th day of March 2002.

PRINCIPAL EXECUTIVE OFFICER:

/s/ William V. Humphreys William V. Humphreys

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ Lark E. Wysham Lark E. Wysham

DIRECTORS:

/s/ Jock Gibson Jock Gibson	/s/ William V. Humphreys William V. Humphreys

/s/ Rosetta C. Venell Rosetta C. Venell	/s/ James E. Richards James E. Richards

/s/ Sidney A. Huwaldt Sidney A. Huwaldt	/s/ Scott A. Fewel Scott A. Fewel

/s/ Duane L. Sorensen Duane L. Sorensen	/s/ Eric C. Thompson Eric C. Thompson

EXHIBIT INDEX

EXHIBIT		PAGE

1.	Exhibits Incorporated Reference.
The following exhibits are incorporated in this Form 10-K by reference as described in Part IV above.
3(i) Articles of Incorporation, as amended.
3(ii) Bylaws.
10.1 Incentive Stock Option Plan.
10.2 Stock Bonus Plan.
2.	Exhibits Attached.
21.1	List of Subsidiaries	72