Form 10-Q
period 2002-03-31
CITIZENS BANCORP/OR
filed 2002-05-14
CIK 1048575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 000-23277

CITIZENS BANCORP/OR
(Exact name of registrant as specified in its charter)

Oregon (State of Incorporation)	91-1841688 (I.R.S. Employer Identification Number)

275 Southwest Third Street
Corvallis, Oregon 97339
(Address of principal executive offices)

(541) 752-5161
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    [X]          NO    [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,126,273 shares as of April 30, 2002, no par.

CITIZENS BANCORP
FORM 10-Q
MARCH 31, 2002
INDEX

Page
Reference

PART I

ITEM 1. — FINANCIAL INFORMATION — UNAUDITED

Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	1

Condensed Consolidated Statements of Income for the three months ended March 31, 2002 and 2001	2

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2002 and 2001	3

Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2002 and 2001	4

Notes to Consolidated Financial Statements	5 – 6

ITEM 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations	7 – 12

ITEM 3. — Quantitative and Qualitative Disclosure about Market Risk	12

PART II. — OTHER INFORMATION

ITEM 1. — Legal Proceedings	13

ITEM 2. — Changes in Securities	13

ITEM 3. — Defaults Upon Senior Securities	13

ITEM 4. — Submission of Matters to a Vote of Security Holders	13

ITEM 5. — Other Information	13

ITEM 6. — Exhibits and Reports on Form 8-K	13

SIGNATURES	14

PART I FINANCIAL INFORMATION

ITEM 1
CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

	March 31, 2002	December 31, 2001

Assets
Cash and due from banks	$11,967	$15,054
Interest bearing deposits in banks	23,617	11,717
Securities available for sale	57,847	56,932
Securities held to maturity	10,307	10,051
Federal Home Loan Bank stock	861	846
Loans held for sale	479	419
Loans	171,869	172,923
Allowance for credit losses	(2,206)	(2,146)

Net Loans	$169,663	$170,777
Premises and equipment	5,415	5,464
Accrued interest receivable	2,273	2,087
Cash surrender value of life insurance	3,619	3,552
Other assets	1,574	1,630
Total assets	$287,622	$278,529

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand	$41,514	$40,533
Savings and interest bearing demand	120,047	118,331
Time	71,961	72,957

Total deposits	$233,522	$231,821
Repurchase agreements	19,956	14,298
Other borrowings	2,129	282
Accrued interest payable	180	209
Other liabilities	1,026	2,395

Total liabilities	$256,813	$249,005
Shareholders’ Equity
Common stock (no par value); authorized 10,000,000 shares; Issued and outstanding: 2002 — 4,139,419 shares; 2001 - 4,105,308 shares;	20,121	19,785
Retained earnings	10,600	9,478
Accumulated other comprehensive income	88	261

Total shareholders’ equity	$30,809	$29,524
Total liabilities and shareholders’ equity	$287,622	$278,529

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousand, except per share amounts)

	Three Months Ended
	March 31,

	2002	2001

Interest Income:
Loans	$3,464	$3,815
Interest bearing deposits	70	101
Securities available for sale	594	679
Securities held to maturity	107	90
Other interest income	82	0

Total interest income	$4,317	$4,685
Interest Expense:
Deposits	821	1,503
Borrowed funds	6	13
Repurchase agreements	73	125

Total interest expense	$900	$1,641
Net Interest Income	$3,417	$3,044
Provision for credit losses	(63)	(123)
Net interest income after provision for credit losses	$3,354	$2,921
Non-interest Income:
Service charges on deposit accounts	395	385
Other	404	356

Total non-interest income	$799	$741
Non-interest Expense:
Salaries and employee benefits	1,316	1,283
Occupancy and equipment	328	310
Other	634	645

Total non-interest expense	$2,278	$2,238
Income before income taxes	$1,875	$1,424

Income taxes	(753)	(478)
Net income	$1,122	$946

Per share data:
Basic and diluted earnings per share	$0.27	$0.23
Weighted average number of common shares outstanding	4,153,265	4,183,726
Return on average assets	1.61%	1.54%

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31, 2002 and 2001

	Number of			Accumulated
	Common	Common		Other
	Shares	Stock	Retained	Comprehensive
	Outstanding	Amount	Earnings	Income (Loss)	Total

Balance, at December 31, 2000	4,137,630	$20,085	$6,971	$7	$27,063
COMPREHENSIVE INCOME:
Net Income	—	—	946	—	946
Other comprehensive income, net of tax:
Unrealized gain on securities	—	—	—	235	235
Comprehensive Income	—	—	—	—	1,181
Issuance of common stock	51,869	569	—	—	569

Balance, at March 31, 2001	4,189,499	$20,654	$7,917	$242	$28,813
Balance, at December 31, 2001	4,105,308	$19,785	$9,478	$261	$29,524
COMPREHENSIVE INCOME:
Net Income	—	—	1,122	—	1,122
Other comprehensive income, net of tax:
Unrealized loss on securities	—	—	—	(173)	(173)
Comprehensive Income	—	—	—	—	949
Issuance of common stock	61,589	644	—	—	644
Repurchase of common stock	(27,523)	(309)	—	—	(309)
Stock options exercised	45	1	—	—	1

Balance, at March 31, 2002	4,139,419	$20,121	$10,600	$88	$30,809

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited), (Dollars in thousands)

	Three Months Ended
	March 31,

	2002	2001

Cash Flows from Operating Activities
Net income	$1,122	$946
Adjustments to reconcile net income to net Cash provided by operating activities:
Provision for credit losses	63	123
Depreciation and amortization	162	158
Stock dividends received	(15)	(12)
Increase in accrued interest receivable	(186)	(242)
Increase (decrease) in accrued interest payable	(29)	22
Other	307	95

Net cash provided by operating activities	$1,424	$1,090
Cash Flows from Investing Activities
Net increase in interest bearing deposits in banks	(11,900)	(4,004)
Proceeds from maturities of available for sale securities	8,000	9,000
Proceeds from maturities of securities held to maturity	0	455
Purchases of securities available for sale	(9,275)	(5,011)
Purchases of securities held to maturity	(253)	(511)
(Increase) decrease in loans made to customers, net of principal collections	1,021	(6,085)
Purchases of premises and equipment and other	(125)	(145)

Net cash provided by investing activities	$(12,532)	$(6,301)
Cash Flows from Financing Activities
Net increase in deposits	1,701	2,603
Net increase (decrease) in repurchase agreements and other borrowings	7,505	(70)
Payment of dividends, net of dividends reinvested	(877)	(921)
Repurchase of common stock	(309)	0
Exercised stock options	1	0

Net cash provided by (used in) financing activities	$8,021	$1,612
Net decrease in cash and due from banks	$(3,087)	$(3,599)
Cash and Due from Banks
Beginning of period	15,054	11,218
End of period	$11,967	$7,619

Supplemental Disclosure of Cash Flow Information
Interest paid	929	1,619
Supplemental Schedule of Non-cash Investing and Financing Activities
Fair value adjustment of available for sale, net of tax	(173)	235
Issuance of common stock through dividend reinvestment plan	644	569

See accompanying notes

CITIZENS BANCORP
Notes to Consolidated Financial Statements (unaudited)

1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements include the accounts of Citizens Bancorp (“Bancorp”), a bank holding company and its wholly owned subsidiary, Citizens Bank (“Bank”) after elimination of intercompany transactions and balances. Substantially all activity of Citizens Bancorp is conducted through its subsidiary bank.

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

The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2001 consolidated financial statements, including notes there to, included in Bancorp’s 2001 Annual Report to shareholders.

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

3. SHAREHOLDERS EQUITY AND NET INCOME PER COMMON SHARE

The Board of Directors declared a $.37 per share dividend to Bancorp shareholders of record on November 14, 2001, payable on January 10, 2002. Through the Dividend Reinvestment Plan (DRIP) 61,589 shares were purchased at a price of $10.47 per share.

Basic earnings per share are based on the average number of common shares outstanding, assuming no dilution. Diluted earnings per common share are computed assuming the exercise of stock options.

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three months ended March 31, 2002
Basic earnings per share:
Net Income	$1,122	4,153,265	$0.27
Effect of dilutive securities:
Options	—	2,244	-0-
Diluted earnings per share:
Net Income	$1,122	4,155,509	$0.27
Three months ended March 31, 2001
Basic earnings per share:
Net Income	$946	4,183,726	$0.23
Effect of dilutive securities:
Options	—	-0-	-0-
Diluted earnings per share:
Net Income	$946	4,183,726	$0.23

The option price of all outstanding options at March 31, 2001 was in excess of the market price of the stock at that date, making them anti-dilutive.

All per share amounts have been restated to retroactively reflect stock dividends, stock purchased and stock splits previously reported.

4. CONTINGENCIES

Unfunded loan commitments totaled $40.0 million as of March 31, 2002 and $25.9 million as of December 31, 2001.

5. RECENT ACCOUNTING PRONOUNCEMENTS

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

MANAGEMENT’S DISCUSSION AND
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

At the January 2002 Board of Directors meeting, the Board approved a plan to expand our branch network into Dallas, Oregon. Plans are now under way to build a new office there, our eleventh. We are excited about our potential to do business in Dallas. We believe that our market penetration will be strong.

Citizens Bancorp (“Bancorp”), an Oregon Corporation and financial holding company, was formed in 1996 for the purpose of becoming the holding company of Citizens Bank. Bancorp is headquartered in Corvallis, Oregon. Its principal business activities are conducted through its full-service, commercial bank subsidiary, Citizens Bank.

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

Bancorp’s culture focuses on the tenets of collaborative leadership, branch autonomy, assertive business development, a positive working environment, a commitment to the community, outstanding customer service, and relationship banking. Management believes that a healthy culture together with a progressive management style will result in constantly improved shareholder value.

Bancorp’s primary goal is to improve shareholder value through increased earnings while maintaining a high level of safety and soundness. Bancorp is committed to independence and long-term performance strategies.

The long-term benefit to Bancorp of its cultural and management style is consistent growth and development of the Bank over time. Risk levels have been greatly reduced because of expertise in loan, investment, operational, and human resource management.

Bancorp’s primary market focus is to provide commercial bank services to businesses, professionals, and individuals. Bancorp emphasizes the development of meaningful customer relationships and a high level of service. Its employees are well-trained banking professionals who are committed to these objectives.

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

Deposit products include regular and “package” checking accounts, savings accounts, certificates of deposit, money market accounts, and IRA accounts. The Bank offers debit cards, check guarantee cards, and ATM cards as well as MasterCard and VISA cards as part of its retail banking services.

The Bank offers extended banking hours in selected locations as well as Saturday banking. ATM machines are also available at ten (10) locations offering 24-hour transaction services, including cash withdrawals, deposits, account transfers, and balance inquiries. The Bank also offers its customers a 24-hour automated telephone service that offers account transfers and balance inquiries. The Bank’s on-line banking product offers services to both individuals and business account customers. Business customers have a comprehensive cash management option. All online users have the availability of the “bill payment” feature. The Bank expects to continually enhance its on-line banking product while maintaining its quality “people to people” customer service. Citizens on-line banking can be reached at www.CitizensEBank.com.

Bancorp reported net income of $1,122,000 for the three months ended March 31, 2002, or $.27 per common share, compared to net income of $946,000, or $.23 per share for the same period in 2001. The net increase is primarily attributable to the decrease in interest expense on deposits.

LOAN PORTFOLIO

The composition of the loan portfolio was as follows (in thousands):

	March 31, 2002	December 31, 2001

Commercial	$24,096	$22,589
Agriculture	13,708	14,727
Real Estate Construction	15,242	17,885
1-4 Family	28,384	29,248
Other	87,006	85,024
Consumer Loans	4,024	4,061

	172,460	173,534
Less: net deferred loan fees	(591)	(611)
Total Loans	$171,869	$172,923
Less: allowance for credit losses	(2,206)	(2,146)

Net Loans	$169,663	$170,777

Transactions in the allowance for credit losses were as follows for the three months ended March 31:

	2002	2001

Balance at beginning of period	$2,146	$1,510
Provision charged to operations	63	123
Loans recovered	3	3
Loans charged off	(6)	(25)

Balance at end of period	$2,206	$1,611

It is the policy of the Bank to place loans on nonaccrual after they become 90 days past due unless the loans are well secured and in the process of collection. The Bank may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status as a management tool to actively oversee specific loans.

Loans on nonaccrual status as of March 31, 2002 and December 31, 2001 were approximately $359,000 and $703,000 respectively. Loans past due 90 days or more on which the Bank continued to accrue interest were approximately $21,000 at March 31, 2002 and $330,000 at December 31, 2001. There were no loans with modified terms as of March 31, 2002.

INVESTMENT SECURITIES

The amortized cost and estimated book value of the investment securities held by the Bank, including unrealized gains and losses, at March 31, 2002 and December 31, 2001, are as follows (in thousands):

		Estimated	Unrealized
March 31, 2002	Amortized Cost	Fair Value	Gain, net

Available for Sale
U.S. Treasury Securities (Including securities of government agencies and corporations)
Total	$57,702	$57,847	$145
Held to Maturity
Obligations of State and Political Subdivisions	$10,307	$10,424	$117

		Estimated	Unrealized
December 31, 2001	Amortized Cost	Fair Value	Gain, net

Available for Sale
U.S. Treasury Securities (Including securities of government agencies and corporations)
Total	$56,504	$56,932	$428
Held to Maturity
Obligations of State and Political Subdivisions	$10,051	$10,244	$193

MATERIAL CHANGES IN FINANCIAL CONDITION

Changes in the balance sheet for the three months ended March 31, 2002 include an increase in total assets, primarily in interest bearing deposits in banks and an increase in liabilities, primarily in repurchase agreements.

At March 31, 2002, total assets increased 3.26% or approximately $9.1 million over total assets at December 31, 2001. Major components of the change in assets were:

•	$11.9 million increase in interest bearing accounts in banks

•	$1.2 million increase in investment securities

•	$1.1 million decrease in net loans

The increase in interest bearing accounts in banks and investment securities was funded by an increase in deposits, repurchase agreements and other borrowings. The decrease in loans was a result of payoffs of several large commercial real estate loans in the first quarter ended March 31, 2002. Management expects to see a net increase in loans in 2002.

The Company experienced a growth in deposits, repurchase agreements, and other borrowings which represent treasury tax and loan deposits, during the first quarter ended March 31, 2002, specifically as follows:

•	Demand deposits increased $1.0 million

•	Savings and interest bearing deposits increased $1.7 million

•	Time certificates of deposits decreased $1.0 million

•	Repurchase agreements increased $5.7 million

•	Other borrowings, consisting of the treasury tax and loan deposits, increased $1.8 million

Management believes the growth in deposits and repurchase agreements is a result of continuing penetration into the market area as a result of its emphasis on customer service and relationship style of banking. The increase in other borrowings is attributable to an increase in tax deposits by customers.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

The Company reported net income of approximately $1,122,000 or $.27 per common share, for the three months ended March 31, 2002, compared to net income of approximately $946,000 or $.23 per common share, for the same period in 2001. This represents an increase in net income of 18.6 percent. The increase during this period was primarily attributable to a decrease in interest expense.

Total interest income decreased approximately $368,000 or 7.9% for the three months ended March 31, 2002 as compared to the same period in 2001. The change for the three-month period was primarily a result of a decrease in interest income on loans and security investments. The decrease in directly related to the overall decrease in market interest rates from the comparable period in 2001.

Total interest expense decreased approximately $741,000 or 45.2 percent for the three months ended March 31, 2002 as compared to the same periods in 2001. The decrease in interest expense for this period was the result of lower interest paid on deposits resulting from overall market rate decreases compared to the same period in 2001.

Total non-interest income increased approximately $58,000 or 7.8% for the three months ended March 31, 2002 as compared to the same period in 2001. The primary increases were due to earnings on insurance contracts on executive officers purchased in late 2001, an increase in merchant bankcard income, ATM fees, and service charges on deposit accounts resulting from increases in volume and customer relationships.

Total non-interest expense increased $40,000 or 1.8 percent for the three months ended March 31, 2002, as compared to the same period in 2001. Non-interest expense increased as a result of routine adjustments in staff salaries, and benefits along with expenses associated with technology enhancements and products.

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

During the first three months ended March 31, 2002 the Bank funded the allowance for credit losses $63,000 from operations as compared to $123,000 for the same three-month period of 2001. The Bank decreased the provision for credit losses based on its analysis of delinquencies, loan types, loan classifications, and other factors affecting the loan portfolio at March 31, 2002. The Bank experienced $6,000 in credit losses and $3,000 in recoveries for the three months ended March 31, 2002 and $22,000 in net losses for the same period ended March 31, 2001. Historically, the Bank’s loan charge-off levels have been very low compared to its peers. Management believes that the allowance for credit losses at March 31, 2002 of $2,206,000 or 1.28% of total loans is adequate.

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

LIQUIDITY AND CAPITAL RESOURCES

Bancorp’s subsidiary, the Bank, has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the Bank’s financial environment. Generally, the Bank’s major sources of liquidity are customer deposits, sales and maturities of securities, the use of borrowing lines with correspondent banks including Federal Home Loan bank borrowings, loan repayments and net cash provided by operating activities.

The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first three months of 2002. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income which is adjusted for non-cash items and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of both proceeds from maturities and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Bank’s deposit accounts.

Management believes that the Bank’s existing sources of liquidity will enable the Bank to fund its requirements in the normal course of business.

As of March 31, 2002, shareholders’ equity totaled $30,809,000 as compared to $29,524,000 at December 31, 2001, an increase of 4.4%. This increase in equity was primarily due to the Company’s net income.

The total number of shares of Bancorp’s common stock that may be issued upon the exercise of all options granted under the Incentive Stock Option Plan may not exceed in the aggregate four percent (4%) of Bancorp’s issued and outstanding shares of common stock. As of April 30, 2002 Bancorp’s issued and outstanding shares totaled 4,126,273, so the maximum number of shares issuable under the Incentive Stock Option Plan was 165,051 on that date. As of April 30, 2002, options for 82,500 shares had been granted, options for 45 shares exercised, and options for 500 shares expired under this Plan.

The total number of shares of Bancorp’s common stock that may be issued under the Stock Bonus Plan may not exceed in the aggregate one percent (1%) of Bancorp’s issued and outstanding shares of common stock. As of April 30, 2002 Bancorp’s issued and outstanding shares totaled 4,126,273, so the maximum number of shares issuable under the Stock Bonus Plan was 41,263 on that date. As of April 30, 2002 no stock had been issued under this Plan.

Capital ratios for the Company were as follows as of the dates indicated:

	Adequately	Well	Bancorp
	Capitalized	Capitalized
	Standards	Standards	March 31, 2002	December 31, 2001

Tier 1 Leverage Ratio	4%	5%	10.98%	10.48%
Tier 1 Risk Based Capital Ratio	4%	6%	15.50%	15.08%
Total Risk Based Capital Ratio	8%	10%	16.61%	16.19%

ITEM 3. QUANTITATIVE & QUALITATIVE ANALYSIS ABOUT MARKET RISK

Interest rate, credit, and operations risks are the most significant market risks impacting the Bank’s performance. The Bank relies on loan review, prudent loan underwriting standards and an adequate allowance for credit losses to mitigate credit risk.

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken if there were a change in actual market interest rate during the year. Also, certain assumptions are required to perform modeling simulations that my have significant impact on the results. These include assumptions regarding the level of interest rates and balance changes on deposit products that do not have stated maturities. These assumptions have been developed through a combination of industry standards and future expected pricing behavior. The model also includes assumptions about changes in the composition or mix of the balance sheet. The results derived from the simulation model could vary significantly by external factors such as changes in the prepayment assumptions, early withdrawals of deposits and competition. Management has assessed these risks and believes that there has been no material change since December 31, 2001.

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

Date: May 13, 2002		/s/ William V. Humphreys

	By	William V. Humphreys President and Chief Executive Officer

Date: May 13, 2002		/s/ Lark E. Wysham

	By:	Lark E. Wysham Senior Vice President and Chief Financial Officer