Form 10-Q
period 2002-06-30
CITIZENS BANCORP/OR
filed 2002-08-13
CIK 1048575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

4,089,259 shares as of July 31, 2002, no par.

CITIZENS BANCORP
FORM 10-Q
JUNE 30, 2002
INDEX

PART I FINANCIAL INFORMATION

ITEM 1

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

	June 30, 2002	December 31, 2001

Assets
Cash and due from banks	$16,308	$15,054
Interest bearing deposits in banks	12,158	11,717
Securities available for sale	61,650	56,932
Securities held to maturity	10,834	10,051
Federal Home Loan Bank stock	874	846
Loans held for sale	726	419
Loans	181,474	172,923
Allowance for credit losses	(2,229)	(2,146)

Net Loans	$179,245	$170,777
Premises and equipment	5,337	5,464
Accrued interest receivable	2,273	2,087
Cash surrender value of life insurance	3,619	3,552
Other assets	1,949	1,630
Total assets	$294,973	$278,529

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand	$41,248	$40,533
Savings and interest bearing demand	127,549	118,331
Time	68,583	72,957

Total deposits	$237,380	$231,821
Repurchase agreements	23,806	14,298
Other borrowings	1,300	282
Accrued interest payable	121	209
Other liabilities	473	2,395
Total liabilities	$263,080	$249,005

Shareholders’ Equity
Common stock (no par value); authorized 10,000,000 shares;
Issued and outstanding: 2002 — 4,097,318; 2001 — 4,189,499 shares;	19,617	19,785
Retained earnings	11,921	9,478
Accumulated other comprehensive income	355	261
Total shareholders’ equity	$31,893	$29,524

Total liabilities and shareholders’ equity	$294,973	$278,529

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousand, except per share amounts)

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Interest Income:
Loans	$7,096	$7,638	$3,632	$3,823
Interest on deposits and federal funds sold	146	237	76	136
Securities available for sale	1,210	1,346	588	667
Securities held to maturity	221	213	114	123

Total interest income	$8,673	$9,434	$4,410	$4,749
Interest Expense:
Deposits	1,554	2,907	733	1,404
Borrowed funds	9	24	3	11
Repurchase agreements	165	238	92	113

Total interest expense	$1,728	$3,169	$828	$1,528
Net Interest Income	$6,945	$6,265	$3,582	$3,221
Provisions for credit losses	(147)	(246)	(84)	(123)
Net interest income after provision for credit losses	$6,798	$6,019	$3,498	$3,098
Non-interest Income:
Service charges on deposit accounts	790	767	395	382
Other	1001	727	543	371
Gain on sales of investments available for sale	58	0	58	0

Total non-interest income	$1,849	$1,494	$996	$753
Non-interest Expense:
Salaries and employee benefits	2,709	2,463	1,393	1,180
Occupancy and equipment	674	629	346	319
Other	1,411	1,438	777	793

Total non-interest expense	$4,794	$4,530	$2,516	$2,292
Income before income taxes	$3,853	$2,983	$1,978	$1,559

Income taxes	(1,410)	(1,106)	(657)	(628)
Net income	$2,443	$1,877	$1,321	$931

Per share data:
Basic and diluted earnings per share	$0.59	$0.45	$0.32	$0.22
Weighted average number of common
Shares outstanding:
Basic	4,135,160	4,186,623	4,117,254	4,189,499
Diluted	4,137,061	4,186,623	4,118,951	4,189,499
Return on Average Assets	1.75%	1.52%	1.85%	1.47%

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30, 2002 and 2001

				Accumulated
	Number of			Other
	Common	Common		Comprehensive
	Shares	Stock	Retained	Income (Loss)
	Outstanding	Amount	Earnings	Total	Total

Balance, at December 31, 2000	4,137,630	$20,085	$6,971	$7	$27,063
COMPREHENSIVE INCOME:
Net Income	—	—	1,877	—	1,877
Other comprehensive income, net of tax:
Unrealized loss on securities, net of reclassification adjustment	—	—	—	307	307
Comprehensive Income	—	—	—	—	2,184
Issuance of common stock	51,869	569	—	—	569

Balance, at June 30, 2001	4,189,499	$20,654	$8,848	$314	$29,816
Balance, at December 31, 2001	4,105,308	$19,785	$9,478	$261	$29,524
COMPREHENSIVE INCOME:
Net Income	—	—	2,443	—	2,443
Other comprehensive income, net of tax:
Unrealized gain on securities, net of reclassification adjustment	—	—	—	94	94
Comprehensive Income	—	—	—	—	2,537
Issuance of common stock	61,589	644	—	—	644
Repurchase of common stock	(69,624)	(813)	—	—	(813)
Stock options exercised	45	1	—	—	1

Balance, at June 30, 2002	4,097,318	$19,617	$11,921	$355	$31,893

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited), (Dollars in thousands)

	Six Months Ended June 30,

	2002	2001

Cash Flows from Operating Activities
Net income	$2,443	$1,877
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	147	246
Depreciation and amortization	313	315
Gains on sales of securities available for sale	(58)	0
Stock dividends received	(27)	(26)
Increase in accrued interest receivable	(186)	(22)
Increase (decrease) in accrued interest payable	(88)	1
Other	(771)	(137)

Net cash provided by operating activities	$1,773	$2,254
Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	(441)	(4,571)
Proceeds from maturities of available for sale securities	12,000	16,000
Proceeds from sales of available for sale securities	3,000	0
Proceeds from maturities of securities held to maturity	185	550
Purchases of securities available for sale	(19,650)	(13,100)
Purchases of securities held to maturity	(962)	(1,055)
Increase in loans made to customers, net of principal collections	(8,868)	(9,540)
Purchases of premises and equipment and other	(179)	(604)

Net cash provided by investing activities	($14,915)	($12,320)
Cash Flows from Financing Activities
Net increase in deposits	5,559	10,453
Net increase in repurchase agreements and other borrowings	10,526	3,031
Repurchase of common stock	(813)	0
Payment of dividends, net of dividends reinvested	(877)	(921)
Exercise of stock options	1	0

Net cash used in financing activities	$14,396	$12,563
Net decrease in cash and due from banks	$1,254	$2,497
Cash and Due from Banks
Beginning of period	15,054	11,218
End of period	$16,308	$13,715

Supplemental Disclosure of Cash Flow Information
Interest paid	1,816	3,168
Income taxes paid	1,405	1,106
Supplemental Schedule of Non-cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	94	307
Issuance of common stock through dividend reinvestment plan	644	569

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

The interim financial statements are unaudited but have been prepared in accordance with accounting principles generally accepted in the United States of America for interim condensed financial information and with instructions to form 10-Q. Accordingly, the condensed interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation for the interim periods included herein have been made.

The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2001 consolidated financial statements, including notes there to, included in Bancorp’s 2001 Annual Report to shareholders.

2. USE OF ESTIMATES IN THE PREPARATION OF FINANCIALS

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Six months ended June 30, 2002
Basic earnings per share:
Net Income	$2,443	4,135,160	$0.59
Effect of dilutive securities:
Options	—	1,901	-0-
Diluted earnings per share:
Net Income	$2,443	4,137,061	$0.59
Six months ended June 30, 2001
Basic earnings per share:
Net Income	$1,877	4,186,623	$0.45
Effect of dilutive securities:
Options	—	-0-	-0-
Diluted earnings per share:
Net Income	$1,877	4,186,623	$0.45

Three months ended June 30, 2002
Basic earnings per share:
Net Income	$1,321	4,117,254	$0.32
Effect of dilutive securities:
Options		1,697	-0-
Diluted earnings per share:
Net Income	$1,321	4,118,951	$0.32
Three months ended June 30, 2001
Basic earnings per share:
Net Income	$931	4,189,499	$0.22
Effect of dilutive securities:
Options		—	—
Diluted earnings per share:
Net Income	$931	4,189,499	$0.22

The option price of all outstanding options at June 30, 2001 was in excess of the market price of the stock at that date, making them anti-dilutive.

All per share amounts have been restated to retroactively reflect stock dividends, stock purchased and stock splits previously reported.

4. CONTINGENCIES

Unfunded loan commitments totaled $32.3 million as of June 30, 2002 and $25.9 million as of December 31, 2001.

5. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for all fiscal years beginning after June 15, 2002. In August 2001 the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not anticipate that the adoption of SFAS Nos. 143 and 144 will have a material effect on its financial position or results of operations.

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

At the January 2002 Board of Directors meeting, the Board approved a plan to expand our branch network into Dallas, Oregon. Plans are now under way to build a new office there, our eleventh. We are excited about our potential to do business in Dallas. We believe that our market penetration will be strong. The Company has located a site for the branch but is waiting for all inspections to be completed before closing. It is anticipated that the branch may open in a temporary building in October. The construction of a permanent building will also commence at that time.

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

Bancorp reported net income of $1,321,000 in the second quarter ending June 30, 2002, or $.32 per common share, an increase of 41.9% from the second quarter net income of $931,000 in 2001 or $.22 per common share. For the first six months of 2002, Bancorp earned $2,443,000, or $.59 per common share, an increase of 30.2% from the six month 2001 earnings of $1,877,000 or $.45 per common share. The net increase is primarily attributed to the decrease in interest expense on deposits.

LOAN PORTFOLIO

The composition of the loan portfolio was as follows (in thousands):

	June 30, 2002	December 31, 2001

Commercial	$24,670	$22,589
Agriculture	14,399	14,727
Real Estate
Construction	18,590	17,885
1-4 Family	30,364	29,248
Other	90,138	85,024
Consumer Loans	3,870	4,061

	182,031	173,534
Less: net deferred loan fees	(557)	(611)
Total Loans	$181,474	$172,923
Less: allowance for credit losses	(2,229)	(2,146)

Net Loans	$179,245	$170,777

     Transactions in the allowance for credit losses were as follows for the six months ended June 30, 2002:

	2002	2001

Balance at beginning of period	$2,146	$1,510
Provision charged to operations	147	246
Loans recovered	9	3
Loans charged off	(73)	(63)

Balance at end of period	$2,229	$1,696

It is the policy of the Bank to place loans on nonaccrual after they become 90 days past due unless the loans are well secured and in the process of collection. The Bank may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status as a management tool to actively oversee specific loans.

Loans on nonaccrual status as of June 30, 2002 and December 31, 2001 were approximately $98,000 and $703,000 respectively. Loans past due 90 days or more on which the Bank continued to accrue interest were approximately $61,000 at June 30, 2002 and $330,000 at December 31, 2001. There were no loans with modified terms as of June 30, 2002.

INVESTMENT SECURITIES

The amortized cost and estimated book value of the investment securities held by the Bank, including unrealized gains and losses, at June 30, 2002 and December 31, 2001, are as follows (in thousands):

June 30, 2002	Amortized Cost	Estimated Fair Value	Unrealized Gain, net

Available for Sale
U.S. Treasury Securities
(Including securities of government agencies And corporations)	$61,066	$61,650	$584
Held to Maturity
Obligations of State and Political Subdivisions	$10,834	$11,214	$380

December 31, 2001	Amortized Cost	Estimated Fair Value	Unrealized Gain, net

Available for Sale
U.S. Treasury Securities
(Including securities of government agencies And corporations)	$56,504	$56,932	$428
Held to Maturity
Obligations of State and Political Subdivisions	$10,051	$10,244	$193

MATERIAL CHANGES IN FINANCIAL CONDITION

Changes in the balance sheet for the six months ended June 30, 2002 include an increase in total assets, primarily in loans and securities available for sale and an increase in liabilities primarily in repurchase agreements and savings and interest bearing demand deposits.

At June 30, 2002, total assets increased 5.9% or approximately $16.4 million over total assets at December 31, 2001. Major components of the change in assets were:

•	$1.3 million increase in cash and due from banks

•	$5.5 million increase in investment securities

•	$8.5 million increase in net loans

Loans were generally made to customers within the Company’s market area. The increases were funded by an increase in deposits, repurchase agreements and other borrowings.

The Company experienced a growth in deposits, repurchase agreements, and other borrowings which represent treasury tax and loan deposits during the six months ended June 30, 2002, specifically as follows:

•	Demand deposits increased $.715 million

•	Savings and interest bearing deposits increased $9.2 million

•	Time certificates of deposits decreased $4.4 million

•	Repurchase agreements increased $9.5 million

•	Other borrowings, consisting of the treasury tax and loan deposits, increased $1.0 million

Management believes the growth in deposits and repurchase agreements is a result of continuing penetration into the market area as a result of its emphasis on customer service, its relationship style of banking and on continuing difficulties in the stock market. The decrease in time certificates of deposits was a result of management’s decision not to pay above-market rates for time deposits in competition with other financial institutions when liquidity was well within its established asset-liability management guidelines. The increase in other borrowings is attributable to an increase in tax deposits.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

The Company reported net income of approximately $2,443,000 or $.59 per common share, for the six months ended June 30, 2002, compared to net income of approximately $1,877,000 or $.45 per common share, for the same period in 2001. This represents an increase in net income of 30.2%. Net income for the quarter ended June 30, 2002, was approximately $1,321,000 or $.32 net income per common share, compared to net income of approximately $931,000, or $.22 per common share, for the same period in 2001. This represents an increase in net income of 41.9%. The increase during this period was primarily attributable to a decrease in interest expense.

Total interest income decreased approximately $761,000 or 8.1% for the six months and $339,000 or 7.1% for the three months ended June 30, 2002 as compared to the same periods in 2001. These decreases for both the six-month and three-month periods were primarily the result of a decrease in interest income on loans and security investments. The decrease is directly related to the overall decrease in market rates from the comparable periods in 2001 which offset the earnings on increased levels of loans and investments.

Total interest expense decreased approximately $1,441,000 or 45.5% for the six months and $700,000 or 45.8% for the three months ended June 30, 2002 as compared to the same periods in 2001. The decrease in interest expense for these periods was the result of lower interest rates paid on deposits resulting from overall market rate decreases compared to the same periods in 2001. The effect of the rate decrease was greater than interest expense related to increased levels of deposits.

Net interest income for the six months and three months ended June 30, 2002 was up $680,000 or 10.9% and $361,000 or 11.2%, respectively, from the comparable periods in 2001, as the average rate differences on interest bearing liabilities exceeded the rate differences on interest earning assets.

Total non-interest income increased approximately $355,000 or 23.8% for the six months and $243,000 or 32.3% for the three months ended June 30, 2002 as compared to the same periods in 2001. The primary increases were due to the gain on sale of a security investment available for sale, earnings on insurance contracts on executive officers purchased in late 2001, an increase in merchant bankcard income, ATM fees, and service charges on deposit accounts resulting from increases in volume and customer relationships.

Total non-interest expense increased $264,000 or 5.8% for the six months and $224,000 or 9.8% for the three months ended June 30, 2002, as compared to the same periods in 2001. Non-interest expense increased as a result of routine adjustments in staff salaries, salary expense related to the hiring of a manager and loan officer for the planned Dallas branch, and expenses associated with technology enhancements, products and occupancy.

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

During the first six months ended June 30, 2002, the Bank funded the allowance for credit losses $147,000 from operations as compared to $246,000 for the same six month period in 2001. For the three month period ending June 30, 2002, the Bank funded the allowance for credit losses $84,000 as compared to $123,000 for the same three month period in 2001. The Bank decreased the provision for credit losses based on its analysis of delinquencies, loan types, loan classifications, and other factors affecting the loan portfolio at June 30, 2002. The Bank experienced $73,000 in credit losses and $9,000 in recoveries for the six months ended June 30, 2002 and $60,000 in net losses for the same period ended June 30, 2001. Historically, the Bank’s loan charge-off levels have been very low compared to its peers. Management believes that the allowance for credit losses at June 30, 2002 of $2,229,000 or 1.22% of total loans is adequate.

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

The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first six months of 2002. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income which is adjusted for non-cash items and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of both proceeds from maturities and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Bank’s deposit accounts.

Management believes that the Bank’s existing sources of liquidity will enable the Bank to fund its requirements in the normal course of business.

As of June 30, 2002, shareholders’ equity totaled $31,893,000 as compared to $29,524,000 at December 31, 2001, an increase of 8.0%. This increase in equity was primarily due to the Company’s net income.

The total number of shares of Bancorp’s common stock that may be issued upon the exercise of all options granted under the Incentive Stock Option Plan may not exceed in the aggregate four percent (4%) of Bancorp’s issued and outstanding shares of common stock. As of July 31, 2002 Bancorp’s issued and outstanding shares totaled 4,089,259, so the maximum number of shares issuable under the Incentive Stock Option Plan was 163,570 on that date. As of July 31, 2002, options for 82,500 shares had been granted, options for 45 shares exercised, and options for 500 shares expired under this Plan.

The total number of shares of Bancorp’s common stock that may be issued under the Stock Bonus Plan may not exceed in the aggregate one percent (1%) of Bancorp’s issued and outstanding shares of common stock. As of July 31, 2001 Bancorp’s issued and outstanding shares totaled 4,089,259, so the maximum number of shares issuable under the Stock Bonus Plan was 40,893 on that date. As of July 31, 2002 no stock had been issued under this Plan.

Capital ratios for the Company were as follows as of the dates indicated:

	Minimum	Bancorp
	Capital
	Standards	June 30, 2002	December 31, 2001

Tier 1 Leverage Ratio	4%	10.98%	10.48%
Tier 1 Risk Based Capital Ratio	4%	15.31%	15.08%
Total Risk Based Capital Ratio	8%	16.40%	16.19%

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a)	April 16, 2002, Annual Meeting

(b)	Need not be completed

(c)	The following matters were voted upon at the Annual Meeting of Shareholders on April 16, 2002

(1) The re-election of three (3) Directors for terms expiring in 2005 or until their successors have been elected and qualified.

Directors:

Rosetta C. Venell		Scott Fewel		Duane Sorensen

Votes cast for:	2,910,943	Votes cast for:	2,891,057	Votes cast for:	2,910,943
Votes withheld:	598	Votes withheld:	20,483	Votes withheld:	8,306

Directors continuing in office are Eric Thompson (term expires 2003), James E. Richards (term expires 2003), Jock Gibson (term expires 2003), William V. Humphreys (term expires 2004), and Sidney A. Huwaldt (terms expires 2004).

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The following exhibit is filed as part of this report.

99.1 Certification of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2002		/s/ William V. Humphreys

	By:	William V. Humphreys
President and Chief Executive Officer

Date: August 9, 2002		/s/ Lark E. Wysham

	By:	Lark E. Wysham
Senior Vice President and Chief Financial Officer