Form 10-Q
period 2002-09-30
CITIZENS BANCORP/OR
filed 2002-11-14
CIK 1048575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

4,084,193 shares as of November 1, 2002, no par.

CITIZENS BANCORP
FORM 10-Q

September 30, 2002
INDEX

PART I FINANCIAL INFORMATION

ITEM 1
CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

	September 30, 2002	December 31, 2001

Assets
Cash and due from banks	$16,429	$15,054
Interest bearing deposits in banks	17,486	11,717
Securities available for sale	70,920	56,932
Securities held to maturity	11,093	10,051
Federal Home Loan Bank stock	360	846
Loans held for sale	1,605	419
Loans	179,558	172,923
Allowance for credit losses	(2,361)	(2,146)

Net Loans	$177,197	$170,777
Premises and equipment	5,785	5,464
Accrued interest receivable	2,455	2,087
Cash surrender value of life insurance	3,719	3,552
Other assets	2,150	1,630

Total assets	$309,199	$278,529

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand	$43,482	$40,533
Savings and interest bearing demand	130,659	118,331
Time	59,628	72,957

Total deposits	$233,769	$231,821
Repurchase agreements	39,573	14,298
Other borrowings	1,733	282
Accrued interest payable	101	209
Other liabilities	906	2,395

Total liabilities	$276,802	$249,005

Shareholders’ Equity
Common stock (no par value); authorized 10,000,000 shares; Issued and outstanding: 2002 — 4,084,131; 2001 — 4,116,385 shares;	19,458	19,785
Retained earnings	13,267	9,478
Accumulated other comprehensive income	392	261

Total shareholders’ equity	$33,117	$29,524

Total liabilities and shareholders’ equity	$309,199	$278,529

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousand, except per share amounts)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Interest Income:
Loans	$10,830	$11,431	$3,734	$3,793
Interest on deposits and federal funds sold	230	382	84	145
Securities available for sale	1,965	2,009	548	663
Securities held to maturity	347	342	126	129

Total interest income	$13,372	$14,164	$4,492	$4,730
Interest Expense:
Deposits	2,229	4,181	675	1,274
Other borrowings	13	34	4	10
Repurchase agreements	333	362	168	124

Total interest expense	$2,575	$4,577	$847	$1,408
Net Interest Income	$10,747	$9,587	$3,645	$3,322
Provision for credit losses	(314)	(369)	(167)	(123)
Net interest income after provision for credit losses	$10,483	$9,218	$3,478	$3,199
Non-interest Income:
Service charges on deposit accounts	1,198	1,145	408	378
Gain on sales of investments available for sale	95	0	37	0
Other	1,366	1,124	572	397

Total non-interest income	$2,659	$2,269	$1,017	$775
Non-interest Expense:
Salaries and employee benefits	4,094	3,724	1,385	1,261
Occupancy and equipment	971	960	297	331
Other	2,128	2,132	717	694

Total non-interest expense	$7,193	$6,816	$2,399	$2,286
Income before income taxes	$5,949	$4,671	$2,096	$1,688

Income taxes	(2,160)	(1,816)	(750)	(710)
Net income	$3,789	$2,855	$1,346	$978

Per share data:
Basic and diluted earnings per share	$0.92	$0.68	$0.33	$0.23
Weighted average number of common Shares outstanding	4,119,744	4,177,396	4,089,416	4,189,499
Return on Average Assets	1.74%	1.49%	1.77%	1.47%

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30, 2002 and 2001

				Accumulated
	Number of			Other
	Common	Common		Comprehensive
	Shares	Stock	Retained	Income (Loss)
	Outstanding	Amount	Earnings	Total	Total

Balance, at December 31, 2000	4,137,630	$20,085	$6,971	$7	$27,063
COMPREHENSIVE INCOME:
Net Income	—	—	2,855	—	2,855
Other comprehensive income, net of tax:
Unrealized loss on securities, net of reclassification adjustment	—	—	—	712	712
Comprehensive Income	—	—	—	—	3,567
Issuance of common stock	51,869	569	—	—	569
Repurchase of common stock	(73,114)	(747)	—	—	(747)

Balance, at September 30, 2001	4,116,385	$19,907	$9,826	$719	$30,452
Balance, at December 31, 2001	4,105,308	$19,785	$9,478	$261	$29,524
COMPREHENSIVE INCOME:
Net Income	—	—	3,789	—	3,789
Other comprehensive income, net of tax:
Unrealized gain on securities, net of reclassification adjustment	—	—	—	131	131
Comprehensive Income	—	—	—	—	3,920
Issuance of common stock	61,589	644	—	—	644
Repurchase of common stock	(82,811)	(972)	—	—	(972)
Stock options exercised	45	1	—	—	1

Balance, at September 30, 2002	4,084,131	$19,458	$13,267	$392	$33,117

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited), (Dollars in thousands)

	Nine Months Ended
	September 30,

	2002	2001

Cash Flows from Operating Activities
Net income	$3,789	$2,855
Adjustments to reconcile net income to net Cash provided by operating activities:
Provision for credit losses	314	369
Depreciation and amortization	449	477
Gains on sales of securities available for sale	(95)	0
Stock dividends received	(26)	(40)
(Increase) decrease in accrued interest receivable	(368)	(663)
Increase (decrease) in accrued interest payable	(108)	(5)
Other	(579)	(100)

Net cash provided by operating activities	3,376	2,893
Cash Flows from Investing Activities
Net increase in interest bearing deposits in banks	(5,769)	(12,066)
Proceeds from maturities of available for sale securities	21,835	21,000
Proceeds from sales of available for sale securities	6,534	0
Proceeds from maturities of securities held to maturity	330	550
Purchases of securities available for sale	(41,834)	(23,758)
Purchases of securities held to maturity	(1,362)	(1,777)
Increase in loans made to customers, net of principal collections	(7,814)	(9,477)
Purchases of premises and equipment and other	(747)	(511)
Purchase of officer’s life insurance	0	(3,000)

Net cash used in investing activities	(28,827)	(29,039)
Cash Flows from Financing Activities
Net increase in deposits	1,948	21,353
Net increase in repurchase agreements and other borrowings	26,726	6,291
Payment of dividends, net of dividends reinvested	(876)	(921)
Repurchase of common stock	(972)	(747)

Net cash provided by financing activities	26,826	25,976
Net (decrease) increase in cash and due from banks	$1,375	($170)
Cash and Due from Banks
Beginning of period	15,054	11,218
End of period	$16,429	$11,048

Supplemental Disclosure of Cash Flow Information
Interest paid	2,683	4,582
Income taxes paid	2,025	1,280
Supplemental Schedule of Non-cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	131	712
Issuance of common stock through dividend reinvestment plan	644	569

See accompanying notes

CITIZENS BANCORP
Notes to Condensed Consolidated Financial Statements (unaudited)

1.	BASIS OF PRESENTATION

The interim condensed consolidated financial statements include the accounts of Citizens Bancorp (“Bancorp”), a bank holding company and its wholly owned subsidiary, Citizens Bank (“Bank”) after elimination of intercompany transactions and balances. Substantially all activity of Citizens Bancorp is conducted through its subsidiary bank.

The interim financial statements are unaudited but have been prepared in accordance with accounting principles generally accepted in the United States of America for interim condensed financial information and with instructions to form 10-Q. Accordingly, the condensed interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation for the interim periods included herein have been made.

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

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Nine months ended September 30, 2002
Basic earnings per share:
Net Income	$3,789	4,119,744	$0.92
Effect of dilutive securities:
Options	—	1,799	-0-
Diluted earnings per share:
Net Income	$3,789	4,121,543	$0.92
Nine months ended September 30, 2001
Basic earnings per share:
Net Income	$2,855	4,177,396	$0.68
Effect of dilutive securities:
Options	—	-0-	-0-
Diluted earnings per share:
Net Income	$2,855	4,177,396	$0.68

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three months ended September 30, 2002
Basic earnings per share:
Net Income	$1,346	4,089,416	$0.33
Effect of dilutive securities:
Options		1,678	-0-
Diluted earnings per share:
Net Income	$1,346	4,091,094	$0.33
Three months ended September 30, 2001
Basic earnings per share:
Net Income	$978	4,189,499	$0.23
Effect of dilutive securities:
Options		—	—
Diluted earnings per share:
Net Income	$978	4,189,499	$0.23

The option price of all outstanding options at September 30, 2001 was in excess of the average market price of the stock for the three months and the nine months ended September 30, 2001, making them anti-dilutive for those periods.

All per share amounts have been restated to retroactively reflect stock dividends, stock purchased and stock splits previously reported.

4.	CONTINGENCIES

Unfunded loan commitments totaled $29.4 million as of September 30, 2002 and $25.9 million as of December 31, 2001.

5.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for all fiscal years beginning after June 15, 2002. The Company does not anticipate that the adoption of SFAS No. 143 will have a material effect on its financial position or results of operations.

In August 2001 the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement was effective January 1, 2002, and had no effect on the Company’s financial position or results of operations.

Statement of Financial Accounting Standards (SFAS) No. 147, Acquisitions of Certain Financial Institutions — an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. The provisions of this Statement that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. This Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. This Statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The Company does not anticipate that the Statement will have a material effect on its financial position or results of operations.

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

At the January 2002 Board of Directors meeting, the Board approved a plan to expand our branch network into Dallas, Oregon. We are excited about our potential to do business in Dallas and believe that our market penetration will be strong. The Company has located a site for the branch at 583 SE Jefferson Street, Dallas, Oregon. The branch opened in a temporary building in October 2002 with construction of a permanent building expected to commence soon.

Management and the Board of Directors have approved the closure of the Bank’s University Office located at 855 NW Kings Blvd., Corvallis, Oregon, on January 31, 2003. The leased facility in which the branch has been operating is in disrepair. The Bank has been unable to re-negotiate the lease terms in order to economically support the extensive and necessary repairs. Additionally, parking is inadequate and unsafe for customers. Alternative sites in the vicinity of the University branch were pursued to no avail. Two other existing branches are located within a 1.6 mile radius of the University branch and can fully service the University branch customers. All existing staff will be reassigned within the Bank.

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

Deposit products include regular and “package” checking accounts, savings accounts, certificates of deposit, money market accounts, and IRA accounts. The Bank offers debit cards, check guarantee cards, and ATM cards as well as credit cards as part of its retail banking services.

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

Bancorp reported net income of $1,346,000 in the third quarter ending September 30, 2002, or $.33 per common share, an increase of 37.6% from the third quarter net income of $978,000 in 2001 or $.23 per common share. For the first nine months of 2002, Bancorp earned $3,789,000, or $.92 per common share, an increase of 32.7% from the nine month 2001 earnings of $2,855,000 or $.68 per common share. The net increase in both periods is primarily attributed to the decrease in interest expense on deposits.

LOAN PORTFOLIO

The composition of the loan portfolio was as follows (in thousands):

	September 30, 2002	December 31, 2001

Commercial	$23,539	$22,589
Agriculture	15,499	14,727
Real Estate
Construction	17,058	17,885
1-4 Family	30,870	29,248
Other	89,277	85,024
Consumer Loans	3,820	4,061

	180,063	173,534
Less: net deferred loan fees	(505)	(611)
Total Loans	$179,558	$172,923
Less: allowance for credit losses	(2,361)	(2,146)

Net Loans	$177,197	$170,777

Transactions in the allowance for credit losses were as follows for the nine months ended September 30, 2002:

	2002	2001

Balance at beginning of period	$2,146	$1,510
Provision charged to operations	314	369
Loans recovered	9	4
Loans charged off	(108)	(66)

Balance at end of period	$2,361	$1,817

It is the policy of the Bank to place loans on nonaccrual after they become 90 days past due unless the loans are well secured and in the process of collection. The Bank may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status as a management tool to actively oversee specific loans.

Loans on nonaccrual status as of September 30, 2002 and December 31, 2001 were approximately $136,000 and $703,000 respectively. Loans past due 90 days or more on which the Bank continued to accrue interest were approximately $176,000 at September 30, 2002 and $330,000 at December 31, 2001. There were no loans with modified terms as of September 30, 2002.

INVESTMENT SECURITIES

The amortized cost and estimated book value of the investment securities held by the Bank, including unrealized gains and losses, at September 30, 2002 and December 31, 2001, are as follows (in thousands):

September 30, 2002	Amortized Cost	Estimated Fair Value	Unrealized Gain, net

Available for Sale
U.S. Treasury Securities
(Including securities of government agencies and corporations)	$70,278	$70,920	$642
Held to Maturity
Obligations of State and Political Subdivisions	$11,093	$11,747	$654

December 31, 2001	Amortized Cost	Estimated Fair Value	Unrealized Gain, net

Available for Sale
U.S. Treasury Securities
(Including securities of government agencies and corporations)	$56,504	$56,932	$428
Held to Maturity
Obligations of State and Political Subdivisions	$10,051	$10,244	$193

MATERIAL CHANGES IN FINANCIAL CONDITION

Changes in the balance sheet for the nine months ended September 30, 2002 include an increase in total assets, primarily in loans, securities available for sale and interest bearing deposits in banks, and an increase in liabilities primarily in repurchase agreements, demand, savings and interest bearing demand deposits.

At September 30, 2002, total assets increased 11.0% or approximately $30.7 million over total assets at December 31, 2001. Major components of the change in assets were:

•	$1.4 million increase in cash and due from banks

•	$5.8 million increase in interest bearing balances in banks

•	$15.0 million increase in investment securities

•	$6.4 million increase in net loans

Loans were generally made to customers within the Company’s market area. The increases were funded by an increase in deposits and other borrowings.

The Company experienced a growth in deposits, repurchase agreements, and other borrowings which represent treasury tax and loan deposits during the nine months ended September 30, 2002, specifically as follows:

•	$2.9 million increase in demand deposits

•	$12.3 million increase in savings and interest bearing deposits

•	$13.3 million decrease in time certificates of deposits

•	$25.3 million increase in repurchase agreements

•	$1.5 million increase in other borrowings, consisting of the treasury tax and loan deposits

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

The Company reported net income of approximately $3,789,000 or $.92 per common share, for the nine months ended September 30, 2002, compared to net income of approximately $2,855,000 or $.68 per common share, for the same period in 2001. This represents an increase in net income of 32.7%. Net income for the quarter ended September 30, 2002, was approximately $1,346,000 or $.33 net income per common share, compared to net income of approximately $978,000, or $.23 per common share, for the same period in 2001. This represents an increase in net income of 37.6%. The increases during both periods were primarily attributable to a decrease in interest expense.

Total interest income decreased approximately $792,000 or 5.6% for the nine months and $238,000 or 5.0% for the three months ended September 30, 2002 as compared to the same periods in 2001. These decreases for both the nine-month and three-month periods were primarily the result of a decrease in interest income on loans and security investments. The decrease is directly related to the overall decrease in market rates from the comparable periods in 2001, which offset the earnings on increased levels of loans and investments.

Total interest expense decreased approximately $2,002,000 or 43.7% for the nine months and $561,000 or 39.8% for the three months ended September 30, 2002 as compared to the same periods in 2001. The decrease in interest expense for these periods was the result of lower interest rates paid on deposits resulting from overall market rate decreases compared to the same periods in 2001, and from a change in the mix of deposits, as the level of time deposits decreased, as discussed above. The effect of the rate decrease was greater than the increased interest expense related to higher levels of deposits.

Net interest income for the nine months and three months ended September 30, 2002 was up $1,160,000 or 12.1% and $323,000 or 9.7%, respectively, from the comparable periods in 2001, as the average rate differences on interest bearing liabilities exceeded the rate differences on interest earning assets.

Total non-interest income increased approximately $390,000 or 17.2% for the nine months and $242,000 or 31.2% for the three months ended September 30, 2002 as compared to the same periods in 2001. The primary increases in both periods were due to the gain on sale of investment securities available for sale, earnings on insurance contracts on executive officers purchased in late 2001, an increase in merchant bankcard income, ATM fees, and service charges on deposit accounts resulting from increases in volume and customer relationships.

Total non-interest expense increased $377,000 or 5.5% for the nine months and $113,000 or 4.9% for the three months ended September 30, 2002, as compared to the same periods in 2001. Non-interest expense increased as a result of routine adjustments in staff salaries, salary expense related to the hiring of a manager and loan officer for the planned Dallas branch, and expenses associated with technology enhancements, products and occupancy.

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

During the first nine months ended September 30, 2002, the Bank funded the allowance for credit losses $314,000 from operations as compared to $369,000 for the same nine month period in 2001. For the three month period ending September 30, 2002, the Bank funded the allowance for credit losses $167,000 as compared to $123,000 for the same three month period in 2001. Management bases the Bank’s provision for credit losses on its analysis of delinquencies, loan types, loan classifications, and other factors affecting the loan portfolio. The increase in the level of the allowance at September 30, 2002 compared to December 31, 2001 is directly related to a slight increase in the level of past-due and classified loans. The Bank experienced $108,000 in credit losses and $9,000 in recoveries for the nine months ended September 30, 2002 and $66,000 in net losses for the same period ended September 30, 2001. Historically, the Bank’s loan charge-off levels have been very low compared to its peers. Management believes that the allowance for credit losses at September 30, 2002 of $2,361,000 or 1.31% of total loans is adequate.

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

The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first nine months of 2002. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income which is adjusted for non-cash items and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of both proceeds from maturities and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Bank’s deposit accounts.

Management believes that the Bank’s existing sources of liquidity will enable the Bank to fund its requirements in the normal course of business.

As of September 30, 2002, shareholders’ equity totaled $33,117,000 as compared to $29,524,000 at December 31, 2001, an increase of 12.2%. This increase in equity was primarily due to the Company’s net income.

The total number of shares of Bancorp’s common stock that may be issued upon the exercise of all options granted under the Incentive Stock Option Plan may not exceed in the aggregate four percent (4%) of Bancorp’s issued and outstanding shares of common stock. As of October 31, 2002 Bancorp’s issued and outstanding shares totaled 4,084,193, so the maximum number of shares issuable under the Incentive Stock Option Plan was 163,368 on that date. As of October 31, 2002, options for 82,500 shares had been granted, options for 107 shares exercised, and options for 500 shares expired under this Plan.

The total number of shares of Bancorp’s common stock that may be issued under the Stock Bonus Plan may not exceed in the aggregate one percent (1%) of Bancorp’s issued and outstanding shares of common stock. As of October 31, 2001 Bancorp’s issued and outstanding shares totaled 4,084,193, so the maximum number of shares issuable under the Stock Bonus Plan was 40,842 on that date. As of October 31, 2002 no stock had been issued under this Plan.

Capital ratios for the Company were as follows as of the dates indicated:

	Minimum	Bancorp
	Capital
	Standards	September 30, 2002	December 31, 2001

Tier 1 Leverage Ratio	4%	10.74%	10.48%
Tier 1 Risk Based Capital Ratio	4%	15.77%	15.08%
Total Risk Based Capital Ratio	8%	16.91%	16.19%

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their most recent evaluation which was completed within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2002	By:	/s/ William V. Humphreys

William V. Humphreys President and Chief Executive Officer

Date: November 12, 2002	By:	/s/ Lark E. Wysham

Lark E. Wysham Senior Vice President and Chief Financial Officer

     CERTIFICATIONS

     I, William V. Humphreys, President and Chief Executive Officer of Citizens Bancorp (the “Company”), certify that:

     1. I have reviewed this quarterly report on Form 10-Q of the Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including any consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

     6. The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ William V. Humphreys

William V. Humphreys
President and Chief Executive Officer

     I, Lark E. Wysham, Senior Vice President and Chief Financial Officer of Citizens Bancorp (the “Company”), certify that:

     1. I have reviewed this quarterly report on Form 10-Q of the Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including any consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

     6. The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Lark E. Wysham

Lark E. Wysham
Senior Vice President and Chief Financial Officer