Form 10-K
period 2002-12-31
CITIZENS BANCORP/OR
filed 2003-03-31
CIK 1048575

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

     Indicate by check mark whether registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

     There is no active trading market for the Registrant’s common stock. The Registrant’s common stock is not listed on any exchange or quoted on NASDAQ. The aggregate market value of the voting common equity held by non-affiliates as of June 28, 2002 (the last business day of the most recently completed second quarter) was $38,235,680, based on the last sale of $12.25 per share on June 28, 2002.

As of March 24, 2003 there were 4,150,275 shares of registrant’s common stock issued and outstanding, of which 3,121,280 were held by non-affiliates.

     DOCUMENTS INCORPORATED BY REFERENCE. Part III of this Form 10-K incorporates by reference portions of the definitive 2003 Annual Meeting Proxy Statement sent to the Company’s shareholders in connection with its April 15, 2003 Annual Meeting of Shareholders.

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

PART I

ITEM 1. BUSINESS

General

Citizens Bancorp (“the Company”), an Oregon Corporation and financial bank holding company, was formed in 1996 for the purpose of becoming the holding company of Citizens Bank (“the Bank”). The Company is headquartered in Corvallis, Oregon. Its principal business activities are conducted through its full-service, commercial bank subsidiary, Citizens Bank. The Company has no current plan to engage in any of the financial activities permissible for a financial holding company under Gramm-Leach-Bliley Financial Services Modernization Act.

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

The Company is authorized to issue up to 10,000,000 shares of common stock, no par value. The Company has registered 1,575,000 shares for issuance under its Dividend Reinvestment Plan, of which 214,213 shares had been issued thereunder as of December 31, 2002. As of December 31, 2002 there were a total of 4,084,210 shares of the Company common stock issued and outstanding. Citizens Bank is the registered transfer agent for the Company’s common stock.

Citizens Bank was chartered October 1, 1957 (charter #333) by the State of Oregon as a commercial bank. Since its beginning with a single office in Corvallis, Citizens Bank has expanded to an additional ten locations in the five counties of Benton, Linn, Lane, Yamhill, and Polk. Branches are located in the communities of Corvallis, Philomath, Albany, Junction City, Veneta, McMinnville, Harrisburg, and Dallas.

The Company’s culture focuses on the tenets of collaborative leadership, branch autonomy, assertive business development, a positive working environment, a commitment to the community, outstanding customer service, and relationship banking. Management believes that a healthy corporate culture together with a progressive management style will result in constantly improved shareholder value.

The Company’s primary goal is to improve shareholder value through increased earnings while maintaining a high level of safety and soundness. The Company is committed to independence and long-term performance strategies. As a result of its corporate culture, the Company continues to show good performance as evidenced by the five-year history of growth in the following selected areas:

(Thousands)	2002	2001	2000	1999	1998
Net Income	$4,858	$4,028	$3,612	$3,254	$3,840
Return on Average Equity	15.32%	13.76%	13.75%	13.22%	17.64%
Return on Average Assets	1.64%	1.48%	1.52%	1.36%	1.83%
Average Equity to Average Assets	10.73%	10.74%	11.03%	10.29%	10.36%
Dividend Payout Ratio	38.14%	38.14%	41.38%	45.57%	36.17%
Total Loans (net)	$178,333	$171,196	$158,920	$139,123	$130,707
Total Deposits	$227,363	$231,821	$200,960	$194,350	$188,235
Total Assets	$312,639	$278,529	$244,380	$239,606	$233,978
Total Equity	$32,330	$29,524	$27,063	$24,342	$22,585

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

Deposit products include regular and “package” checking accounts, savings accounts, certificates of deposit, money market accounts, and IRA accounts. In addition, the Bank actively markets its repurchase agreement product to corporate customers. The Bank offers a check card, check guarantee card, ATM card as well as a MasterCard and VISA card as part of its retail banking services. The Bank operates a small residential mortgage loan origination department that originates loans and sells them into the secondary market. The Bank offers extended banking hours in selected locations as well as Saturday banking. ATM machines are also available at eleven (11) locations offering 24-hour transaction services, including cash withdrawals, deposits, account transfers, and balance inquiries. The

Bank also offers its customers a 24-hour automated telephone service that offers account transfers and balance inquiries.

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

Employees

At December 31, 2002 the Bank had 129 full-time equivalent employees. The Bank values its employees. They are actively engaged individually and as a team in contributing to the Bank’s realization of its culture and mission. None of the employees of the Bank are subject to a collective bargaining agreement. A number of benefit programs are available to eligible employees including group medical insurance plans, paid time off, group life insurance, and a 401(K) plan.

Competition

At December 31, 2002, Citizens Bank was among the top 10 largest commercial banks headquartered in the State of Oregon as measured by the State of Oregon’s division of Finance and Corporate Securities. The Bank competes with other commercial banks as well as savings and loan associations, credit unions, mortgage companies, insurance companies, investment banks, securities brokerages and other non-bank financial service providers. Banking in the State of Oregon has been substantially dominated by several very large banking institutions whose headquarters are not in Oregon. They include Wells Fargo Bank, US Bank, Key Bank, Washington Mutual Bank, and Bank of America. Together these large organizations hold a majority of the deposit and loan balances held by banks in the State of Oregon. Citizens Bank attempts to offset some of the advantages of these larger competitors through superior relationship building with the customer, better service, quicker response to the customers’ needs, and local decision-making. We rely on the fact that many businesses and individuals within small Oregon communities want to see their money stay within the local economy, rather than see it used to fund loans in distant places.

2002 Activities

The Bank opened its eleventh branch in the community of Dallas, Oregon on October 28, 2002. The Dallas Branch is located at 583 SE Jefferson Street in a temporary facility. Construction of the permanent building commenced in January 2003, with completion anticipated sometime in the third quarter of 2003. The Company anticipates the Branch will have strong market penetration in Dallas by providing outstanding banking services by the experienced branch staff.

Management and the Board of Directors recently approved the closure of the Bank’s University Branch located at 855 NW Kings Blvd., Corvallis, Oregon on January 31, 2003. The leased facility in which the Branch was operating is in disrepair. The Bank was unable to renegotiate the lease terms in order to economically support the extensive and necessary repairs. Alternative sites in the vicinity of the University Branch were pursued to no avail. Total deposits in this branch at January 31, 2003 were $14.2 million. Two other existing branches are located within a 1.6-mile radius of the University

Branch and can fully service the University Branch customers. All existing University Branch employees will be reassigned within the Bank.

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

Despite some recent legislative initiatives to reduce regulatory burdens, banking remains a highly regulated industry. Banking regulations are intended to protect Bank customers, not Company shareholders. Legislation enacted from time to time may increase the cost of doing business, limit or expand permissible activities, or affect the competitive balance between banks and other financial and non-financial institutions. Proposals to change the laws and regulations governing the operations and taxations of banks and other financial institutions are frequently made in Congress, in the Oregon State Legislature, and before various bank regulatory agencies. In addition, there continue to be proposals in Congress to restructure the banking system.

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

USA Patriot Act

On October 26, 2001, in the wake of the September 11, 2001 terrorist attacks, President George W. Bush signed into law the “United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“the Act”). The Act includes provisions designed to discover and terminate international money laundering efforts and advance the United States government’s war against terrorism. Title III of the Act, the “International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001”, made significant changes to the Money Laundering Control Act of 1970 that directly affects all financial institutions in the United States. Financial institutions are defined broadly to include banks, brokers and dealers of securities, credit unions, thrifts, insurance companies, investment firms, those involved in real estate settlements and closings, currency exchanges and money transmitters, and other industry sectors not generally considered to be “traditional” financial institutions.

Section 352 of the Act requires a financial institution to establish anti-money laundering programs to include at a minimum:

•	Development of internal anti-money laundering procedures, policies, and controls designed to detect and prevent money laundering. This should include a “Know Your Customer” program designed to identify prospective customers.

•	Designation of an internal compliance officer.

•	Ongoing employee training programs which cover applicable legal requirements, policies and procedures for monitoring customer relationships, acceptable record-keeping measures, and the identification of suspicious transactions or money laundering activities.

•	Implementation of an independent audit function to test and review the company’s due diligence programs.

Section 312 of the Act requires financial institutions that establish, maintain, administer or manage private banking or correspondent accounts in the United States for non-United States persons or their representatives, including foreign individuals visiting the United States, to establish appropriate specific policies, procedures, and controls designed to detect and report money laundering.

Section 326 of the Act authorizes the Department of the Treasury in conjunction with other bank regulators to issue regulations that provide for minimum standards with respect to customer identification at the time when new accounts are opened.

As of December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering, or managing correspondent accounts for foreign banks that do not have a physical presence in any country (shell banks), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on the Federal Reserve Act and Bank Merger Act applications.

While we believe that the USA Patriot Act may, to some degree, affect our recordkeeping and reporting expenses, we do not believe that the Act will have a material effect on our business and operations.

Sarbanes-Oxley Act

In the face of increasing concern and heightened awareness of corporate governance, conflicts of interest, and financial reporting transparency, the U.S. Senate and the U.S. House of Representatives passed the Sarbanes-Oxley Act (the “Act”). President Bush signed the Act into law on July 30, 2002.

The Act generally applies to any company, including non-U.S. companies that have securities registered or is required to file reports under the Securities and Exchange Act of 1934. The provisions of the Act will affect the operation of public companies in several dimensions, including corporate governance, financial disclosure, officer and director activities and responsibilities, and auditor independence. The Act also created and regulates the Public Company Accounting Oversight Board to oversee public company audits and establishes conflict of interest rules for securities analysts.

A summary of the key components of the Act are outlined below.

•	New obligations and restrictions on directors and senior executives. Perhaps more significantly, the Act requires CEOs and CFOs to make extensive certifications relative to each quarterly and annual report filed with the Securities & Exchange Commission (the “SEC”);

•	Creates greater accountability of outside auditors to audit committees. The Act requires audit committee members to be independent and grants audit committees the authority to engage independent counsel and advisors. Audit committees are required to provide procedures to protect “whistle blowers”;

•	CEOs and CFOs are required to certify as to the effectiveness of internal controls on a quarterly basis;

•	Expedited filing requirements for Form 4 with the SEC;

•	Code of ethics for senior financial officers;

•	Prohibition of insider trading by directors and executive officers during a black out period under a public company’s 401(K) and other individual retirement accounts;

•	Increased criminal penalties for violations of securities laws;

•	Forfeitures by CEOs and CFOs of incentive pay and securities trading profits when there are accounting restatements based on misconduct;

•	Disclosure of off-balance sheet transactions;

•	Requires a “financial expert” as a member of the audit committee;

•	Disclosure in plain English and on rapid and current basis such information concerning material changes in financial condition or operations as the SEC may require.

The full effect and/or impact of the Act on the Company and its subsidiary are unknown at this time.

Capital Adequacy Requirements

Regulatory Capital Guidelines. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

Tier I and Tier II Capital. Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common stockholders’ equity, surplus and undivided profits. Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments, and subordinated debt. The sum of Tier I capital and Tier II capital represents an institution’s total capital. The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.

Risk-based Capital Ratios. The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk-weighted assets. The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution’s risk-weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4% and a minimum total risk-based ratio of 8%.

Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of total assets, less intangibles. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators expect an additional cushion of at least 1% to 2%.

Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.” Institutions that are “undercapitalized” or lower are subject to certain mandatory supervisory corrective actions.

FDIC Insurance

The Bank’s deposits are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund administered by the FDIC. The Bank is required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

The FDIC is also empowered to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary.

Effects of Government Monetary Policy

The earnings and growth of the Company are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, by its open market operations in U.S. Government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits. These activities influence growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company cannot be predicted with certainty.

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

The first floor serves as the main banking office for the Bank. It is occupied by a manager, a lending staff, an operations staff, tellers, marketing officer, new accounts staff, training officer and mortgage department staff.

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

The Bank operates eleven (11) branches, of which six (6) are owned and five (5) are leased. These buildings range in size from 2,500 square feet to approximately 30,000 square feet. Their primary function and use is to provide banking service to the Bank’s customers. The Bank has a lease on the land on which the West Albany branch is located. The aggregate monthly rental of leased buildings and land is $13,321. The following sets forth certain information regarding the Bank’s branch facilities.

Main Office 275 SW Third Street Corvallis, Oregon	Junction City Office 955 Ivy Street Junction City, Oregon	East Albany Office 2315 14th Ave. SE Albany, Oregon

Circle Office (1) 978 NW Circle Blvd. Corvallis, Oregon	Philomath Office 1224 Main Street Philomath, Oregon	West Albany Office 2230 Pacific Blvd. SE Albany, Oregon (4)

University Office (2) 855 NW Kings Blvd. Corvallis, Oregon (Closing January 31, 2003)	Veneta Office (3) 88312 Territorial Road Veneta, Oregon	McMinnville Office 455 NE Baker Street McMinnville, Oregon

Harrisburg Office (5) 230 North 3rd Street Harrisburg, Oregon	Dallas Office 583 SE Jefferson Dallas, Oregon

(1)	Premises leased under an original lease agreement dated May 1, 1970 and a supplemental lease agreement dated August 16, 1994. The lease expires January 1, 2020.

(2)	Premises leased under a lease agreement dated August 1, 1998. The lease expires July 31, 2003. Scheduled to be closed on January 31, 2003.

(3)	Premises leased under a supplemental lease agreement dated October 30, 1998. The lease expires on December 31, 2003, with the right to renew for two additional periods of five years each.

(4)	Ground lease under ground lease agreement dated May 29, 1998. The lease expires in year 2048.

(5)	Premises leased under a lease agreement dated May 4, 2001. The lease expires May 4, 2006, with the right to renew for two additional periods of five years each.

On October 28, 2002, the Bank opened its eleventh full service branch in Dallas, Oregon. The branch is located in a temporary facility on property purchased by the Bank. The Company anticipates the branch will support the borrowing and deposit needs of the Community in the areas of small to medium sized businesses, agriculture, and professionals. The Company will operate out of the temporary facility while a permanent building is being constructed.

Management and the Board of Directors recently approved the closure of the Bank’s University Branch located at 855 NW Kings Blvd., Corvallis, Oregon on January 31, 2003. The leased facility in which the Branch was operating is in disrepair. The Bank was unable to renegotiate the lease terms in order to economically support the extensive and necessary repairs. Alternative sites in the vicinity of the University Branch were pursued to no avail. Total deposits in this branch at January 31, 2003 were $14.2 million. Two other existing branches are located within a 1.6-mile radius of the University Branch and can fully service the University Branch customers. All existing University Branch employees will be reassigned within the Bank. Costs related to this branch closure were not significant.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2002, no matters were submitted to the Company’s security holders through the solicitation of proxies or otherwise.

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

	High	Low
1998	$15.00	$14.50
1999	$17.50	$12.90
2000	$14.44	$10.00
2001	$14.50	$9.75
2002	$15.00	$11.45

Per share information for the current and prior periods reflect the effect of the stock dividends and stock splits.

The following table sets forth certain transaction prices per share for shares of the Company’s common stock for the quarterly periods shown. This information is subject to the qualifications set forth above.

	High	Low
2001
First quarter	$11.90	$10.50
Second quarter	$11.25	$10.00
Third quarter	$11.40	$9.75
Fourth quarter	$14.50	$11.70
2002
First quarter	$14.75	$11.45
Second quarter	$12.50	$12.00
Third quarter	$12.50	$12.00
Fourth quarter	$15.00	$12.25

Citizens Bank/Bancorp, Common Equity Holding. As of December 31, 2002, there were 4,084,210 shares outstanding, held by 1,013 shareholders of record. As of March 3, 2003, there were 1,021 holders of Citizens Bancorp and 4,150,275 shares outstanding. Since December 31, 2002, 66,993 shares were issued under the Dividend Reinvestment Plan.

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

The following sets forth, for the calendar years shown, the cash and stock dividends per share of common stock declared by Citizens Bancorp.

	Cash Dividend	Stock Dividend	Stock Split
1998	$.34	—	2 for 1 stock split
1999	$.36	5%	—
2000	$.36	—	—
2001	$.37	—	—
2002	$.45	—	—

Per share information for prior periods reflect the effects of the stock split and stock dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and accompanying notes presented herein.

(In thousands, except share data)
			% increase
	2002	2001	(decrease)	2000	1999	1998
Year ended December 31,	2002	2001	2001 to 2002	2000	1999	1998
EARNINGS
Total interest income	$17,575	$18,755	(6.29%)	$18,436	$17,023	$16,947
Total interest expense	3,322	5,674	(41.45%)	6,241	6,046	5,917
Net interest income	14,253	13,081	8.96%	12,195	10,977	11,030
Provision for credit losses	624	733	(14.87%)	454	264	236
Net interest income after provision for credit losses	13,629	12,348	10.37%	11,741	10,713	10,794
Total non-interest income	3,773	3,396	11.10%	2,672	2,403	2,226
Total non-interest expense	9,793	9,181	6.67%	8,587	8,079	7,153
Income before taxes	7,609	6,563	15.94%	5,826	5,037	5,867
Income taxes	2,751	2,535	8.52%	2,214	1,783	2,027
Net income	$4,858	$4,028	20.61%	$3,612	$3,254	$3,840
PER COMMON SHARE (1)
Net income	$1.18	$.97	21.65%	$.87	$.79	$.94
Cash dividends	.45	.37	21.62%	.36	.36	.34
Book value	7.92	7.19	10.15%	6.54	5.90	5.53
PERIOD END BALANCES
Total assets	$312,639	$278,529	12.25%	$244,380	$239,606	$233,978
Net loans	178,333	171,196	4.17%	158,920	139,123	130,707
Deposits	227,363	231,821	(1.92%)	200,960	194,350	188,235
Repurchase agreements	48,059	14,298	336.12%	12,651	13,425	16,299
Shareholders’ equity	32,330	29,524	9.50%	27,063	24,342	22,585
PERFORMANCE RATIOS
Return on Average Assets	1.64%	1.48%		1.52%	1.36%	1.83%
Return on Average Equity	15.32%	13.76%		13.75%	13.22%	17.64%
Average Assets to Average Equity	10.73%	10.74%		11.03%	10.29%	10.36%
Efficiency Ratio (2)	53.63%	55.03%		57.01%	59.57%	53.44%

(1)	Per share amounts and the average number of shares outstanding have been restated for a stock dividend of 5% in 1999 and a 2-for-1 stock split in 1998.

(2)	Includes tax equivalent adjustments related to income on securities that is exempt from federal taxes. The federal statutory rate used was 34%.

Selected Quarterly Financial Data

The following table sets forth the Company’s unaudited data regarding operations for each Quarter for 2002 and 2001. This information, in the opinion of management, includes all normal recurring adjustments necessary to state fairly the information set forth herein.

(In thousands, except share data)

2002 Quarters Ended,	Dec. 31	Sept. 30	June 30	March 31
EARNINGS
Total interest income	$4,356	$4,492	$4,410	$4,317
Total interest expense	747	847	828	900
Net interest income	3,609	3,645	3,582	3,417
Provision for credit losses	310	167	84	63
Net interest income after provision for credit losses	3,299	3,478	3,498	3,354
Total non-interest income	961	1,017	996	799
Total non-interest expense	2,600	2,399	2,516	2,278
Income before taxes	1,660	2,096	1,978	1,875
Income taxes	591	750	657	753
Net income	$1,069	$1,346	$1,321	$1,122
PER COMMON SHARE (1)
Basic	$.26	$.33	$.32	$.27
Diluted	.26	.33	.32	.27
Basic weighted average number of outstanding shares (1)	4,084,183	4,089,416	4,117,254	4,153,265
Diluted weighted average number of outstanding shares (1)	4,086,172	4,091,094	4,118,951	4,155,509

2001 Quarters Ended,	Dec. 31	Sept. 30	June 30	March 31
EARNINGS
Total interest income	$4,591	$4,730	$4,749	$4,685
Total interest expense	1,097	1,408	1,528	1,641
Net interest income	3,494	3,322	3,221	3,044
Provision for credit losses	364	123	123	123
Net interest income after provision for credit losses	3,130	3,199	3,098	2,921
Total non-interest income	1,127	775	753	741
Total non-interest expense	2,365	2,286	2,292	2,238
Income before taxes	1,892	1,688	1,559	1,424
Income taxes	719	710	628	478
Net income	$1,173	$978	$931	$946
PER COMMON SHARE (1)
Basic	$.28	$.24	$.22	$.23
Diluted	.28	.24	.22	.23
Basic weighted average number of outstanding shares (1)	4,160,214	4,158,581	4,189,499	4,183,726
Diluted weighted average number of outstanding shares (1)	4,160,214	4,158,581	4,189,499	4,183,726

(1)	Adjusted to reflect stock repurchases in 2002 and 2001 and dividends reinvested.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Our financial statements are based on the selection and application of significant accounting policies which require management to make significant estimates and assumptions (see Note 1 to the consolidated financial statements). We believe that the following is one of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Allowance for Credit Losses. The allowance for credit losses is established through a provision for credit losses charged to operations. The allowance for credit losses is a significant estimate and management and the Board of Directors regularly evaluate its adequacy by considering a number of factors, including, among other things, current loan grades and delinquency trends, historical loss rates, changes in the composition of the loan portfolio, overall portfolio quality, industry concentrations, and current economic factors and the effect of those factors on a borrower’s repayment ability. The use of different estimates or assumptions could produce different provisions for credit losses. In addition, the allowance for credit losses is also subject to regulatory supervision and examination.

Results of Operations for Years Ended December 31, 2002, 2001, and 2000.

Net Income. For the three years ended December 31, 2002, the Company’s net income was $4.858 million, $4.028 million, and $3.612 million, respectively. 2002 net income increased $.830 million or 20.6% as compared to 2001, which increased $.416 million or 11.5% over 2000. The Company’s increased net income in 2002 is primarily due to a decrease in interest expense and an increase in non-interest income. The decrease in interest expense was directly related to the reduction in interest rates by the Federal Reserve Bank over the last year. The increase in non-interest income in 2002 was the result of an increase in service charges on deposit accounts associated with the growth in the number of customer relationships, increased earnings from bank-owned life insurance policies, increased income from Bankcard as a result of increased product usage and customer relationships and fee income from increased production by the Bank’s mortgage department. The decrease in interest income was primarily a result of lower interest rates in both the loan and investment portfolio due to the lower rate environment as compared to 2001.

The average rate on loans for 2002, 2001, and 2000 was 8.1%, 9.0%, and 9.6%, respectively. The net decrease in the average loan yield was due to the continuing reduction of market rates in 2002. Management believes that the customer relationships developed by its experienced loan officers contributed to the increase in loan volumes in 2002.

The decrease in the investment portfolio income was due to the reinvestment of maturing securities in lower yielding securities as a result of the lower rate environment.

Increases in loan and security volumes were the primary reasons for the increase in average earning assets in 2002. Average yields on earning assets for 2002, 2001, and 2000 were 6.6%, 7.9%, and 8.5%, respectively.

Interest Income. Interest income totaled $17.6 million for the year ended December 31, 2002, a 6.3% decrease over the $18.8 million for 2001, which was an 1.7% increase over the $18.4 million for 2000. The 2002 decrease was primarily due to decreased rates on loans and investment securities due to the impact of rate decreases during the year which negated any increases in earnings from growth in volumes. The increase in 2001 was primarily due to increased loan volumes.

Interest Expense. Interest expense for the year ended December 31, 2002 was $3.3 million, a 41.5% decrease over the $5.7 million expense for 2001, which was a 9.1% decrease over the $6.2 million expense for 2000. The decrease in 2002 was due to deposit rate decreases and a decrease in time deposit balances, while in 2001 decreases were due to deposit rate decreases which offset the increase resulting from higher levels of deposits.

Net Interest Income. Net interest income for the years 2002, 2001, and 2000 was $14.3 million, $13.1 million, and $12.2 million, respectively. Additionally, for the same periods beginning with 2002, net interest margins, on a tax equivalent basis, were 5.3%, 5.5%, and 5.6%, respectively. Despite an increase in volumes, the decrease in the net interest margin from 2000 to 2001 and from 2001 to 2002 was primarily due to the reduced average rates earned on loans and investment securities, which had a greater impact than the reduced cost of deposits.

The following table sets forth, for the periods indicated, interest income and interest expense with the resulting average yield or rate by category of average earning assets and average interest bearing liabilities.

	Average Balances and Tax-Equivalent Net Interest Margin
Year Ended December 31,		2002			2001
			Avg. Rate
	Average	Int. Income	Earned/	Average	Int. Income	Avg. Rate
(In thousands)	Balance	(Expense)	Paid	Balance	(Expense)	Earned/ Paid
ASSETS
Loans (2)	$177,795	$14,428	8.11%	$167,842	$15,075	8.98%
Investment securities:
Taxable	63,619	2,386	3.75%	51,447	2,777	5.40%
Tax-exempt (1)	10,757	702	6.53%	9,013	600	6.66%
Total Investment Securities	74,376	3,088	4.15%	60,460	3,377	5.59%
Interest bearing deposits in banks and federal funds sold	17,466	298	1.71%	12,520	507	4.05%
Total earning assets	269,637	17,814	6.61%	240,822	18,959	7.87%
Cash and due from banks	14,014			23,302
Premises and equipment - net	5,531			5,396
Other assets	8,243			4,761
Allowance for credit losses	(2,280)			(1,751)
Total	$295,145			$272,530
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Savings, MMDA, NOW	$126,675	(773)	.61%	$108,234	(1,472)	1.36%
Time	66,350	(1,997)	3.01%	72,837	(3,712)	5.10%
Total interest- Bearing deposits	193,025	(2,770)	1.44%	181,071	(5,184)	2.86%
Repurchase agreements	28,398	(536)	1.89%	16,002	(449)	2.81%
Other borrowings	1,032	(16)	1.55%	1,170	(41)	3.50%
Total interest-bearing liabilities	222,455	(3,322)	1.49%	198,243	(5,674)	2.86%
Demand deposits	38,983			32,062
Other liabilities	2,009			12,944
Shareholders’ equity	31,698			29,281
Total	$295,145			$272,530
Net interest income (1)		$14,492			$13,285
Interest income as a % of avg. earning assets			6.61%			7.87%
Interest expense as a % of avg. earning assets			1.24%			2.36%
Net interest margin			5.37%			5.52%

[Additional columns below]

[Continued from above table, first column(s) repeated]

Year Ended December 31,		2000
			Avg. Rate
	Average	Int. Income	Earned/
(In thousands)	Balance	(Expense)	Paid
ASSETS
Loans (2)	$151,164	$14,470	9.57%
Investment securities:
Taxable	57,490	3,333	5.80%
Tax-exempt (1)	8,418	571	6.78%
Total Investment Securities	65,908	3,904	5.92%
Interest bearing deposits in banks and federal funds sold	3,393	256	7.54%
Total earning assets	220,465	18,630	8.45%
Cash and due from banks	6,608
Premises and equipment - net	5,197
Other assets	7,185
Allowance for credit losses	(1,302)
Total	$238,153
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Savings, MMDA, NOW	$102,738	(2,163)	2.11%
Time	62,103	(3,401)	5.48%
Total interest- Bearing deposits	168,841	(5,564)	3.30%
Repurchase agreements	14,163	(527)	3.72%
Other borrowings	2,244	(150)	6.73%
Total interest-bearing liabilities	181,248	(6,241)	3.44%
Demand deposits	29,264
Other liabilities	1,377
Shareholders’ equity	26,264
Total	$238,153
Net interest income (1)		$12,389
Interest income as a % of avg. earning assets			8.45%
Interest expense as a % of avg. earning assets			2.83%
Net interest margin			5.62%

(1)	Includes taxable equivalent adjustments related to income on securities that is exempt from federal income taxes. The federal statutory rate was 34%.

(2)	For purposes of these calculations, nonaccrual loans are included in the average loan balance outstanding. Loan fees and late charges of $719, $567, and $423 are included in interest income for 2002, 2001 and 2000.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volumes and rates. Changes not due solely to volume or rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

		2002 versus 2001			2001 versus 2000
		Increase (decrease)			Increase (decrease)
		Due to change in			Due to change in
	Average	Average	Net	Average	Average	Net
(in thousands)	Volume	Rate	Change	Volume	Rate	Change
INTEREST INCOME
Loans	$861	$(1,508)	$(647)	$1,533	$(928)	$605
Investment securities	1,463	(1,752)	(289)	(296)	(231)	(527)
Interest-bearing deposits in banks and federal funds sold	153	(362)	(209)	416	(165)	251
Total interest income	2,477	(3,622)	(1,145)	1,653	(1,324)	329
INTEREST EXPENSE
NOW, MMDA & Savings deposits	218	(917)	(699)	110	(801)	(691)
Time deposits	(368)	(1,347)	(1,715)	559	(248)	311
Repurchase agreements	268	(181)	87	63	(141)	(78)
Other borrowings	(4)	(21)	(25)	(55)	(54)	(109)
Total interest expense	114	(2,466)	(2,352)	677	(1,244)	(567)
Changes in net Interest income	$2,363	$(1,156)	$(1,207)	$976	$(80)	$896

The following chart further reflects changes in average balances and rates from the year ended December 31, 2002 to the year ended December 31, 2001.

Increase (Decrease) In Average Balance:
Loans	5.93%
Investments	23.02%
Fed Funds & Deposits	39.50%
Total Earning Assets	11.97%
NOW, MMDA, Savings	17.04%
Time	(8.91)%
Repurchase Agreements	77.47%
Other Borrowings	(11.79)%
Total Int Bear Liabilities	12.21%

Increase (Decrease) In Average Rate:
Loans	(9.65)%
Investments	(26.05)%
Fed Funds & Deposits	(57.87)%
Total Earning Assets	(16.16)%
NOW, MMDA, Savings	(55.13)%
Time	(40.94)%
Repurchase Agreements	(32.73)%
Other Borrowings	(55.76)%
Total Int Bear Liabilities	(47.82)%

The following chart further reflects changes in average balances and rates from the year ended December 31, 2001 to the year ended December 31, 2000.

Increase (Decrease) In Average Balance:
Loans	11.03%
Investments	(8.27)%
Fed Funds & Deposits	368.99%
Total Earning Assets	9.23%
NOW, MMDA, Savings	5.35%
Time	17.28%
Repurchase Agreements	12.98%
Other Borrowings	(47.86)%
Total Int Bear Liabilities	9.38%

Increase (Decrease) In Average Rate:
Loans	(6.17)%
Investments	(5.57)%
Fed Funds & Deposits	(46.29)%
Total Earning Assets	(6.86)%
NOW, MMDA, Savings	(35.55)%
Time	(6.93)%
Repurchase Agreements	(24.46)%
Other Borrowings	(47.99)%
Total Int Bear Liabilities	(16.86)%

Net Interest Income After Provision For Credit Losses. Net interest income after provision for credit losses was $13.6 million at December 31, 2002, $12.3 million at December 31, 2001, and $11.7 million at December 31, 2000. Total provision for credit losses for the three years ending December 31, 2002 was $624,000, $733,000, and $454,000, respectively. The Company decreased the 2002 provision for credit losses based on its analysis of probable losses in the loan portfolio derived from the loan grading system and the loss analysis of impaired loans as of December 31, 2002. Charge-offs of $237,000, $101,000, and $78,000 were realized in 2002, 2001, and 2000, respectively. Recoveries were $13,000, $4,000, and $63,000 during the same periods. Historically, the Company’s loan charge-off levels have been very low compared to its peers. Management attributes part of the increases in charge-offs to what would be expected as a result of growth in the loan portfolio. Management will continue to monitor and analyze charge-off levels closely. Management’s assessment of the allowance for credit losses includes various factors such as current delinquent and non-performing loans, historical analysis of credit loss experience, knowledge of the present and anticipated economic future of the market area, and loan grades. Management believes the high quality of the loan portfolio reflects the Bank’s strong internal controls, excellent loan policy standards, experienced loan officers and conservative underwriting practices. Management believes the allowance for credit losses at December 31, 2002 of $2.5 million is adequate. The allowance for credit losses to total loans at December 31, 2002, 2001, and 2000 respectively was 1.40%, 1.24%, and .95%.

Non-Interest Income. Non-interest income was $3.8 million for the year ended December 31, 2002, an 11.1% increase from $3.4 million in 2001, which was 27.1% higher than the $2.7 million in 2000. These increases are due to increased income from the Bank’s investment in bank-owned life insurance, which was purchased in the last half of 2001, continuing increases in service charges resulting from a fee program implemented in 2000, heightened customer fee income, and improved Bankcard income, which is primarily a function of increased volumes of accounts. The increases were also a result of increased revenue from the Bank’s mortgage loan origination activities.

Non-Interest Expense. Non-interest expenses consist primarily of employee salaries and benefits, occupancy, data processing, Bankcard services, office supplies, professional services and other non-interest expenses. Overall increases are a result of the Company’s increased volume, management’s emphasis on business development, start-up cost associated with the new branches in Harrisburg, which opened in July 2001, and in Dallas, which opened in October 2002, and higher levels of marketing and staff training expenses.

Non-interest expense was $9.8 million for the year ended December 31, 2002, an increase of $.6 million (6.7%) from the year ended December 31, 2001, which was an increase of $.6 million (6.9%) over the period ended December 31, 2000.

At the end of 2002, the Company employed 129 full time equivalent employees compared to 120 at the end of 2001 and 121 at the end of 2000. The primary increase in 2002 was due to the staffing of the new branch in Dallas and the hiring of a training officer. The decrease in 2001 was due to the timing of employment hiring. The Company has continued to increase staff productivity through training, education, and hiring practices.

Income Taxes. Income tax expense for 2002 was $2.8 million or 36.2% of income before taxes, 2001 was $2.5 million or 38.6% of income before taxes, and 2000 was $2.2 million or 38.0% of income before taxes.

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

Deposits are a primary source of new funds. At December 31, 2002, total deposits were $227.4 million, $231.8 million at December 31, 2001 and $201.0 million at December 31, 2000. The decrease in time certificates of deposits was a result of management’s decision not to pay above-market rates for time deposits in competition with other financial institutions when liquidity is well within established asset-liability guidelines.

The Company had REPOs (securities sold under agreements to repurchase) for the periods of December 31, 2002, 2001, and 2000 of $48.1 million, $14.3 million, and $12.7 million, respectively. REPOs represent an agreement between the Bank and a customer to collateralize funds deposited by the customer in an interest bearing repurchase sweep account. The Bank secures the REPO account with US Treasury and/or Government Agency Securities. In consideration of the funds deposited, the Bank transfers the security to the customer. The Bank agrees to repurchase the security on the next business day for the amount of the deposit plus simple interest on that amount calculated for one day at the rate established for REPO accounts as set by the Bank for that day. The funds provided by REPOs are considered borrowings, not deposits, and are not covered by FDIC insurance. Management believes the growth in REPOs is a result of continuing penetration into the commercial deposit markets due to the company’s emphasis on customer service, its relationship style of banking and on continuing difficulties in the stock market.

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

The overall cost of funds was as follows:

COST OF FUNDS
2002	2001	2000

1.5%	2.9%	3.4%

The average daily amount of deposits and rates paid on deposits is summarized for the periods indicated in the following table.

	2002		2001		2000
(In Thousands)	Amount $	Rate %	Amount $	Rate %	Amount $	Rate %
DEPOSITS
Demand	$38,983	—	$32,062	—	$29,264	—
Interest-bearing demand	$30,270	.19%	$25,647	.51%	$24,685	1.22%
Savings	$96,405	.74%	$82,587	1.62%	$78,053	2.39%
Time	$66,350	3.01%	$72,837	5.10%	$62,103	5.48%
Total	$232,008		$213,133		$194,105

The following table indicates the amount of the Bank’s certificates of deposits with balances equal to or greater than $100,000 classified by time remaining until maturity as of December 31, 2002.

Maturity Period	Certificates of Deposit
In Thousands
3 months or less	$8,878
3 months through 6 months	4,805
6 months through 12 months	4,006
Over 12 months	2,119
TOTAL	$19,808

The following table is a summary of securities sold under repurchase agreement (REPO) for each of the last three years.

(Dollars in Thousands)
	2002	2001	2000
Securities sold under agreement to repurchase:
Average interest rate
At year end	1.8%	1.8%	3.3%
For the year	1.9%	2.8%	3.7%
Average amount outstanding during the year	$28,398	$16,002	$14,163
Maximum amount outstanding at any month end	$48,059	$19,070	$15,433
Amount outstanding at year end	$48,059	$14,298	$13,867

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

As of December 31, 2002, the most recent notification from the Bank’s regulator, categorized the Bank as well-capitalized under the applicable regulations. To be categorized as “well capitalized”, the Company must maintain at least 10% total risk based capital, 6% Tier 1 risk based capital and 5% Tier 1 leverage capital. There are no conditions or events since that notification that management believes have changed its category rating.

Shareholders’ equity increased to $32.3 million at December 31, 2002, from $29.5 million in 2001 and $27.1 million in 2000. This increase reflects net income of $4.9 million, other comprehensive income of $.1 million and $.6 million from the dividend reinvestment plan. These increases were primarily offset by a cash dividend declared of $1.8 million and share repurchases totaling $1.0 million. The Company’s average shareholders’ equity, as a percentage of average assets, was 10.7% for the year ended December 31, 2002, 10.7% for the year ended December 31, 2001, and 11.0% for the year ended December 31, 2000.

As interest rates change, the value of the Bank’s “available for sale” investment portfolio, which is reported at fair value, may be positively or negatively impacted and therefore may cause an increase or a reduction in reported shareholders’ equity. Equity grew at 9.5% over the period between December 31, 2001 and December 31, 2002, while assets grew by 12.3% over the same period.

At December 31, 2002, the Company had no material commitment for capital expenditures that would negatively impact the Company’s capital position.

The following table indicates the Company’s capital adequacy position at December 31, 2002 and at December 31, 2001 and compares those positions to capital adequacy requirements.

	Citizens Bancorp
			For Capital
	Actual		Adequacy Purposes

(in thousands)

	Amount	Ratio	Amount	Ratio

As of December 31, 2002:
Total Risk-Based Capital (to Risk-Weighted Assets)	$34,393	16.46%	$16,718	≥8%
Tier 1 Capital (to Risk-Weighted Assets)	$31,847	15.24%	$8,359	≥4%
Tier 1 Capital (to average Total Assets)	$31,847	10.25%	$12,463	≥4%
As of December 31, 2001:
Total Risk-Based Capital (to Risk-Weighted Assets)	$31,259	16.19%	$15,472	≥8%
Tier 1 Capital (to Risk-Weighted Assets)	$29,113	15.08%	$7,736	≥4%
Tier 1 Capital (to average Total Assets)	$29,113	10.48%	$11,153	≥4%

Shareholders equity increased to $32.3 million at December 31, 2002 from $29.5 million in 2001 and $27.1 million in 2000.

INVESTMENT PORTFOLIO

The following table shows Investments Held to Maturity.

In Thousands

Outstanding Balance at December 31,
2002
	Estimated Fair Value	Amortized Cost	% of Portfolio
Obligations of States and Political Subdivisions	11,571	11,037	12.95%
TOTAL	$11,571	$11,037	12.95%

In Thousands

Outstanding Balance at December 31,
2001
	Estimated Fair Value	Amortized Cost	% of Portfolio
Obligations of States and Political Subdivisions	10,244	10,051	15.0%
TOTAL	$10,244	$10,051	15.0%

In Thousands

Outstanding Balance at December 31,
2000
	Estimated Fair Value	Amortized Cost	% of Portfolio
Obligations of States and Political Subdivisions	8,335	8,304	14.10%
TOTAL	$8,335	$8,304	14.10%

The following table sets forth the maturities and weighted average yields of securities held to maturity at December 31, 2002.

IN THOUSANDS
		After 1 year, but	After 5 years, but
	Within 1 year	before 5 years	before 10 years	After 10 years
Amount
Obligations of States and Political Subdivisions	1,636	5,187	4,214	0
TOTAL	$1,636	$5,187	$4,214	$0
Weighted Average Yield*
Obligations of States and Political Subdivisions	5.75%	6.04%	6.98%	0%
TOTAL	5.75%	6.04%	6.98%	0%

*  Yield on tax exempt obligations have computed on a tax equivalent basis of 34%

The following tables show Investments Available for Sale.

In Thousands

Outstanding Balance at December 31,
2002
	Estimated Fair Value	Amortized Cost	% of Portfolio
U.S. Treasury Securities	$7,090	$7,032	8.32%
Federal Agency Obligations	67,088	66,534	78.73%
TOTAL	$74,178	$73,566	87.05%

In Thousands

Outstanding Balance at December 31,
2001
	Estimated Fair Value	Amortized Cost	% of Portfolio
U.S. Treasury Securities	$15,854	$15,641	23.67%
Federal Agency Obligations	41,078	40,863	61.33%
TOTAL	$56,932	$56,504	85.00%

In Thousands

Outstanding Balance at December 31,
2000
	Estimated Fair Value	Amortized Cost	% of Portfolio
U.S. Treasury Securities	$24,617	$24,578	41.81%
Federal Agency Obligations	25,958	25,985	44.09%
TOTAL	$50,575	$50,563	85.90%

The following table sets forth the contractual maturities and weighted average yields of securities available for sale.

		After 1 year, but	After 5 years, but
Amount	Within 1 year	before 5 years	before 10 years	After 10 years
U.S. Treasury Securities	$7,090	0	0	0
Federal Agency Obligations	14,299	52,789	0	0
TOTAL	$21,389	$52,789	$0	$0

	Investments Available For Sale
		After 1 year, but	After 5 years, but
	Within 1 Year	before 5 years	before 10 years	After 10 years
Weighted Average Yield*
U.S. Treasury Securities	3.27%	0	0	0
Federal Agency Obligations	3.39%	2.98%	0	0
TOTAL	3.35%	2.98%	0%	0%

*  Yield information is computed using amortized cost balances and does not give effect to changes in fair value that are reflected as a component of shareholders equity.

Lending and Credit Management. Interest on loans is the primary source of income for the Company. Net loans represented 57.0% of total assets as of December 31, 2002 as compared to 61.5% at December 31, 2001. The Bank’s goal is to serve the credit needs of the communities in which its offices are located. The primary focus for lending is small-to-medium sized businesses, professionals, and individuals. The Bank offers a broad base of loan products. Substantially all of the Bank’s loans are to customers located within the Bank’s service areas.

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

At December 31, the following table sets forth the composition of the Bank’s Loan Portfolio by type of loan as of the dates indicated.

	2002		2001		2000		1999		1998
Type of Loan	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$21,377	12%	$22,589	13%	$29,088	18%	$26,520	19%	$26,234	20%
Agriculture	16,196	9%	14,727	8%	14,816	9%	13,875	10%	12,402	9%
Real Estate
Construction	15,474	8%	17,885	10%	8,651	5%	7,352	5%	7,900	6%
1-4 Family	30,430	17%	29,667	17%	30,202	19%	29,776	20%	31,390	24%
Other	93,990	52%	85,024	49%	73,505	46%	59,537	43%	50,421	38%
Consumer	3,882	2%	4,061	3%	4,710	3%	3,718	3%	4,393	3%
Total Loans	$181,349		$173,953		$160,972		$140,778		$132,740
Less Deferred
Loan Fees	<470>		<611>		<542>		<584>		<614>
Less
Allowance for Credit Losses	<2,546>		<2,146>		<1,510>		<1,071>		<1,419>
Net Loans	$178,333	100%	$171,196	100%	$158,920	100%	$139,123	100%	$130,707	100%

Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans deemed to be uncollectible, or when the principal or interest payment becomes 90 days past due. At December 31, 2002 the Bank had no loans that were 90 days or more past due and still accruing interest.

The following table shows the contractual maturity of the Bank’s gross loans at December 31, 2002. Loans having no stated schedule of repayments and no stated maturity, demand loans, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, deferred loan fees and discounts, and allowance for losses on loans. The table does not reflect any estimate of prepayments, which significantly shorten the average life of all loans and may cause the Bank’s actual repayment experience to differ from that shown below.

	In Thousands

		After 1 year, but	After 5 years, but
	Within 1 year	before 5 years	before 10 years	After 10 years
Commercial	$8,649	$11,229	$1,499	$0
Agriculture	13,770	1,732	435	259
Real Estate
Construction	14,336	280	72	786
1-4 Family	4,364	4,415	5,908	15,743
Other	8,697	7,587	16,683	61,023
Consumer	598	2,926	291	67
TOTAL	$50,414	$28,169	$24,888	$77,878

The following table sets forth the dollar amount of all loans due one year or more after December 31, 2002, which have fixed interest rates and have floating or adjustable interest rates.

	In Thousands

	Fixed Rates	Floating or Adjustable Rates
Commercial	$6,970	$5,758
Agriculture	1,201	1,225
Real Estate
Construction	222	916
1-4 Family	8,209	17,857
Other	21,929	63,364
Consumer	2,040	1,244
TOTAL	$40,571	$90,364

Credit Loss Allowance and Provision. The credit loss allowance has been established to absorb losses inherent in the loan portfolio and is based on continuing quarterly assessments of the estimated probable losses. The Company uses several key factors for assessing the appropriateness of the allowance. The key factors used are:

•	The use of formulas for calculating the allowance

•	Specific allowances for identified problem loans

•	Subjective calculations

Subjective calculations take into consideration such factors as:

•	Existing economic and business conditions effecting our market areas

•	Loan growth and concentrations

•	Credit quality trends

•	Recent loss experience

•	Specific industry conditions in particular segments of the portfolio

•	Interest rate environment

•	Duration of the current business cycle

•	Bank regulatory examination results

•	Internal loan examinations

The evaluation of each factor and the overall allowance is based on a continuing assessment of problem loans, historical loss experience, and other factors, including regulatory and economic. The Bank considers historical charge-off levels in addition to existing economic conditions and other factors when establishing the allowance for loan losses.

It is Bank policy that once each quarter, Bank management makes recommendations to the Board regarding the adequacy of the Bank’s allowance for credit losses and any provision necessary to increase the allowance to the recommended level. Management’s recommendations are based on an internal loan review process to determine specific potential loss factors on classified loans, risk factor of loan grades, historical loss factors derived from actual net charge-off experience, trends in non-performing loans, and other potential risks in the loan portfolio such as industry concentration, the local economy, and the volume of loans.

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

The formula allowance is calculated by applying loss factors to outstanding loans, in each case based on the internal risk grade of those loans or groups of loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the calculated allowance. Loss factors are based on the Bank’s historical loss experience and other pertinent data and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.

Specific allowances are established where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount calculated by the formula method. At December 31, 2002, the Bank’s allowance for credit losses was $2.5 million, or 1.40% of total loans, and 1,958% of total non-performing assets, compared with an allowance for credit losses at December 31, 2001 of $2.1 million, or 1.23 % of total loans, and 208% of non-performing assets. It is the opinion of management that the allowance for credit losses at December 31, 2002 of $2.5 million is adequate.

The Bank’s allowance incorporates the results of measuring impaired loans as provided in the Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan”, and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures”. These accounting standards prescribe the measurement, income recognition and guideline concerning impaired loans.

During the Bank’s regular loan review procedures, a loan is considered to be impaired when it is probable that it will be unable to collect all amounts due according to contractual terms of the loan agreement. A loan is usually not considered to be impaired during a period of minimal delay. Such period is generally defined as less than 90 days past due. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair market value of collateral if the collateral is dependent. Impaired loans are currently measured at lower of cost or fair value. Impaired loans are charged to the allowance when management believes, following collection efforts and collateral position, that the borrower’s financial condition is such that collection of principal is not probable. Management continues to pursue collection after a loan is charged off until all possibilities for collection have been exhausted. Impaired loans totaled $1,080,000, $704,000 and $1,117,000 at December 31, 2002, 2001 and 2000, respectively. (See Note 4 to the consolidated financial statements for more information on impaired loans.)

The following table represents the composition of the allowance for credit loss.

	2002		2001		2000		1999		1998
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial	$209	12%	$333	13%	$271	18%	$203	19%	$283	20%
Agriculture	617	9%	515	8%	136	9%	108	10%	129	9%
Real Estate
Construction	158	8%	134	10%	91	5%	53	5%	85	6%
1-4 Family	444	17%	234	17%	272	19%	214	20%	340	24%
Other	1,032	52%	845	49%	695	46%	460	43%	539	38%
Consumer	86	2%	85	3%	45	3%	33	3%	43	3%

	$2,546	100%	$2,146	100%	$1,510	100%	$1,071	100%	$1,419	100%

The following table represents information with respect to non-performing loans and other assets:

	2002	2001	2000	1999	1998

Loans on non-accrual status	$130	$703	$1,117	$654	$173
Loans past due greater than 90 days	0	330	2	73	447

Total non-performing loans	130	1,033	1,119	727	620
Other real estate owned	0	0	205	0	0

Total non-performing assets	$130	$1,033	$1,324	$727	$620

Allowance for loan losses	$2,546	$2,146	$1,510	$1,071	$1,419
Allowance for loan losses/non-performing assets	1,958%	208%	114%	147%	229%
Non-performing loans/total loans	.07%	.60%	.70%	.51%	.47%
Non-performing assets/total assets	.04%	.37%	.54%	.30%	.27%

Interest income which would have been realized on non-accrual loans was not significant to the accompanying consolidated financial statements. In addition loans past due 90 days or more and still accruing interest were not significant to the accompanying consolidated financial statements.

The Company has a policy that places loans on nonaccrual status after they become 90 days past due unless the loan is well secured and in the process of collection. The Company may place loans that are not contractually past due or that are fully collateralized on nonaccrual status as a management tool to actively oversee specific loans. Loans on nonaccrual status at December 31, 2002 were approximately $130,000, $704,000 at December 31, 2001, and $1,117,000 at December 31, 2000.

The Company is not aware of any loans continuing to accrue interest at December 31, 2002 that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. Material credits about which management is aware of any information that would raise serious doubts as to the ability of such borrowers to comply with the loan repayment terms, have been fully reserved in the allowance for credit losses.

Applicable regulations require that each institution review and classify its assets on a regular basis. In addition, in connection with examinations of institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. When an institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for credit losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets. When an institution classifies problem assets as loss, it charges off the balance of the asset against the allowance for credit losses. Assets which do not currently expose the institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. The Bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the State Banking Division which can order the establishment of additional loss allowances.

The aggregate amounts of the Bank’s classified loans (as determined by the Bank), and of the Bank’s allowances for credit losses at the dates indicated, were as follows:

	At December 31,
	2002	2001	2000
	(In thousands)
Loss	$—	$—	$—
Doubtful	$—	$—	$—
Substandard	$2,133	$1,216	$1,240
Special mention	$7,161	$3,789	$4,294
Total	$9,294	$5,005	$5,534
Allowance for credit losses	$2,546	$2,146	$1,510

The Bank’s classified assets increased by $4.3 million at December 31, 2002, primarily as a result of a $3.4 million increase in loans classified as special mention and a $.9 million increase in loans classified as substandard.

Special Mention loans are loans that are currently protected, but have the potential to deteriorate to a Substandard rating. The borrower’s financial performance many be inconsistent or below forecast, creating the possibility of liquidity problems and shrinking debt service coverage. The primary source of repayment is still good but there is increasing reliance on collateral or guarantor support. Collectability of the loan is not yet in jeopardy, but there is concern about the timeliness of repayment. Assets in this category are not adversely classified and currently do not expose the Bank to sufficient risk to warrant a substandard classification. One loan in the amount of $4.4 million accounted for 61% of the total outstanding in this category at year end 2002.

Substandard loans are unacceptable business or individual loans with the normal repayment in jeopardy. The loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. There are well defined weaknesses that jeopardize the repayment of the debt. As of December 31, 2002, four loan relationships accounted for 75% of the total outstanding in this category.

For the years ended December 31, 2000 through 2002, the Company charged $454,000, $733,000, and $624,000, respectively, to its provision for credit losses.

The following table summarizes transactions in the allowance for credit losses and details the charge-offs, recoveries, and net credit losses by loan category for the last five years.

IN THOUSANDS

	2002	2001	2000	1999	1998
Allowance At Beginning of Period:	$2,146	$1,510	$1,071	$1,419	$1,201
Provision for Credit Losses	624	733	454	264	236
CHARGE-OFFS:
Commercial	105	41	24	560	28
Agriculture	0	0	0	0	0
Real Estate	0	0	0	0	0
Construction	0	0	0	0	0
1-4 Family	76	31	0	61	0
Other	0	0	1	0	0
Consumer	56	29	53	11	4
Total Charge-Offs:	$237	$101	$78	$632	$32
RECOVERIES:
Commercial	6	2	63	1	14
Agriculture	0	0	0	0	0
Real Estate	0	0	0	0	0
Construction	0	0	0	0	0
1-4 Family	6	0	0	0	0
Other	0	0	0	0	0
Consumer	1	2	0	19	0
TOTAL RECOVERIES	$13	$4	$63	$20	$14
Net Recoveries (Charge-Offs)	<224>	<97>	<15>	<612>	<18>
Balance At End Of Period	$2,546	$2,146	$1,510	$1,071	$1,419
Ratio of Net Charge-Offs to Avg. Loans Outstanding	.13%	.06%	.01%	.45%	.01%

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

The following table sets forth the interest rate sensitivity of the Bank’s assets and liabilities over various contracted repricing periods and maturities as of December 31, 2002. Certain shortcomings are inherent in the traditional gap analysis presented in the table. For instance, although certain assets and liabilities may have similar repricing periods or maturities, historically they have been proven to react in different timings and degree to changes in market interest rates. Additionally, loan repayments and early withdrawals of certificates of deposits could cause the interest sensitivities to vary from those which appear in the table.

	0 – 3	3 – 6	6 – 12	1 – 5	Over 5
December 31, 2002 (in thousands)	months	months	months	years	years	Total
INTEREST EARNING – ASSETS
Interest Bearing Deposits	$16,834	$—	$—	$—	$—	$16,834
Loans	9,664	21,518	19,232	28,162	102,303	180,879
Investments	1,995	9,540	11,490	57,976	4,214	85,215

TOTAL INTEREST – EARNING ASSETS	$28,493	$31,058	$30,722	$86,138	$106,517	$282,928
INTEREST BEARING – LIABILITIES
Demand Deposits	$42,589	$—	$—	$—	$—	$42,589
Savings Deposits	128,827	—	—	—	—	128,827
Time Deposits	21,067	15,389	11,319	8,161	11	55,947
REPO’S	48,059	—	—	—	—	48,059
Other Borrowings	1,871	—	—	—	—	1,871

TOTAL INTEREST-BEARING LIABILITIES	$242,413	$15,389	$11,319	$8,161	$11	$277,293
	$(213,920)	$15,669	$19,403	$77,977	$106,506	$5,635
CUMULATIVE INTEREST RATE SENSITIVITY GAP
	$(213,920)	$(198,251)	$(178,848)	$(100,871)	$5,635

CUMULATIVE GAP AS A PERCENT OF TOTAL EARNING ASSETS	(75.61)%	(70.07)%	(63.21)%	(35.65)%	1.99%

On a straight gap measurement of interest rate sensitivity, the Company is asset sensitive. Using the financial model with historical timings and degree of market rate change effecting the components of the balance sheet, the Company is very slightly asset sensitive. The Company will see little effect on its equity in either a rising or declining interest rate environment based on the balance sheet as of December 31, 2002. Management strives to maintain a balanced interest sensitivity position.

The Company sensitivity to gains or losses in future earnings due to hypothetical increases or decreases in the Fed Funds rate as measured by its financial model are as follows.

Increase in	Net Interest	Decrease in	Net Interest
Interest Rates	Margin Change	Interest Rates	Margin Change
+1%	$(332)	-.5%	$77
+2%	$(665)	-1%	$155

Rate increases will generally decrease the Company’s equity, while rate decreases will generally increase equity.

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

2.     Changes in Market Interest Rates. Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. With any further declines in interest rates, our ability to proportionately decrease the rates on our deposit sources may not be possible due to competitive pressures. This may result in a larger decrease in our interest rate spread. Although we believe our current level of interest rate sensitivity is reasonable, significant decreases in interest rates may have an adverse effect on our business, financial condition and results of operations. Should interest rates increase in 2003, our interest rate spread could be expected to improve.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited consolidated financial statements and regulated documents are set forth in this Annual Report on Form 10-K on the pages indicated:

Independent Auditor’s Report

Board of Directors
Citizens Bancorp
Corvallis, Oregon

We have audited the accompanying consolidated balance sheets of Citizens Bancorp and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Bancorp and Subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

Tacoma, Washington
January 17, 2003

McGladrey & Pullen, LLP is an independent member firm of
RSM International, an affiliation of independent accounting
and consulting firms.

Independent Auditor’s Report

Board of Directors
Citizens Bancorp
Corvallis, Oregon

We have audited the accompanying consolidated statements of income, shareholders’ equity and cash flows of Citizens Bancorp and Subsidiary for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Citizens Bancorp and Subsidiary for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Knight Vale & Gregory PLLC

Tacoma, Washington
January 11, 2001

McGladrey & Pullen, LLP is an independent member firm of
RSM International, an affiliation of independent accounting
and consulting firms.

Consolidated Balance Sheets
(Dollars in Thousands)

Citizens Bancorp and Subsidiary
December 31, 2002 and 2001

	2002	2001
Assets
Cash and due from banks	$17,722	$15,054
Interest bearing deposits at other financial institutions	16,834	11,717
Securities available for sale	74,178	56,932
Securities held to maturity (fair value $11,571 and $10,244)	11,037	10,051
Federal Home Loan Bank stock, at cost	373	846
Loans	180,879	173,342
Allowance for credit losses	2,546	2,146
Net loans	178,333	171,196
Premises and equipment	5,948	5,464
Accrued interest receivable	2,356	2,087
Cash value of life insurance	3,769	3,552
Other assets	2,089	1,630
Total assets	$312,639	$278,529
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand	$42,589	$40,533
Savings and interest-bearing demand	128,827	118,331
Time	55,947	72,957
Total deposits	227,363	231,821
Short-term borrowings	49,930	14,580
Accrued interest payable	94	209
Other liabilities	2,922	2,395
Total liabilities	280,309	249,005
Commitments and Contingencies	—	—
Shareholders’ Equity
Common stock (no par value); authorized 10,000,000 shares; issued and outstanding: 2002 - 4,084,210 shares; 2001 - 4,105,308 shares	19,459	19,785
Retained earnings	12,498	9,478
Accumulated other comprehensive income	373	261
Total shareholders’ equity	32,330	29,524
Total liabilities and shareholders’ equity	$312,639	$278,529

     See notes to consolidated financial statements.

Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Amounts)

Citizens Bancorp and Subsidiary
Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Interest Income
Loans	$14,428	$15,075	$14,470
Federal funds sold and deposits in banks	298	507	256
Securities:
Taxable	2,386	2,777	3,333
Tax-exempt	463	396	377
Total interest income	17,575	18,755	18,436
Interest Expense
Deposits	2,770	5,184	5,564
Short-term borrowings	552	490	657
Long-term borrowings	—	—	20
Total interest expense	3,322	5,674	6,241
Net interest income	14,253	13,081	12,195
Provision for Credit Losses	624	733	454
Net interest income after provision for credit losses	13,629	12,348	11,741
Non-Interest Income
Service charges on deposit accounts	1,623	1,558	1,247
Gains on sales of securities available for sale	100	306	—
Earnings on life insurance policies	217	52	—
BankCard income	1,395	1,204	1,157
Other	438	276	268
Total non-interest income	3,773	3,396	2,672
Non-Interest Expense
Salaries and employee benefits	5,500	4,974	4,527
Occupancy	739	704	643
Furniture and equipment	694	732	703
BankCard expense	1,034	944	940
Other	1,826	1,827	1,774
Total non-interest expense	9,793	9,181	8,587
Income before income taxes	7,609	6,563	5,826
Income Taxes	2,751	2,535	2,214
Net income	$4,858	$4,028	$3,612
Earnings Per Share
Basic and diluted	$1.18	$.97	$.87

     See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity
(Dollars in Thousands)

Citizens Bancorp and Subsidiary
Years Ended December 31, 2002, 2001 and 2000

				Accumulated
	Shares of			Other
	Common	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 1999	4,124,091	$19,868	$4,849	($375)	$24,342
Comprehensive income:
Net income	—	—	3,612	—	3,612
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	382	382
Comprehensive income					3,994
Cash dividend reinvestment ($16.08 per share)	13,539	217	—	—	217
Cash dividends declared ($.36 per share)	—	—	(1,490)	—	(1,490)
Balance at December 31, 2000	4,137,630	20,085	6,971	7	27,063
Comprehensive income:
Net income	—	—	4,028	—	4,028
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	254	254
Comprehensive income					4,282
Cash dividend reinvestment ($10.97 per share)	51,869	569	—	—	569
Cash dividends declared ($.37 per share)	—	—	(1,521)	—	(1,521)
Stock repurchased	(84,191)	(869)	—	—	(869)
Balance at December 31, 2001	4,105,308	19,785	9,478	261	29,524

(continued)

     See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity
(concluded) (Dollars in Thousands)

Citizens Bancorp and Subsidiary
Years Ended December 31, 2002, 2001 and 2000

				Accumulated
	Shares of			Other
	Common	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2001	4,105,308	$19,785	$9,478	$261	$29,524
Comprehensive income:
Net income	—	—	4,858	—	4,858
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	112	112
Comprehensive income					4,970
Cash dividend reinvestment ($10.47 per share)	61,589	645	—	—	645
Cash dividends declared ($.45 per share)	—	—	(1,838)	—	(1,838)
Stock repurchased	(82,811)	(972)	—	—	(972)
Options exercised	124	1	—	—	1
Balance at December 31, 2002	4,084,210	$19,459	$12,498	$373	$32,330

     See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Dollars in Thousands)

Citizens Bancorp and Subsidiary
Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash Flows from Operating Activities
Net income	$4,858	$4,028	$3,612
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	624	733	454
Depreciation and amortization	575	684	622
Deferred income tax (benefit)	(225)	(194)	122
Gains on sales of securities available for sale	(100)	(306)	—
Gains on sales of foreclosed real estate	—	(133)	—
Earnings on life insurance policies	(217)	(52)	—
Stock dividends received	(54)	(54)	(51)
(Increase) decrease in interest receivable	(269)	55	(110)
Increase (decrease) in interest payable	(115)	(14)	16
Other - net	38	206	(222)
Net cash provided by operating activities	5,115	4,953	4,443
Cash Flows from Investing Activities
Net increase in interest bearing deposits in banks	(5,117)	(6,273)	(2,574)
Activity in securities available for sale:
Sales	8,120	7,978	2,001
Maturities, prepayments and calls	40,475	37,000	22,000
Purchases	(65,881)	(50,773)	(13,990)
Activity in securities held to maturity:
Maturities, prepayments and calls	630	550	605
Purchases	(1,602)	(2,283)	(496)
Redemption of Federal Home Loan Bank stock	527	—	—
Increase in loans made to customers, net of principal collections	(7,620)	(13,078)	(18,876)
Purchases of premises and equipment	(1,024)	(860)	(544)
Proceeds from sales of foreclosed real estate	—	365	—
Additions to foreclosed real estate	—	(27)	—
Purchase of life insurance policies	—	(3,500)	—
Net cash used in investing activities	(31,492)	(30,901)	(11,874)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	(4,458)	30,861	6,610
Net increase (decrease) in short-term borrowings	35,350	713	(1,710)
Repayment of long-term borrowings	—	—	(2,973)
Exercise of stock options	1	—	—
Cash dividends paid	(876)	(921)	(1,268)
Repurchase of common stock	(972)	(869)	—
Net cash provided by financing activities	29,045	29,784	659
Net increase (decrease) in cash and due from banks	2,668	3,836	(6,772)
Cash and Due from Banks
Beginning of year	15,054	11,218	17,990
End of year	$17,722	$15,054	$11,218

     (continued)

     See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(concluded) (Dollars in Thousands)

Citizens Bancorp and Subsidiary
Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Supplemental Disclosures of Cash Flow Information
Interest paid	$3,437	$5,688	$6,226
Income taxes paid	2,345	2,661	2,185
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	$112	$254	$382
Dividend reinvestment	645	569	217
Foreclosed real estate acquired in settlement of loans	—	—	(205)

     See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2002 and 2001

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Citizens Bancorp (the Company) and its wholly owned subsidiary, Citizens Bank (the Bank). All significant intercompany transactions and balances have been eliminated.

Nature of Operations

The Company is a financial holding company which operates primarily through its subsidiary, the Bank. The Bank operates eleven branches located in Benton, Lane, Polk, Yamhill and Linn Counties in western Oregon. The Bank provides loan and deposit services to customers who are predominately small- and medium-sized businesses in western Oregon.

Consolidated Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and practices within the banking industry. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the balance sheet, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and the valuation of deferred tax assets and foreclosed real estate.

Certain prior year amounts have been reclassified, with no change to shareholders’ equity or net income, to conform to the 2002 presentation. All dollar amounts, except per share information, are stated in thousands.

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
December 31, 2002 and 2001

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

Generally the accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when they are past due 90 days as to either principal or interest, unless they are well secured and in the process of collection. When interest accrual is discontinued, all unpaid accrued interest is reversed against current income. If management determines that the ultimate collectibility of principal is in doubt, cash receipts on nonaccrual loans are applied to reduce the principal balance on a cash-basis method, until the loans qualify for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment of the yield of the related loan.

Allowance for Credit Losses

The allowance for credit losses is maintained at a level considered adequate to provide for probable losses on existing loans based on evaluating known and inherent risks in the loan portfolio. The allowance is reduced by loans charged off, and increased by provisions charged to earnings and recoveries on loans previously charged off. The allowance is based on management’s periodic, systematic evaluation of factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, the estimated value of any underlying collateral, internal loan grades, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses the best information available to make its estimates, future adjustments to the allowance may be necessary if there is a significant change in economic conditions.

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
December 31, 2002 and 2001

Note 1 - Summary of Significant Accounting Policies (continued)

Allowance for Credit Losses (concluded)

When management determines that it is probable that a borrower will be unable to repay all amounts due according to the terms of the loan agreement, including scheduled interest payments, the loan is considered impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls are generally not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed. The amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, when the primary source of repayment is provided by real estate collateral, at the fair value of the collateral less estimated selling costs. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2002 and 2001

Note 1 - Summary of Significant Accounting Policies (continued)

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

Cash Equivalents and Cash Flows

For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “Cash and due from banks.” Cash flows from interest bearing deposits at other banks, loans, deposits, and short-term borrowings are reported at net.

The Bank maintains its cash in depository institution accounts which, at times, may exceed federally insured limits. The Bank has not experienced any losses in such accounts.

Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments disclosed in these financial statements:

Cash and Interest Bearing Balances at Other Financial Institutions

The carrying amounts of cash and interest bearing balances at other financial institutions approximate their fair value.

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

Deposit Liabilities

The fair value of deposits with no stated maturity date is included at the amount payable on demand. The fair value of fixed rate certificates of deposit is estimated using a discounted cash flow calculation based on interest rates currently being offered on similar certificates.

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2002 and 2001

Note 1 - Summary of Significant Accounting Policies (continued)

Fair Values of Financial Instruments (concluded)

Short-Term Borrowings

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

Off-Balance Sheet Instruments

The fair value of commitments to extend credit and standby letters of credit was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customers. Since the majority of the Bank’s off-balance sheet instruments consist of non-fee producing, variable-rate commitments, the Bank has determined they do not have a distinguishable fair value.

Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company’s stock option plan. In 2001, the effect of the options on earnings per share was anti-dilutive.

Stock-Based Compensation

At December 31, 2002, the Company has an employee stock-based employee compensation plan, which is described more fully in Note 14. The Company accounts for this plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 for the years ending December 31:

	2002	2001	2000
Net income, as reported	$4,858	$4,028	$3,612
Less total stock-based compensation expense determined under fair value method for all qualifying awards	(106)	(72)	(28)
Pro forma net income	$4,752	$3,956	$3,584

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2002 and 2001

Note 1 - Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (concluded)

	2002	2001	2000
Earnings per share:
Basic and diluted:
As reported	$1.18	$.97	$.87
Pro forma	1.16	.95	.87

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for all fiscal years beginning after June 15, 2002. The Company does not anticipate that the adoption of SFAS No. 143 will have a material effect on its financial position or results of operations.

In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, and APB Opinion No. 28, Interim Financial Reporting, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement does not require any change from the method currently used by the Company to account for stock-based compensation, but does require more prominent disclosure in the annual and interim financial statements about the method of accounting for such compensation and the effect of the method used on reported results. This Statement was effective for years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 in the accompanying financial statements; and accordingly, the disclosure requirements are set forth above in the Stock Based Compensation section.

The Financial Accounting Standards Board has issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of these provisions of the Interpretation is not expected to have a material impact on the Company’s consolidated financial statements. The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been adopted in the consolidated financial statements for December 31, 2002, with no additional disclosure required.

Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank. The amounts of such balances for the years ended December 31, 2002 and 2001 were approximately $1,351 and $602, respectively.

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2002 and 2001

Note 3 - Securities

Securities have been classified according to management’s intent. The carrying amount of securities and their approximate fair values were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale
December 31, 2002
U.S. Government and agency securities	$73,566	$622	($10)	$74,178
December 31, 2001
U.S. Government and agency securities	$56,504	$579	($151)	$56,932
Securities Held to Maturity
December 31, 2002
State and municipal securities	$11,037	$534	$—	$11,571
December 31, 2001
State and municipal securities	$10,051	$212	($19)	$10,244

The contractual maturities of securities held to maturity and available for sale at December 31, 2002 are as follows:

	Held to Maturity		Available for Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$1,636	$1,670	$21,130	$21,389
Due from one year to five years	5,187	5,460	52,436	52,789
Due from five to ten years	4,214	4,441	—	—
Due after ten years	—	—	—	—
Total	$11,037	$11,571	$73,566	$74,178

Securities carried at approximately $60,165 at December 31, 2002 and $35,290 at December 31, 2001 were pledged to secure public deposits and repurchase agreements, and for other purposes required or permitted by law.

Gross realized gains on sales of securities available for sale were $100 and $306 for the years ended December 31, 2002 and 2001, respectively. There were no gross losses realized in 2002 or 2001.

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2002 and 2001

Note 4 - Loans

Loans at December 31 consist of the following:

	2002	2001
Agriculture	$16,196	$14,727
Commercial	21,377	22,589
Real estate:
Residential 1-4 family	30,430	29,667
Construction	15,474	17,885
Commercial and other	93,990	85,024
Consumer	3,882	4,061
	181,349	173,953
Less net deferred loan origination fees	470	611
Total loans	$180,879	$173,342

Changes in the allowance for credit losses for the years ended December 31 are as follows:

	2002	2001	2000
Balance at beginning of year	$2,146	$1,510	$1,071
Provision for credit losses	624	733	454
Charge-offs	(237)	(101)	(78)
Recoveries	13	4	63
Net charge-offs	(224)	(97)	(15)
Balance at end of year	$2,546	$2,146	$1,510

Following is a summary of information pertaining to impaired loans:

	2002	2001	2000
December 31
Impaired loans without a valuation allowance	$1,008	$632	$1,001
Impaired loans with a valuation allowance	72	72	116
Total impaired loans	$1,080	$704	$1,117
Valuation allowance related to impaired loans	$55	$34	$42
Years Ended December 31
Average investment in impaired loans	$220	$463	$686
Interest income recognized on a cash basis on impaired loans	—	—	—

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2002 and 2001

Note 4 - Loans (concluded)

At December 31, 2002, there were no commitments to lend additional funds to borrowers whose loans had been modified. Loans 90 days and over past due still accruing interest were $330 and $2 at December 31, 2001 and 2000, respectively. There were no loans 90 days and over past due still accruing interest at December 31, 2002.

Certain related parties of the Company, principally Company directors, their associates and key officers, were loan customers of the Bank in the ordinary course of business during 2002 and 2001. Total loans outstanding at December 31, 2002 and 2001 to key officers and directors were $4,142 and $4,654, respectively. During 2002, advances totaled $975 and repayments totaled $1,487 on these loans.

Note 5 - Premises and Equipment

The components of premises and equipment at December 31 are as follows:

	2002	2001
Land and buildings	$7,421	$7,065
Furniture and equipment	2,689	2,561
Construction in progress	606	143
	10,716	9,769
Less accumulated depreciation and amortization	4,768	4,305
Total premises and equipment	$5,948	$5,464

The Bank leases branch premises under operating leases which expire at various dates through January 31, 2020. Rental expense for leased premises was $160, $147 and $138 for 2002, 2001 and 2000, respectively, which is included in occupancy expense.

Minimum net rental commitments under noncancellable leases having an original or remaining term of more than one year for future years ending December 31 are as follows:

2003	$129
2004	69
2005	70
2006	62
2007	59
Thereafter	1,277
Total minimum payments required	$1,666

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2002 and 2001

Note 6 - Deposits

The composition of deposits at December 31 is as follows:

	2002	2001
Demand deposits, non-interest bearing	$42,589	$40,533
NOW and money market accounts	117,358	105,937
Savings deposits	11,469	12,394
Time certificates, $100,000 or more	19,808	29,689
Other time certificates	36,139	43,268
Total	$227,363	$231,821

Scheduled maturities of certificates of deposit for future years ending December 31 are as follows:

2003	$48,995
2004	5,001
2005	1,270
2006	275
2007	395
Thereafter	11
$55,947

Note 7 - Short-Term Borrowings

Securities sold under agreements to repurchase, federal funds purchased, and treasury tax and loan deposits represent short-term borrowings with maturities which do not exceed 90 days. The following is a summary of such short-term borrowings for the years ended December 31:

	2002	2001	2000
Average balance during the year	$29,430	$17,172	$16,407
Average interest rate during the year	1.9%	2.8%	4.1%
Maximum month-end balance during the year	49,930	19,070	17,864
Balance at December 31:
Securities sold under agreement to repurchase	$48,059	$14,298	$13,867
Other	1,871	282	1,216
Weighted average interest rate at December 31	1.9%	1.8%	3.9%

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2002 and 2001

Note 8 - Employee Benefits

Effective January 1, 2002, the Bank terminated its 401(a) plan, and adopted a 401(k) plan. The Bank’s 401(k) profit sharing plan covers substantially all employees who have completed one year or more of service. Contributions to the 401(k) profit sharing plan consist of employer contributions (up to a maximum of 15% of employee salaries), which are at the discretion of the Board of Directors. Total contributions by the Bank to this plan in 2002 were $360. Total contributions to the 401(a) plan in 2001 and 2000 were $377 and $360, respectively.

The Company has a discretionary bonus plan for all employees. The amount of the bonus paid is determined at the end of the year by the Board of Directors. The Company paid bonuses of $265, $240 and $170 for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 9 - Income Taxes

Income taxes are comprised of the following for the years ended December 31:

	2002	2001	2000
Current:
Federal	$2,480	$2,251	$1,711
State	496	478	381
Deferred (benefit)	(225)	(194)	122
Total income taxes	$2,751	$2,535	$2,214

The following is a reconciliation between the statutory and the effective federal income tax rates for the years ended December 31:

	2002		2001		2000
		Percent		Percent		Percent
		of Pre-tax		of Pre-tax		of Pre-tax
	Amount	Income	Amount	Income	Amount	Income
Income tax at statutory rates	$2,663	35.0%	$2,297	35.0%	$2,039	35.0%
Increase (decrease) resulting from:
Tax-exempt income	(154)	(2.0)	(114)	(1.7)	(113)	(1.9)
State income taxes, net of federal income tax effect	322	4.2	317	4.8	253	4.3
Earnings on life insurance policies	(74)	(1.0)	(18)	(.3)	—	—
Other	(6)	—	53	.8	35	.6
Total income tax expense	$2,751	36.2%	$2,535	38.6%	$2,214	38.0%

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2002 and 2001

Note 9 - Income Taxes (concluded)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are:

	2002	2001	2000
Deferred Tax Assets
Allowance for credit losses	$938	$789	$589
Deferred compensation	75	30	33
Other	—	1	4
Total deferred tax assets	1,013	820	626
Deferred Tax Liabilities
Accumulated depreciation	(39)	(4)	(15)
Deferred income	(66)	(133)	(122)
Unrealized gain on securities available for sale	(239)	(167)	(5)
Total deferred tax liabilities	(344)	(304)	(142)
Net deferred tax assets	$669	$516	$484

Net deferred tax assets are included in other assets on the balance sheets.

Note 10 - Commitments and Contingencies

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

	2002	2001
Commitments to extend credit:
Real estate secured	$8,133	$2,140
Other	26,122	23,787
Total commitments to extend credit	$34,255	$25,927
Standby letters of credit	$2,300	$2,537

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2002 and 2001

Note 10 - Commitments and Contingencies (concluded)

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

The Bank has a credit facility with the Federal Home Loan Bank of Seattle (FHLB) totaling 15% of assets. There were no borrowings outstanding at December 31, 2002, 2001 or 2000.

The Bank has agreements with commercial banks for lines of credit totaling $9,000, none of which was used at December 31, 2002 and 2001.

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

Note 11 - Significant Concentrations of Credit Risk

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

Note 12 - Cash Dividend Reinvestment Plan

In July 1997, the Company instituted a dividend reinvestment plan which allows for 50% or 100% of the cash dividends to be reinvested in shares of Company common stock based upon shareholder election. Under the plan, 1,575,000 shares are authorized for dividend reinvestment, of which 214,213 shares have been issued through December 31, 2002.

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2002 and 2001

Note 13 - Stock Options

Employee Stock Option Plan

Under the Company’s qualified incentive stock option plan, the Company may grant incentive options for up to 4% of issued and outstanding shares of its common stock to certain key employees (as of December 31, 2002, 49,768 shares remain available for grant). The exercise price of each option equals the fair market value of the Company’s stock on the date of grant, and an option’s maximum term is ten years. All options granted vest over a four-year period at 25% per year.

The fair value of each option grant is estimated on the date of grant, based on the Black-Scholes option pricing model and using the following weighted-average assumptions:

	2002	2001	2000
Dividend yield	3.00%	2.55%	3.09%
Expected life	10 years	10 years	10 years
Risk-free interest rate	4.13%	5.15%	5.24%
Expected volatility	24%	17%	13%

The weighted average fair value of options granted during 2002, 2001 and 2000 was $6.32, $4.80 and $3.99, respectively.

A summary of the status of the Company’s stock option plan as of December 31, 2002, 2001 and 2000, and changes during the years ending on those dates, is presented below:

	2002		2001		2000
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	82,000	$13.16	46,000	$12.08	14,500	$13.00
Granted	36,125	12.50	36,500	14.50	31,500	11.65
Forfeited	(4,525)	13.17	(500)	11.50	—	—
Exercised	(124)	11.50	—	—	—	—
Outstanding at end of year	113,476	$12.95	82,000	$13.16	46,000	$12.08
Options exercisable at year-end	33,370	$12.80	15,000	$12.30	3,625	$13.00

The following summarizes information about stock options outstanding and exercisable at December 31, 2002:

		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$11.00 - $12.50	63,001	9.2	$12.07	13,376	$11.50
$13.00 - $14.50	50,475	8.4	$14.05	19,994	$13.67

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2002 and 2001

Note 14 - Supplemental Executive Retirement Plan

In October 2001, the Company adopted a Supplemental Executive Retirement Plan (SERP) covering certain management personnel. The post-retirement benefit provided by the SERP is designed to supplement a participating officer’s retirement benefits from social security, in order to provide the officer with a certain percentage of final average income at retirement age. Compensation expense related to this plan totaled $101 and $23 in 2002 and 2001, respectively.

Benefits to employees may be funded by life insurance policies, which had a cash surrender value of $3,769 and $3,552 at December 31, 2002 and 2001, respectively. Liabilities to employees, which will be accrued over their expected time to retirement, were $124 and $23 at December 31, 2002 and 2001, respectively.

Note 15 - Stock Purchase Plan

In July 2001, the Company initiated a stock repurchase plan for the purchase of 209,475 shares of its common stock, which has not been completed as of December 31, 2001. As of December 31, 2002, 167,002 shares had been repurchased. The plan will remain in place until all the authorized shares have been repurchased.

Note 16 - Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines on the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2002, that the Company and the Bank meet all capital requirements to which they are subject.

As of December 31, 2002, the most recent notification from the Bank’s regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2002 and 2001

Note 16 - Regulatory Matters (concluded)

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table:

					To be Well Capitalized
					Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2002
Tier 1 capital (to average assets):
Consolidated	$31,847	10.25%	$12,463	4.00%	N/A	N/A
Bank	31,779	10.23	12,463	4.00	$15,539	5.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	31,847	15.24	8,359	4.00	N/A	N/A
Bank	31,779	15.21	8,359	4.00	12,535	6.00
Total capital (to risk-weighted assets):
Consolidated	34,393	16.46	16,718	8.00	N/A	N/A
Bank	34,325	16.43	16,718	8.00	20,891	10.00
December 31, 2001
Tier 1 capital (to average assets):
Consolidated	$29,113	10.48%	$11,153	4.00%	N/A	N/A
Bank	28,979	10.46	11,085	4.00	$13,856	5.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	29,113	15.08	7,736	4.00	N/A	N/A
Bank	28,979	15.01	7,722	4.00	11,583	6.00
Total capital (to risk-weighted assets):
Consolidated	31,259	16.19	15,472	8.00	N/A	N/A
Bank	31,125	16.12	15,444	8.00	19,305	10.00

Restrictions on Retained Earnings

At December 31, 2002, there were no restrictions on the Company’s or the Bank’s retained earnings regarding payment of dividends.

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2002 and 2001

Note 17 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - December 31

	2002	2001
Assets
Cash	$1,850	$1,633
Investment in Bank	32,262	29,390
Other	56	22
Total assets	$34,168	$31,045
Liabilities and Shareholders’ Equity
Liabilities
Dividends payable	$1,838	$1,521
Shareholders’ Equity	32,330	29,524
Total liabilities and shareholders’ equity	$34,168	$31,045

Condensed Statements of Income - Years Ended December 31

	2002	2001	2000
Income
Dividend income from Bank	$2,742	$2,339	$1,628
Expenses
Amortization and other expense	100	110	93
Income before income tax benefit	2,642	2,229	1,535
Income Tax Benefit	34	42	47
Income before equity in undistributed income of subsidiary	2,676	2,271	1,582
Equity in Undistributed Income of Subsidiary	2,182	1,757	2,030
Net income	$4,858	$4,028	$3,612

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2002 and 2001

Note 17 - Condensed Financial Information - Parent Company Only (concluded)

Condensed Statements of Cash Flows - Years Ended December 31

	2002	2001	2000
Cash Flows from Operating Activities
Net income	$4,858	$4,028	$3,612
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	—	2	6
Equity in undistributed income of subsidiary	(2,182)	(1,757)	(2,030)
Other - net	33	127	2
Net cash provided by operating activities	2,709	2,400	1,590
Cash Flows from Investing Activities
Investment in Bank	(645)	(569)	(217)
Cash Flows from Financing Activities
Cash dividends paid	(876)	(921)	(1,268)
Exercise of stock options	1	—	—
Repurchase of common stock	(972)	(869)	—
Net cash used in financing activities	(1,847)	(1,790)	(1,268)
Net increase in cash	217	41	105
Cash
Beginning of year	1,633	1,592	1,487
End of year	$1,850	$1,633	$1,592

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2002 and 2001

Note 18 - Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments at December 31 were as follows:

	2002		2001
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks, interest bearing deposits with banks	$34,856	$34,856	$26,771	$26,771
Securities available for sale	74,178	74,178	56,932	56,932
Securities held to maturity	11,037	11,571	10,051	10,244
Federal Home Loan Bank stock	373	373	846	846
Loans receivable, net	178,333	180,050	171,196	171,557
Accrued interest receivable	2,356	2,356	2,087	2,087
Financial Liabilities
Deposits	$227,363	227,609	$231,821	$232,334
Short-term borrowings	49,930	49,930	14,580	14,580
Accrued interest payable	94	94	209	209

The Bank assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Bank’s financial instruments will change when interest rate levels change, and that change may either be favorable or unfavorable to the Bank. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities, and attempts to minimize interest rate risk by adjusting terms of new loans and deposits, and by investing in securities with terms that mitigate the Bank’s overall interest rate risk.

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2002 and 2001

Note 19 - Comprehensive Income

Net unrealized gains and losses are as follows for the years ended December 31:

	Before-Tax	Tax	Net-of-Tax
	Amount	Expense	Amount
2002
Unrealized holding gains arising during the year	$284	$109	$175
Less reclassification adjustments for gains realized in net income	(100)	(37)	(63)
Net unrealized gains	$184	$72	$112
2001
Unrealized holding gains arising during the year	$722	$282	$440
Less reclassification adjustments for gains realized in net income	(306)	(120)	(186)
Net unrealized gains	$416	$162	$254
2000
Unrealized holding gains arising during the year	$686	$304	$382
Less reclassification adjustments for gains realized in net income	—	—	—
Net unrealized gains	$686	$304	$382

Note 20 — Earnings Per Share Disclosures

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated.

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2002
Basic earnings per share:
Net income	$4,858	4,111,118	$1.18
Effect of dilutive securities:
Options	—	1,821	—
Diluted earnings per share:
Net income	$4,858	4,112,939	$1.18

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2002 and 2001

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2001
Basic earnings per share:
Net income	$4,028	4,159,507	$.97
Effect of dilutive securities:
Options	—	—	—
Diluted earnings per share:
Net income	$4,028	4,159,507	$.97
Year Ended December 31, 2000
Basic earnings per share:
Net income	$3,612	4,135,887	$.87
Effect of dilutive securities:
Options	—	1,481	—
Diluted earnings per share:
Net income	$3,612	4,137,368	$.87

Note 21 - Quarterly Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2002
Interest income	$4,317	$4,410	$4,492	$4,356
Interest expense	(900)	(828)	(847)	(747)
Net interest income	3,417	3,582	3,645	3,609
Provision for credit losses	(63)	(84)	(167)	(310)
Noninterest income	799	996	1,017	961
Noninterest expenses	(2,278)	(2,516)	(2,399)	(2,600)
Income before income taxes	1,875	1,978	2,096	1,660
Income taxes	(753)	(657)	(750)	(591)
Net income	$1,122	$1,321	$1,346	$1,069
Basic and Diluted Earnings Per Common Share	$.27	$.32	$.33	$.26

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary December 31, 2002 and 2001

Note 21 - Quarterly Data (Unaudited) (concluded)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2001
Interest income	$4,685	$4,749	$4,730	$4,591
Interest expense	(1,641)	(1,528)	(1,408)	(1,097)
Net interest income	3,044	3,221	3,322	3,494
Provision for credit losses	(123)	(123)	(123)	(364)
Noninterest income	741	753	775	1,127
Noninterest expenses	(2,238)	(2,292)	(2,286)	(2,365)
Income before income taxes	1,424	1,559	1,688	1,892
Income taxes	(478)	(628)	(710)	(719)
Net income	$946	$931	$978	$1,173
Basic and Diluted Earnings Per Common Share	$.23	$.22	$.24	$.28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included in the Company’s definitive proxy statement for its annual meeting of shareholders scheduled for April 15, 2003 and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION AND REPORT OF COMMITTEES

The information required by this item is included in the Company’s definitive proxy statement for its annual meeting of shareholders scheduled for April 15, 2003 and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included in the Company’s definitive proxy statement for its annual meeting of shareholders scheduled for April 15, 2003 and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included in the Company’s definitive proxy statement for its annual meeting of shareholders scheduled for April 15, 2003 and is incorporated herein by this reference.

ITEM 14. CONTROLS AND PROCEDURES

Based on their most recent evaluation which was completed within 90 days of the filing of this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

3(i)	Articles of Incorporation. (Regulation S-K, Item 601, Exhibit Table Item (3)). The Company’s Articles of Incorporation, as amended, are attached as Exhibit 3(i) to the Company’s Form 10-Q for the period ending June 30, 1999 and are incorporated herein by this reference.

3(ii)	Bylaws. (Regulation S-K, Item 601, Exhibit Table Item (3)). The Company’s Bylaws are attached as Exhibit 3(ii) to the Company’s Form 10-K for the year ending December 31, 2002 and are incorporated herein by this reference.

10.1	Incentive Stock Option Plan. (Regulation S-K, Item 601, Exhibit Table Item (10)). The Company’s Incentive Stock Option Plan is attached as Exhibit 99.1 to the Company’s Form S-8 filed with the Securities and Exchange Commission on June 23, 1999 and is incorporated herein by this reference.

10.2	Stock Bonus Plan. (Regulation S-K, Item 601, Exhibit Table Item (10)). The Company’s Stock Bonus Plan is attached as Exhibit 99.2 to the Company’s Form S-8 filed with the Securities and Exchange Commission on June 23, 1999 and is incorporated herein by this reference.

21.1	List of Subsidiaries. (Regulation S-K, Item 601, Exhibit Table Item (21)). Attached hereto is a list of the Company’s subsidiaries as of December 31, 2002.

(b)	Financial Statements.

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

(c)	Reports on Form 8-K.

None

23.1	Consent of McGladrey & Pullen LLP (Regulation S-K, Item 601, Exhibit Table Item (23))

23.2	Consent of Knight Vale & Gregory PLLC (Regulation S-K, Item 601, Exhibit Table Item (23))

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 26th day of March, 2003.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March 2003.

PRINCIPAL EXECUTIVE OFFICER:

/s/ William V. Humphreys William V. Humphreys

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ Lark E. Wysham Lark E. Wysham

DIRECTORS:

/s/ Jock Gibson

Jock Gibson

/s/ Rosetta C. Venell

Rosetta C. Venell

/s/ Sidney A. Huwaldt

Sidney A. Huwaldt

/s/ Duane L. Sorensen

Duane L. Sorensen

/s/ William V. Humphreys

William V. Humphreys

/s/ James E. Richards

James E. Richards

/s/ Scott A. Fewel

Scott A. Fewel

/s/ Eric C. Thompson

Eric C. Thompson

CERTIFICATION REQUIRED
BY RULES 13a-14 AND 15d-14 UNDER THE
SECURITIES AND EXCHANGE ACT OF 1934

CERTIFICATIONS

     I, William V. Humphreys, President and Chief Executive Officer of Citizens Bancorp (the “Company”), certify that:

     1.     I have reviewed this annual report on Form 10-K of the Company;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     4.     The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including any consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

     6.     The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003.

/s/ William V. Humphreys William V. Humphreys President and Chief Executive Officer

CERTIFICATION REQUIRED
BY RULES 13a-14 AND 15d-14 UNDER THE
SECURITIES AND EXCHANGE ACT OF 1934

I, Lark E. Wysham, Senior Vice President and Chief Financial Officer of Citizens Bancorp (the “Company”), certify that:

     1.     I have reviewed this annual report on Form 10-K of the Company;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     4.     The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including any consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

     6.     The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003.

/s/ Lark E. Wysham Lark E. Wysham Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT		PAGE

1.	Exhibits Incorporated Reference.
	The following exhibits are incorporated in this Form 10-K by reference as described in Part IV above.
	3(i) Articles of Incorporation, as amended.
	10.1 Incentive Stock Option Plan.
	10.2 Stock Bonus Plan.
2.	Exhibits Attached.
	3(ii) Bylaws. (Regulation S-K, Item 601, Exhibit Table Item (3)). The Company’s Bylaws are attached to this Form 10-K as Exhibit 3(ii).	79
21.1	List of Subsidiaries	84
23.1	Consent of McGladrey & Pullen LLP	85
23.2	Consent of Knight Vale & Gregory PLLC	86
99.1	Certification of Chief Executive Officer and Chief Financial Officer	87