Form 10-Q
period 2003-03-31
CITIZENS BANCORP/OR
filed 2003-05-13
CIK 1048575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒    NO    ☐

Indicate whether the Registrant is an accelerated filer as defined by Exchange Act Rule 12b-2. YES    ☐    NO    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,150,275 shares as of April 30, 2003, no par value.

CITIZENS BANCORP
FORM 10-Q
MARCH 31, 2003
INDEX

Page
Reference

PART I
ITEM 1. – FINANCIAL INFORMATION – UNAUDITED
Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	1
Condensed Consolidated Statements of Income for the three months ended March 31, 2003 and 2002	2
Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2003 and 2002	3
Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2003 and 2002	4
Notes to Consolidated Financial Statements	5 – 6
ITEM 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations	7 – 12
ITEM 3. – Quantitative and Qualitative Disclosure about Market Risk	12
ITEM 4. – Controls and Procedures	13
PART II. – OTHER INFORMATION
ITEM 1. — Legal Proceedings	14
ITEM 2. – Changes in Securities	14
ITEM 3. – Defaults Upon Senior Securities	14
ITEM 4. – Submission of Matters to a Vote of Security Holders	14
ITEM 5. — Other Information	14
ITEM 6. – Exhibits and Reports on Form 8-K	14
SIGNATURES	15
CERTIFICATIONS	16

PART I FINANCIAL INFORMATION

ITEM 1

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

	March 31, 2003	December 31, 2002
Assets
Cash and due from banks	$17,433	$17,722
Interest bearing deposits in banks	12,785	16,834
Securities available for sale	65,630	74,178
Securities held to maturity	11,041	11,037
Federal Home Loan Bank stock	380	373
Loans held for sale	781	1,927
Loans, net	184,460	176,406
Premises and equipment	6,253	5,948
Accrued interest receivable	2,203	2,356
Cash surrender value of life insurance	3,813	3,769
Other assets	2,228	2,089

Total assets	$307,007	$312,639

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$43,851	$42,589
Savings and interest bearing demand	132,457	128,827
Time	53,797	55,947

Total deposits	230,105	227,363
Repurchase agreements	40,704	48,059
Other borrowings	620	1,871
Accrued interest payable	89	94
Other liabilities	1,172	2,922

Total liabilities	272,690	280,309
Shareholders’ Equity
Common stock (no par value); authorized 10,000,000 shares; Issued and outstanding: 2003 – 4,150,275 shares; 2002 – 4,084,210 shares;	20,263	19,459
Retained earnings	13,741	12,498
Accumulated other comprehensive income	313	373

Total shareholders’ equity	34,317	32,330
Total liabilities and shareholders’ equity	$307,007	$312,639

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2003	2002
Interest Income:
Loans	$3,501	$3,464
Interest bearing deposits	36	70
Securities available for sale	524	594
Securities held to maturity—tax-exempt	104	107
Other interest income	17	15

Total interest income	4,182	4,250
Interest Expense:
Deposits	426	821
Borrowed funds	2	6
Repurchase agreements	203	73

Total interest expense	631	900
Net Interest Income	3,551	3,350
Provision for credit losses	(91)	(63)
Net interest income after provision for credit losses	3,460	3,287
Non-interest Income:
Service charges on deposit accounts	410	395
Gain on sales of investments available for sale	76	0
Other	538	471

Total non-interest income	1,024	866
Non-interest Expense:
Salaries and employee benefits	1,421	1,316
Occupancy and equipment	335	328
Other	745	634

Total non-interest expense	2,501	2,278
Income before income taxes	1,983	1,875

Income taxes	(740)	(753)
Net income	$1,243	$1,122

Per share data:
Basic and diluted earnings per share	$0.30	$0.27
Weighted average number of common shares outstanding	4,142,934	4,153,265
Return on average assets	1.64%	1.61%

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31, 2003 and 2002
	Number of			Accumulated
	Common	Common		Other
	Shares	Stock	Retained	Comprehensive
	Outstanding	Amount	Earnings	Income (Loss)	Total
Balance, at December 31, 2001	4,105,308	$19,785	$9,478	$261	$29,524
COMPREHENSIVE INCOME:
Net Income	—	—	1,122	—	1,122
Other comprehensive income, net of tax:
Unrealized loss on securities	—	—	—	(173)	(173)
Comprehensive Income	—	—	—	—	949
Issuance of common stock	61,589	644	—	—	644
Repurchase of common stock	(27,523)	(309)	—	—	(309)
Stock options exercised	45	1	—	—	1

Balance, at March 31, 2002	4,139,419	$20,121	$10,600	$88	$30,809
Balance, at December 31, 2002	4,084,210	$19,459	$12,498	$373	$32,330
COMPREHENSIVE INCOME:
Net Income	—	—	1,243	—	1,243
Other comprehensive income, net of tax:
Unrealized loss on securities	—	—	—	(60)	(60)
Comprehensive Income	—	—	—	—	1,183
Issuance of common stock	66,065	804	—	—	804

Balance, at March 31, 2003	4,150,275	$20,263	$13,741	$313	$34,317

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited), (Dollars in thousands)

	Three Months Ended
	March 31,
	2003	2002
Cash Flows from Operating Activities
Net income	$1,243	$1,122
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	91	63
Depreciation and amortization	134	162
Gains on sales of securities available for sale	(76)	0
Stock dividends received	(6)	(15)
(Increase) decrease in accrued interest receivable	153	(186)
Decrease in accrued interest payable	(5)	(29)
Other	33	(307)

Net cash provided by operating activities	1,567	1,424
Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	4,049	(11,900)
Proceeds from maturities of available for sale securities	29,000	8,000
Proceeds from sales of available for sale securities	2,079	0
Proceeds from maturities of securities held to maturity	0	0
Purchases of securities available for sale	(22,693)	(9,275)
Purchases of securities held to maturity	0	(253)
Increase in loans made to customers, net of principal collections	(6,978)	1,021
Purchases of premises and equipment and other	(415)	(125)

Net cash provided by (used in) investing activities	5,042	(12,532)
Cash Flows from Financing Activities
Net increase in deposits	2,742	1,701
Net increase (decrease) in repurchase agreements and other borrowings	(8,606)	7,505
Payment of dividends, net of dividends reinvested	(1,034)	(877)
Repurchase of common stock	0	(309)
Exercised stock options	0	1

Net cash provided by (used in) financing activities	(6,898)	8,021
Net (decrease) increase in cash and due from banks	($289)	($3,087)
Cash and Due from Banks
Beginning of period	17,722	15,054
End of period	$17,433	$11,967

Supplemental Disclosure of Cash Flow Information
Interest paid	636	929
Income taxes paid	0	0
Supplemental Schedule of Non-cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	(60)	(173)
Issuance of common stock through dividend reinvestment plan	804	644

See accompanying notes

CITIZENS BANCORP
Notes to Consolidated Financial Statements (unaudited)

1.	BASIS OF PRESENTATION

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

The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2002 consolidated financial statements, including notes there to, included in Bancorp’s 2002 Annual Report to shareholders. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 2003.

2.	STOCK-BASED COMPENSATION

The Company has a stock-based employee compensation plan. The Company applies the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation to stock based employee compensation.

(Unaudited), (Dollars in thousands)

	Three Months Ended
	March 31,
	2003	2002
Net income, as reported	$1,243	$1,122
Less total stock-based compensation expense determined under fair value method for all qualifying awards	(33)	(26)
Pro forma net income	$1,210	$1,096
Earnings per share:
Basic and diluted:
As reported	$0.30	$0.27
Pro forma	$0.29	$0.26

3.	USE OF ESTIMATES IN THE PREPARATION OF FINANCIALS

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

4.	SHAREHOLDERS EQUITY AND NET INCOME PER COMMON SHARE

The Board of Directors declared a $.45 per share dividend to Bancorp shareholders of record on November 19, 2002, payable on January 10, 2003. Through the Dividend Reinvestment Plan (DRIP) 66,065 shares were purchased at a price of $12.18 per share.

Basic earnings per share are based on the average number of common shares outstanding, assuming no dilution. Diluted earnings per common share are computed assuming the exercise of stock options.

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three months ended March 31, 2003
Basic earnings per share:
Net Income	$1,243	4,142,934	$0.30
Effect of dilutive securities:
Options	—	1,943	-0-
Diluted earnings per share:
Net Income	$1,243	4,144,877	$0.30
Three months ended March 31, 2002
Basic earnings per share:
Net Income	$1,122	4,154,634	$0.27
Effect of dilutive securities:
Options	—	2,202	-0-
Diluted earnings per share:
Net Income	$1,122	4,156,836	$0.27

5.	CONTINGENCIES

Unfunded loan commitments totaled $31.0 million as of March 31, 2003 and $34.2 million as of December 31, 2002.

6.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also expands and clarifies the disclosure requirements to make those disclosures more prominent and to require such disclosures in interim as well as annual financial statements. While the Company plans to continue to account for stock-based compensation under APB Opinion 25, the disclosure requirements of SFAS No. 148 have been implemented for interim reporting beginning with the quarter ended March 31, 2003. The Company does not expect adoption of SFAS No. 148 to have a material impact on its financial statements.

ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In addition to historical information, this report contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for the purpose of availing Bancorp the protection of the safe harbor provisions of this Act. The forward looking statements contained in this report are subject to factors, risks and uncertainties that may cause actual results to differ materially from those projected. Factors that might result in such material difference include, but are not limited to economic conditions, the regulatory environment, rapidly changing technology, new legislation, competitive factors, the interest rate environment and the overall condition of the banking industry. Forward looking statements can be identified by such words as “estimate”, “believe”, “expect”, “intend”, “anticipate”, “should”, “may”, “will”, or other similar words or phrases. Although Bancorp believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurances that such expectations will prove to have been correct. Readers are therefore cautioned not to place undue reliance on such forward looking statements, which reflect management’s analysis only as of the date of the statement. Bancorp does not intend to update these forward-looking statements other than in its periodic filings under applicable security laws.

OVERVIEW

Citizens Bank (“the Bank”) was chartered October 1, 1957 (charter #333) by the State of Oregon as a commercial bank. Since its beginning with a single office in Corvallis, Citizens Bank has expanded to an additional nine locations in the five counties of Benton, Linn, Lane, Polk, and Yamhill. Branches are located in the communities of Corvallis, Philomath, Albany, Junction City, Veneta, McMinnville, Harrisburg and Dallas. At the April 2003 Board of Directors meeting, the Board approved a plan to expand our branch network into Springfield, Oregon. We are excited about our potential to do business in Springfield and believe that our market penetration will be strong. We have hired an experienced bank manager from the Springfield area. The Bank is currently in lease negotiations for a site that is vacant but at one time had been a large bank branch. We believe the site will be conducive to building a successful branch in Springfield. If the lease negotiations are successful, the Bank predicts an opening date for late summer 2003.

Management and the Board of Directors approved the closure of the Bank’s University Office located at 855 NW Kings Blvd., Corvallis, Oregon, on January 31, 2003. The leased facility in which the branch had been operating was in disrepair. The Bank was unable to re-negotiate the lease terms in order to economically support the extensive and necessary repairs. Additionally, parking was inadequate and unsafe for customers. Alternative sites in the vicinity of the University branch were pursued to no avail. Two other existing branches located within a 1.6 mile radius of the University branch are fully servicing the University branch customers. All existing staff was reassigned within the Bank. The Bank experienced no significant loss of customer relationships due to the closure. The Bank attributes this to its corporate culture of strong customer relationships.

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

Bancorp reported net income of $1,243,000 for the three months ended March 31, 2003, or $.30 per common share, compared to net income of $1,122,000, or $.27 per share for the same period in 2002. The biggest factor affecting the improved earnings is the decrease in interest expense on deposits.

LOAN PORTFOLIO

The composition of the loan portfolio was as follows (in thousands):

	March 31, 2003	December 31, 2002
Commercial	$23,249	$21,377
Agriculture	17,954	16,196
Real Estate
Construction	16,103	15,474
1-4 Family	28,860	28,503
Other	97,831	93,990
Consumer Loans	3,536	3,882

	187,533	179,422
Less: net deferred loan fees	(450)	(470)
Total Loans	187,083	178,952
Less: allowance for credit losses	(2,623)	(2,546)

Net Loans	$184,460	$176,406

Transactions in the allowance for credit losses were as follows for the three months ended March 31:

	2003	2002

Balance at beginning of period	$2,546	$2,146
Provision charged to operations	91	63
Loans recovered	1	3
Loans charged off	(15)	(6)

Balance at end of period	$2,623	$2,206

It is the policy of the Bank to place loans on nonaccrual after they become 90 days past due unless the loans are well secured and in the process of collection. The Bank may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status as a management tool to actively oversee specific loans.

Loans on nonaccrual status as of March 31, 2003 and December 31, 2002 were approximately $131,000 and $130,000 respectively. Loans past due 90 days or more on which the Bank continued to accrue interest were approximately $32,000 at March 31, 2003 and $0 at December 31, 2002. There were no loans with modified terms as of March 31, 2003.

INVESTMENT SECURITIES

The amortized cost and estimated book value of the investment securities held by the Bank, including unrealized gains and losses, at March 31, 2003 and December 31, 2002, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value	Unrealized Gain, net

March 31, 2003
Available for Sale
U.S. Treasury Securities (Including securities of government agencies and corporations)
Total	$65,117	$65,630	$513
Held to Maturity
Obligations of States and Political Subdivisions	$11,041	$11,591	$550

	Amortized Cost	Estimated Fair Value	Unrealized Gain, net

December 31, 2002
Available for Sale
U.S. Treasury Securities (Including securities of government agencies and corporations)
Total	$73,566	$74,178	$612
Held to Maturity
Obligations of States and Political Subdivisions	$11,037	$11,571	$534

MATERIAL CHANGES IN FINANCIAL CONDITION

Changes in the balance sheet for the three months ended March 31, 2003 include a decrease in total assets, primarily in securities available for sale and interest bearing deposits in banks, and a decrease in liabilities primarily in repurchase agreements, other borrowings, and other liabilities. The Bank experienced an increase in loans and deposits.

At March 31, 2003, total assets decreased 1.8% or approximately $5.6 million as compared to total assets at December 31, 2002. Major components of the change in assets were:

•	$4.0 million decrease in interest bearing deposits in banks

•	$8.5 million decrease in securities available for sale

•	$8.1 million increase in net loans

Loans were generally made to customers within the Company’s market area. The increases were primarily funded by proceeds from securities maturities and sales, increased deposits and the use of cash. Funds from securities maturities and sales were invested in loan originations instead of reinvesting in securities, since loans have a significantly higher yield than investments in the current interest rate environment.

The Company experienced an increase in deposits, and a decrease in repurchase agreements, and other borrowings which represent treasury tax and loan deposits during the three months ended March 31, 2003, specifically as follows:

•	$1.3 million increase in demand deposits

•	$3.6 million increase in savings and interest bearing deposits

•	$2.2 million decrease in time certificates of deposits

•	$7.3 million decrease in repurchase agreements

•	$1.3 million decrease in other borrowings, consisting of the treasury tax and loan deposits

Management believes the growth in deposits is a result of continuing penetration into the market area as a result of its emphasis on customer service, its relationship style of banking and continuing difficulties in the stock market. The decrease in repurchase agreements was the settlement (and closure) of one large estate account. The decrease in time certificates of deposits was a result of management’s decision not to pay above-market rates for time deposits in competition with other financial institutions when liquidity was well within its established asset-liability management guidelines. The decrease in other borrowings is attributable to a decrease in tax deposits.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

The Company reported net income of approximately $1,243,000 or $.30 per common share, for the three months ended March 31, 2003, compared to net income of approximately $1,122,000 or $.27 per common share, for the same period in 2002. This represents an increase in net income of 10.8 percent. The increase during this period was largely attributable to a decrease in interest expense.

Total interest income decreased approximately $68,000 or 1.6% for the three months ended March 31, 2003 as compared to the same period in 2002. The change for the three-month period was primarily a result of a decrease in interest income on interest bearing deposits and security investments. The decrease is directly related to the overall decrease in market interest rates from the comparable period in 2002 and a change in the composition of these assets. Income on loans was up from the comparable period due to increases in the loan portfolio.

Total interest expense decreased approximately $269,000 or 29.9 percent for the three months ended March 31, 2003 as compared to the same periods in 2002. Interest on deposits was down $395,000, a combination of lower rates and lower average deposit balances, which were down about 4%. Interest on repurchase agreements was up $170,000, as a result of average balances being up 2.5 higher than the average in the first quarter of 2002. The Bank increased its emphasis of repurchase agreements to selected customers as a primary source of funds during 2002.

Total non-interest income increased approximately $158,000 or 18.2% for the three months ended March 31, 2003 as compared to the same period in 2002. The primary increases resulted from gains on the sales of securities available for sale, and from continuing increases in Bankcard and service charge income, which are primarily a function of increased volumes of accounts. The Bank’s mortgage loan origination activities also provided higher revenue from a year earlier.

Total non-interest expense increased $223,000 or 9.8 percent for the three months ended March 31, 2003, as compared to the same period in 2002. Non-interest expense increased as a result of routine adjustments in staff salaries and benefits along with the increase in staff relative to the new Dallas branch, start up costs associated with the new Dallas branch, and the recently enhanced phone system.

CREDIT LOSS PROVISION

The Bank maintains an allowance for credit losses on loans that occur from time to time as an incidental part of the business of banking. The allowance is increased by provisions charged to earnings and by recoveries on loans previously charged off, and is reduced by loan charge offs.

During the first three months ended March 31, 2003, the Bank funded the allowance for credit losses $91,000 from operations as compared to $63,000 for the same three-month period of 2002. The Bank increased the provision for credit losses based on its analysis of delinquencies, loan types, loan classifications, and other factors affecting the loan portfolio at March 31, 2003. The Bank experienced $15,000 in credit losses and $1,000 in recoveries for the three months ended March 31, 2003 and $6,000 in net losses for the same period ended March 31, 2002. Historically, the Bank’s loan charge-off levels have been very low compared to its peers. Management believes that the allowance for credit losses at March 31, 2003 of $2,623,000 or 1.40% of total loans is adequate.

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

It is Bank policy that once each quarter, Bank management makes recommendations to the Board regarding the adequacy of the Bank’s allowance for credit losses at quarter end and the amount of the provision that should be charged against earnings for the next three months. Management’s recommendations are based on an internal loan review process to determine specific potential loss factors on classified loans, risk factor of loan grades, historical loss factors derived from actual net charge-off experience, trends in non-performing loans and other potential risks in the loan portfolio such as industry concentration, the local economy and the volume of loans.

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

The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first three months of 2003. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income that is adjusted for non-cash items and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of both proceeds from maturities and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Bank’s deposit accounts.

Management believes that the Bank’s existing sources of liquidity will enable the Bank to fund its requirements in the normal course of business.

As of March 31, 2003, shareholders’ equity totaled $34,317,000 as compared to $32,330,000 at December 31, 2002, an increase of 6.1%. This increase in equity was primarily due to the Company’s net income.

The total number of shares of Bancorp’s common stock that may be issued upon the exercise of all options granted under the Incentive Stock Option Plan may not exceed in the aggregate four percent (4%) of Bancorp’s issued and outstanding shares of common stock. As of April 30, 2003 Bancorp’s issued and outstanding shares totaled 4,150,275, so the maximum number of shares issuable under the Incentive Stock Option Plan was 166,011 on that date. As of April 30, 2003, options for 122,625 shares had been granted, options for 124 shares exercised, and options for 5,025 shares expired under this Plan.

The total number of shares of Bancorp’s common stock that may be issued under the Stock Bonus Plan may not exceed in the aggregate one percent (1%) of Bancorp’s issued and outstanding shares of common stock. As of April 30, 2003 Bancorp’s issued and outstanding shares totaled 4,150,275, so the maximum number of shares issuable under the Stock Bonus Plan was 41,503 on that date. As of April 30, 2003, no stock had been issued under this Plan.

Capital ratios for the Company were as follows as of the dates indicated:

			Bancorp
	Adequately	Well
	Capitalized	Capitalized
	Standards	Standards	March 31, 2003	December 31, 2002
Tier 1 Leverage Ratio	4%	5%	11.19%	10.25%
Tier 1 Risk Based Capital Ratio	4%	6%	15.86%	15.24%
Total Risk Based Capital Ratio	8%	10%	17.09%	16.46%

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

The Bank is currently slightly liability sensitive, meaning that interest bearing liabilities mature or reprice more quickly than interest earning assets in a given period. An increase or decrease in market rates of interest will not materially impact net interest income.

It should be noted that the simulation model does not take into account future management actions that could be undertaken if there were a change in actual market interest rate during the year. Also, certain assumptions are required to perform modeling simulations that may have significant impact on the results. These include assumptions regarding the level of interest rates and balance changes on deposit products that do not have stated maturities. These assumptions have been developed through a combination of industry standards and future expected pricing behavior. The model also includes assumptions about changes in the composition or mix of the balance sheet. The results derived from the simulation model could vary significantly by external factors such as changes in the prepayment assumptions, early withdrawals of deposits and competition. Management has assessed these risks and believes that there has been no material change since December 31, 2003.

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

99.1 Certifications pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2003	By:	/s/ William V. Humphreys William V. Humphreys President and Chief Executive Officer

Date: May 13, 2003	By:	/s/ Lark E. Wysham Lark E. Wysham Executive Vice President and Chief Financial Officer

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

Date: May 13, 2003.

/s/ William V. Humphreys William V. Humphreys President and Chief Executive Officer

     I, Lark E. Wysham, Executive Vice President and Chief Financial Officer of Citizens Bancorp (the “Company”), certify that:

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

Date: May 13, 2003.

/s/ Lark E. Wysham Lark E. Wysham Executive Vice President and Chief Financial Officer