Form 10-Q
period 2003-06-30
CITIZENS BANCORP/OR
filed 2003-08-14
CIK 1048575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to ________

Commission file number 000-23277

CITIZENS BANCORP/OR

(Exact name of registrant as specified in its charter)

Oregon	91-1841688
(State of Incorporation)	(I.R.S. Employer Identification Number)

275 Southwest Third Street
Corvallis, Oregon 97339
(Address of principal executive offices)

(541) 752-5161
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate whether the Registrant is an accelerated filer as defined by Exchange Act Rule 12b-2. YES [  ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,553,005 shares as of July 31, 2003, no par value.

CITIZENS BANCORP
FORM 10-Q
JUNE 30, 2003
INDEX

Page
Reference

PART I.
ITEM 1. – FINANCIAL INFORMATION – UNAUDITED
Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	1
Condensed Consolidated Statements of Income for the three months and the six months ended June 30, 2003 and 2002	2
Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2003 and 2002	3
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002	4
Notes to Consolidated Financial Statements	5 – 8
ITEM 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 – 13
ITEM 3. – Quantitative and Qualitative Disclosure about Market Risk	13
ITEM 4. – Controls and Procedures	14
PART II. – OTHER INFORMATION
ITEM 1. – Legal Proceedings	15
ITEM 2. – Changes in Securities	15
ITEM 3. – Defaults Upon Senior Securities	15
ITEM 4. – Submission of Matters to a Vote of Security Holders	15
ITEM 5. – Other Information	15
ITEM 6. – Exhibits and Reports on Form 8-K	15
SIGNATURES	16

PART I FINANCIAL INFORMATION

ITEM 1
CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

	June 30, 2003	December 31, 2002
Assets
Cash and due from banks	$14,778	$17,722
Interest bearing deposits in banks	16,688	16,834
Securities available for sale	72,121	74,178
Securities held to maturity	11,336	11,037
Federal Home Loan Bank stock	386	373
Loans held for sale	1,992	1,927
Loans, net	185,921	176,406
Premises and equipment	6,738	5,948
Accrued interest receivable	2,106	2,356
Cash surrender value of life insurance	3,859	3,769
Other assets	2,403	2,089

Total assets	$318,328	$312,639

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$42,234	$42,589
Savings and interest bearing demand	137,895	128,827
Time	51,763	55,947

Total deposits	231,892	227,363
Repurchase agreements	48,664	48,059
Other borrowings	1,692	1,871
Accrued interest payable	66	94
Other liabilities	586	2,922

Total liabilities	282,900	280,309
Shareholders’ Equity
Common stock (no par value); authorized 10,000,000 shares;
Issued and outstanding: 2003 - 4,139,483 shares;
2002 – 4,084,210 shares;	20,111	19,459
Retained earnings	15,098	12,498
Accumulated other comprehensive income	219	373

Total shareholders’ equity	35,428	32,330
Total liabilities and shareholders’ equity	$318,328	$312,639

See accompanying notes

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousand, except per share amounts)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Interest Income:
Loans	$7,067	$7,096	$3,566	$3,632
Interest bearing deposits	73	146	37	76
Securities available for sale	917	1,182	393	575
Securities held to maturity	219	221	115	114
Other interest income	34	28	17	13

Total interest income	8,310	8,673	4,128	4,410
Interest Expense:
Deposits	801	1,554	375	733
Borrowed funds	4	9	2	3
Repurchase agreements	402	165	199	92

Total interest expense	1,207	1,728	576	828
Net Interest Income	7,103	6,945	3,552	3,582
Provisions for credit losses	(171)	(147)	(80)	(84)
Net interest income after provision for credit losses	6,932	6,798	3,472	3,498
Non-interest Income:
Service charges on deposit accounts	824	790	414	395
Gain on sales of investments available for sale	163	58	87	58
Other	1,108	1,001	570	543

Total non-interest income	2,095	1,849	1,071	996
Non-interest Expense:
Salaries and employee benefits	2,780	2,709	1,359	1,393
Occupancy and equipment	637	674	302	346
Other	1,510	1,411	765	777

Total non-interest expense	4,927	4,794	2,426	2,516
Income before income taxes	4,100	3,853	2,117	$1,978

Income taxes	(1,500)	(1,410)	(760)	(657)
Net income	$2,600	$2,443	$1,357	$1,321

Per share data:
Basic and diluted earnings per share	$0.57	$0.54	$0.30	$0.29
Weighted average number of common Shares outstanding:
Basic	4,559,895	4,549,425	4,561,387	4,528,979
Diluted	4,571,157	4,554,174	4,578,302	4,533,522
Return on Average Assets	1.69%	1.75%	1.74%	1.85%

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30, 2003 and 2002
	Number of			Accumulated
	Common	Common		Other
	Shares	Stock	Retained	Comprehensive
	Outstanding	Amount	Earnings	Income (Loss)	Total
Balance, at December 31, 2001	4,105,308	$19,785	$9,478	$261	$29,524
COMPREHENSIVE INCOME:
Net Income	—	—	2,443	—	2,443
Other comprehensive income, net of tax:
Unrealized gain on securities	—	—	—	94	94
Comprehensive Income	—	—	—	—	2,537
Issuance of common stock	61,589	644	—	—	644
Repurchase of common stock	(69,624)	(813)	—	—	(813)
Stock options exercised	45	1	—	—	1

Balance, at June 30, 2002	4,097,318	$19,617	$11,921	$355	$31,893
Balance, at December 31, 2002	4,084,210	$19,459	$12,498	$373	$32,330
COMPREHENSIVE INCOME:
Net Income	—	—	2,600	—	2,600
Other comprehensive income, net of tax:
Unrealized loss on securities	—	—	—	(154)	(154)
Comprehensive Income	—	—	—	—	2,446
Issuance of common stock	66,065	804	—	—	804
Repurchase of common stock	(12,536)	(173)			(173)
Stock options exercised	1,744	21			21

Balance, at June 30, 2003	4,139,483	$20,111	$15,098	$219	$35,428

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited), (Dollars in thousands)

	Six Months Ended
	June 30,
	2003	2002
Cash Flows from Operating Activities
Net income	$2,600	$2,443
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	171	147
Depreciation and amortization	284	313
Gains on sales of securities available for sale	(163)	(58)
Stock dividends received	(13)	(27)
(Increase) decrease in accrued interest receivable	250	(186)
Decrease in accrued interest payable	(28)	(88)
Other	(594)	(771)

Net cash provided by operating activities	2,507	1,773
Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	146	(441)
Proceeds from maturities of available for sale securities	45,300	12,000
Proceeds from sales of available for sale securities	7,179	3,000
Proceeds from maturities of securities held to maturity	440	185
Purchases of securities available for sale	(50,821)	(19,650)
Purchases of securities held to maturity	(731)	(962)
Increase in loans made to customers, net of principal collections	(9,719)	(8,868)
Purchases of premises and equipment and other	(1,014)	(179)

Net cash provided by investing activities	(9,220)	(14,915)
Cash Flows from Financing Activities
Net increase in deposits	4,529	5,559
Net increase in repurchase agreements and other borrowings	426	10,526
Repurchase of common stock	(173)	(813)
Payment of dividends, net of dividends reinvested	(1,034)	(877)
Exercise of stock options	21	1

Net cash used in financing activities	3,769	14,396
Net increase (decrease) in cash and due from banks	(2,944)	1,254
Cash and Due from Banks
Beginning of period	17,722	15,054
End of period	$14,778	$16,308

Supplemental Disclosure of Cash Flow Information
Interest paid	$1,235	$1,816
Income taxes paid	1,533	1,405
Supplemental Schedule of Non-cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	(154)	94
Issuance of common stock through dividend reinvestment plan	804	644

See accompanying notes

CITIZENS BANCORP Notes to Consolidated Financial Statements (unaudited)

1.	BASIS OF PRESENTATION

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

The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2002 consolidated financial statements, including notes there to, included in Bancorp’s 2002 Annual Report to shareholders. The results of operations for the six months ended June 30, 2003, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 2003.

2.	USE OF ESTIMATES IN THE PREPARATION OF FINANCIALS

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.	SHAREHOLDERS’ EQUITY AND NET INCOME PER COMMON SHARE

The Board of Directors declared a ten percent (10%) stock dividend to Bancorp shareholders of record on July 14, 2003, payable on July 28, 2003. All per share amounts in this report have been retroactively restated for the effect of this stock dividend.

The Board of Directors declared a $.41 per share dividend ($.45 per share before the restatement for the July 2003 stock dividend) to Bancorp shareholders of record on November 19, 2002, payable on January 10, 2003. Through the Dividend Reinvestment Plan (DRIP), 66,065 shares were purchased at a price of $12.18 per share.

Basic earnings per share are based on the average number of common shares outstanding, assuming no dilution. Diluted earnings per common share are computed assuming the exercise of stock options.

Dollars in thousands, except	Net Income	Shares	Per Share
for per share amounts	(Numerator)	(Denominator)	Amount
Six months ended June 30, 2003
Basic earnings per share:
Net Income	$2,600	4,559,895	$0.57
Effect of dilutive securities:
Options	—	11,262	-0	-
Diluted earnings per share:
Net Income	$2,600	4,571,157	$0.57
Six months ended June 30, 2002
Basic earnings per share:
Net Income	$2,443	4,549,425	$0.54
Effect of dilutive securities:
Options	—	4,749	-0	-
Diluted earnings per share:
Net Income	$2,443	4,554,174	$0.54

Dollars in thousands, except	Net Income	Shares	Per Share
for per share amounts	(Numerator)	(Denominator)	Amount
Three months ended June 30, 2003
Basic earnings per share:
Net Income	$1,357	4,561,387	$0.30
Effect of dilutive securities:
Options	—	16,915	-0	-
Diluted earnings per share:
Net Income	$1,357	4,578,302	$0.30
Three months ended June 30, 2002
Basic earnings per share:
Net Income	$1,321	4,528,979	$0.29
Effect of dilutive securities:
Options	—	4,543	-0-
Diluted earnings per share:
Net Income	$1,321	4,533,522	$0.29

4.	STOCK-BASED COMPENSATION

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

	Six Months Ended
	June 30,
(Dollars in thousands, except per share amounts)	2003	2002
Net income, as reported	$2,600	$2,443
Less total stock-based compensation expense determined under fair value method for all qualifying awards	(65)	(51)
Pro forma net income	$2,535	$2,392
Earnings per share:
Basic and diluted:
As reported	$0.57	$0.54
Pro forma	$0.56	$0.53

	Three Months Ended
	June 30,
(Dollars in thousands, except per share amounts)	2003	2002
Net income, as reported	$1,357	$1,321
Less total stock-based compensation expense determined under fair value method for all qualifying awards	(33)	(26)
Pro forma net income	$1,324	$1,295
Earnings per share:
Basic and diluted:
As reported	$0.30	$0.29
Pro forma	$0.29	$0.29

5.	CONTINGENCIES

Unfunded loan commitments totaled $32.4 million as of June 30, 2003 and $34.2 million as of December 31, 2002.

6.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2003, the FASB issued interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation requires a variable interest entity to be consolidated by the primary beneficiary of that entity. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003, and apply to existing entities for the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. This Statement did not have a material impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not anticipate that adoption of this standard will have a significant effect on its reported equity.

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

At the April 2003 Board of Directors meeting, the Board approved a plan to expand our branch network into Springfield, Oregon. We are excited about our potential to do business in Springfield and believe that our market penetration will be strong. We have hired an experienced bank manager from the Springfield area. A lease has been negotiated for a site located at 2073 Olympic Street, Suite 100. Management believes the site will be conducive to building a successful branch in Springfield. The anticipated opening is mid-August 2003.

At the July 15, 2003 Board of Directors meeting, the Board declared a 10% stock dividend to shareholders of record on July 14, 2003, payable on July 28, 2003. All per share information in this report has been retroactively restated to reflect the effect of this stock dividend.

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

Bancorp reported net income of $1,357,000 in the second quarter ending June 30, 2003, or $.33 per common share, an increase of 2.7% from the second quarter net income of $1,321,000 in 2002 or $.32 per common share. For the first six months of 2003, Bancorp earned $2,600,000, or $.63 per common share, an increase of 6.4% from the six month 2002 earnings of $2,443,000 or $.59 per common share. The net increase is primarily attributed to the decrease in interest expense on deposits.

LOAN PORTFOLIO

The composition of the loan portfolio was as follows (in thousands):

	June 30, 2003	December 31, 2002
Commercial	$24,543	$21,377
Agriculture	18,350	16,196
Real Estate Construction	11,712	15,474
1-4 Family	27,607	28,503
Other	103,263	93,990
Consumer Loans	3,580	3,882

	189,055	179,422
Less: net deferred loan fees	(437)	(470)
Total Loans	188,618	178,952
Less: allowance for credit losses	(2,697)	(2,546)

Net Loans	$185,921	$176,406

Transactions in the allowance for credit losses were as follows for the six months ended June 30:

	2003	2002

Balance at beginning of period	$2,546	$2,146
Provision charged to operations	171	147
Loans recovered	1	9
Loans charged off	(21)	(73)

Balance at end of period	$2,697	$2,229

It is the policy of the Bank to place loans on nonaccrual after they become 90 days past due unless the loans are well secured and in the process of collection. The Bank may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status as a management tool to actively oversee specific loans.

Loans on non-accrual status as of June 30, 2003 and December 31, 2002 were approximately $682,000 and $130,000 respectively. Loans past due 90 days or more on which the Bank continued to accrue interest were approximately $868,000 at June 30, 2003 and $0 at December 31, 2002. There were no loans with modified terms as of June 30, 2003. Non-performing assets (defined as loans on non-accrual status and loans past due 90 days or more) are deemed by management to have adequate collateral or have specific reserves set aside to cover potential losses.

INVESTMENT SECURITIES

The amortized cost and estimated book value of the investment securities held by the Bank, including unrealized gains and losses, at June 30, 2003 and December 31, 2002, are as follows (in thousands):

June 30, 2003	Amortized Cost	Estimated Fair Value	Unrealized Gain, net

Available for Sale
U.S. Treasury Securities (Including securities of government agencies And corporations)
Total	$71,778	$72,121	$343
Held to Maturity
Obligations of States and Political Subdivisions	$11,336	$12,074	$738

December 31, 2002	Amortized Cost	Estimated Fair Value	Unrealized Gain, net

Available for Sale
U.S. Treasury Securities (Including securities of government agencies and corporations)
Total	$73,566	$74,178	$612
Held to Maturity
Obligations of States and Political Subdivisions	$11,037	$11,571	$534

MATERIAL CHANGES IN FINANCIAL CONDITION

Changes in the balance sheet for the six months ended June 30, 2003 include an increase in total assets, primarily in loans, and an increase in liabilities primarily in savings and interest bearing demand deposits.

At June 30, 2003, total assets increased 1.8% or approximately $5.7 million over total assets at December 31, 2002. Major components of the change in assets were:

-	$2.9 million decrease in cash and due from banks

-	$2.1 million decrease in securities available for sale

-	$9.5 million increase in net loans

Loans were generally made to customers within the Company’s market area. The increases were primarily funded by proceeds from increased deposits, the use of cash, and securities maturities and sales. Funds from securities maturities and sales were invested in loan originations instead of reinvesting in securities, since loans have a significantly higher yield than investments in the current interest rate environment.

The Company experienced an increase in deposits and repurchase agreements, and a decrease in time certificates of deposits during the six months ended June 30, 2003, specifically as follows:

-	$9.1 million increase in savings and interest bearing demand

-	$4.2 million decrease in time certificates of deposits

-	$.605 million increase in repurchase agreements

Management believes the growth in deposits is a result of continuing penetration into the market area as a result of its emphasis on customer service, its relationship style of banking and increasing market penetration in Dallas, Oregon at its newest branch. The increase in repurchase agreements was the result of new account relationships. The decrease in time certificates of deposits was a result of management’s decision not to pay above-market rates for time deposits in competition with other financial institutions when liquidity was well within its established asset-liability management guidelines.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

The Company reported net income of approximately $2,600,000 or $.57 per common share, for the six months ended June 30, 2003, compared to net income of approximately $2,443,000 or $.54 per common share, for the same period in 2002. This represents an increase in net income of 6.4%. Net income for the quarter ended June 30, 2003, was approximately $1,357,000 or $.30 net income per common share, compared to net income of approximately $1,321,000, or $.29 per common share, for the same period in 2002. This represents an increase in net income of 2.7%.

Total interest income decreased approximately $363,000 or 4.2% for the six months and $282,000 or 6.4% for the three months ended June 30, 2003 as compared to the same periods in 2002. These decreases for both the six-month and three-month periods were primarily the result of the overall decrease in market rates from the comparable periods in 2002, which offset the earnings on increased levels of investments, interest bearing deposit accounts and loans.

Total interest expense decreased approximately $521,000 or 30.2% for the six months and $252,000 or 30.4% for the three months ended June 30, 2003 as compared to the same periods in 2002. The decrease in interest expense on deposits for these periods was the result of lower interest rates paid resulting from overall market rate decreases compared to the same periods in 2002. The effect of the rate decrease was greater than interest expense related to increased levels of deposits. Interest expense on repurchase agreements increased as a result of increased balances in the related underlying accounts and the number of account relationships from the comparable periods in 2002, which was greater than the effect of the lower rates paid during the periods.

Net interest income for the six months ended June 30, 2003 was up $158,000 or 2.3% and down $30,000 or .8% for the three month period ended June 30, 2003 from the comparable periods in 2002. For the six-month period the increase was a result of the average rate differences on interest bearing liabilities exceeding the rate differences on interest earning assets. The decrease in the three month period ended June 30, 2003 was a result of the increase in interest expense on repurchase agreements due to balance increases and a decrease in interest income due to overall lower market rates as compared to the same period in 2002.

Total non-interest income increased approximately $246,000 or 13.3% for the six months and $75,000 or 7.5% for the three months ended June 30, 2003 as compared to the same periods in 2002. The primary increases were due to the gain on sale of securities available for sale, earnings on insurance contracts on executive officers purchased in late 2001, an increase in merchant bankcard income, an increase in the mortgage department fee income, and service charges on deposit accounts resulting from increases in volume and customer relationships.

Total non-interest expense increased $133,000 or 2.8% for the six months and decreased $90,000 or 3.5% for the three months ended June 30, 2003, as compared to the same periods in 2002. Non-interest expense increased for the six months ending June 30, 2003 as a result of routine adjustments in staff salaries, salary expense related to the hiring of the staff for the planned Springfield branch, and expenses associated with technology enhancements, products and occupancy. For the three-month period ended June 30, 2003, non-interest expense decreased primarily due to an increase in loan origination costs accounted for under FASB 91.

CREDIT LOSS PROVISION

The Bank maintains an allowance for credit losses on loans that occur from time to time as an incidental part of the business of banking. The allowance is increased by provisions charged to earnings and by recoveries on loans previously charged off, and is reduced by loan charge offs.

During the first six months ended June 30, 2003, the Bank funded the allowance for credit losses $171,000 from operations as compared to $147,000 for the same six-month period of 2002. For the three month period ending June 30, 2003, the Bank funded the allowance for credit losses $80,000 as compared to $84,000 for the same three month period in 2002. The Bank increased the provision for credit losses based on its analysis of delinquencies, loan types, loan classifications, and other factors affecting the loan portfolio at June 30, 2003. The Bank experienced $21,000 in credit losses and $1,000 in recoveries for the six months ended June 30, 2003 and $64,000 in net losses for the same period ended June 30, 2002. Historically, the Bank’s loan charge-off levels have been very low compared to its peers. Management believes that the allowance for credit losses at June 30, 2003 of $2,697,000 or 1.41% of total loans is adequate.

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

The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first six months of 2003. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income that is adjusted for non-cash items and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of both proceeds from maturities and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Bank’s deposit accounts and repurchase agreements.

Management believes that the Bank’s existing sources of liquidity will enable the Bank to fund its requirements in the normal course of business.

As of June 30, 2003, shareholders’ equity totaled $35,428,000 as compared to $32,330,000 at December 31, 2002, an increase of 9.6%. This increase in equity was primarily due to the Company’s net income.

The total number of shares of Bancorp’s common stock that may be issued upon the exercise of all options granted under the Incentive Stock Option Plan may not exceed in the aggregate four percent (4%) of Bancorp’s issued and outstanding shares of common stock. As of July 31, 2003 Bancorp’s issued and outstanding shares totaled 4,553,005, so the maximum number of shares issuable under the Incentive Stock Option Plan was 182,120 on that date. As of July 31, 2003, options for 127,305 shares had been granted, options for 1,868 shares exercised, and options for 5,025 shares expired under this Plan.

The total number of shares of Bancorp’s common stock that may be issued under the Stock Bonus Plan may not exceed in the aggregate one percent (1%) of Bancorp’s issued and outstanding shares of common stock. As of July 31, 2003 Bancorp’s issued and outstanding shares totaled 4,553,005, so the maximum number of shares issuable under the Stock Bonus Plan was 45,530 on that date. As of July 31, 2003, no stock had been issued under this Plan.

Capital ratios for the Company were as follows as of the dates indicated:

	Adequately	Well
	Capitalized	Capitalized	Bancorp
	Standards	Standards	June 30, 2003	December 31, 2002
Tier 1 Leverage Ratio	4%	5%	11.31%	10.25%
Tier 1 Risk Based Capital Ratio	4%	6%	15.80%	15.24%
Total Risk Based Capital Ratio	8%	10%	17.01%	16.46%

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

It should be noted that the simulation model does not take into account future management actions that could be undertaken if there were a change in actual market interest rate during the year. Also, certain assumptions are required to perform modeling simulations that may have significant impact on the results. These include assumptions regarding the level of interest rates and balance changes on deposit products that do not have stated maturities. These assumptions have been developed through a combination of industry standards and future expected pricing behavior. The model also includes assumptions about changes in the composition or mix of the balance sheet. The results derived from the simulation model could vary significantly by external factors such as changes in the prepayment assumptions, early withdrawals of deposits and competition. Management has assessed these risks and believes that there has been no material change since December 31, 2002.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a)	April 15, 2003, Annual Meeting

(b)	Need not be completed

(c)	The following matters were voted upon at the Annual Meeting of Shareholders on April 15, 2003

(1)	The re-election of three (3) Directors for terms expiring in 2006 or until their successors have been elected and qualified.

Directors:

Eric Thompson		James E Richards		Jock Gibson
Votes cast for:	3,171,440	Votes cast for:	3,171,576	Votes cast for:	3,171,711
Votes withheld:	271	Votes withheld:	135	Votes withheld:	0

Directors continuing in office are William V. Humphreys (term expires 2004), Sidney A. Huwaldt (terms expires 2004), Rosetta C Venell (term expires 2005), Scott Fewel (term expires 2005), and Duane Sorensen (term expires 2005).

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2003		/s/ William V. Humphreys

	By:	William V. Humphreys
President and
Chief Executive Officer

Date: August 11, 2003		/s/ Lark E. Wysham

	By:	Lark E. Wysham
Executive Vice President and
Chief Financial Officer