Form 10-Q
period 2003-09-30
CITIZENS BANCORP/OR
filed 2003-11-13
CIK 1048575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

( X )	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( X ) NO (    )

Indicate whether the Registrant is an accelerated filer as defined by Exchange Act Rule 12b-2. YES (    ) NO ( X )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,554,242 shares as of October 31, 2003, no par value.

CITIZENS BANCORP
FORM 10-Q
SEPTEMBER 30, 2003
INDEX

Page
Reference
PART I.
ITEM 1. – FINANCIAL INFORMATION – UNAUDITED
Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	1
Condensed Consolidated Statements of Income for the three months and the nine months ended September 30, 2003 and 2002	2
Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2003 and 2002	3
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	4
Notes to Consolidated Financial Statements	5 – 8
ITEM 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 – 14
ITEM 3. – Quantitative and Qualitative Disclosure about Market Risk	14
ITEM 4. – Controls and Procedures	14
PART II. – OTHER INFORMATION
ITEM 1. – Legal Proceedings	15
ITEM 2. – Changes in Securities	15
ITEM 3. – Defaults Upon Senior Securities	15
ITEM 4. – Submission of Matters to a Vote of Security Holders	15
ITEM 5. – Other Information	15
ITEM 6. – Exhibits and Reports on Form 8-K	15
SIGNATURES	16

PART I FINANCIAL INFORMATION

ITEM 1
CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

	September 30, 2003	December 31, 2002
Assets
Cash and due from banks	$17,767	$17,722
Interest bearing deposits in banks	21,704	16,834
Securities available for sale	75,574	74,178
Securities held to maturity	12,074	11,037
Federal Home Loan Bank stock	391	373
Loans held for sale	978	1,927
Loans, net	184,134	176,406
Premises and equipment	7,150	5,948
Accrued interest receivable	2,182	2,356
Cash surrender value of life insurance	3,902	3,769
Other assets	2,418	2,089

Total assets	$328,274	$312,639

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$54,296	$42,589
Savings and interest bearing demand	140,848	128,827
Time	49,363	55,947

Total deposits	244,507	227,363
Repurchase agreements	45,679	48,059
Other borrowings	547	1,871
Accrued interest payable	45	94
Other liabilities	883	2,922

Total liabilities	291,661	280,309
Shareholders’ Equity
Common stock (no par value); authorized 10,000,000 shares; Issued and outstanding: 2003 – 4,553,551 shares; 2002 – 4,084,210 shares;	27,147	19,459
Retained earnings	9,343	12,498
Accumulated other comprehensive income	123	373

Total shareholders’ equity	36,613	32,330
Total liabilities and shareholders’ equity	$328,274	$312,639

See accompanying notes

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Interest Income:
Loans	$10,604	$10,830	$3,537	$3,734
Interest bearing deposits	106	230	33	84
Securities available for sale	1,304	1,758	387	536
Securities held to maturity	345	347	126	126
Other interest income	50	40	16	12

Total interest income	12,409	13,205	4,099	4,492
Interest Expense:
Deposits	1,107	2,229	306	675
Borrowed funds	6	13	2	4
Repurchase agreements	551	333	149	168

Total interest expense	1,664	2,575	457	847
Net Interest Income	10,745	10,630	3,642	3,645
Provision for credit losses	(221)	(314)	(50)	(167)
Net interest income after provision for credit losses	10,524	10,316	3,592	3,478
Non-interest Income:
Service charges on deposit accounts	1,275	1,198	451	408
Gain on sales of investments available for sale	163	95	0	37
Merchant bankcard	937	886	321	310
Other	735	647	243	262

Total non-interest income	3,110	2,826	1,015	1,017
Non-interest Expense:
Salaries and employee benefits	4,285	4,094	1,505	1,385
Occupancy and equipment	957	971	320	297
Merchant bankcard	777	708	274	255
Other	1,525	1,420	518	462

Total non-interest expense	7,544	7,193	2,617	2,399
Income before income taxes	6,090	5,949	1,990	$2,096

Income taxes	(2,215)	(2,160)	(715)	(750)
Net income	$3,875	$3,789	$1,275	$1,346

Per share data:
Basic and diluted earnings per share	$0.85	$0.84	$0.28	$0.30
Weighted average number of common Shares outstanding:
Basic	4,557,359	4,519,518	4,553,078	4,498,357
Diluted	4,581,072	4,525,581	4,592,104	4,504,223
Return on Average Assets	1.62%	1.74%	1.60%	1.77%
See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30, 2003 and 2002
	Number of			Accumulated
	Common	Common		Other
	Shares	Stock	Retained	Comprehensive
	Outstanding	Amount	Earnings	Income (Loss)	Total
Balance, at December 31, 2001	4,105,308	$19,785	$9,478	$261	$29,524
COMPREHENSIVE INCOME:
Net Income	—	—	3,789	—	3,789
Other comprehensive income, net of tax:
Unrealized gain on securities	—	—	—	131	131
Comprehensive Income	—	—	—	—	3,920
Issuance of common stock	61,589	644	—	—	644
Repurchase of common stock	(82,811)	(972)	—	—	(972)
Stock options exercised	45	1	—	—	1

Balance, at September 30, 2002	4,084,131	$19,458	$13,267	$392	$33,117
Balance, at December 31, 2002	4,084,210	$19,459	$12,498	$373	$32,330
COMPREHENSIVE INCOME:
Net Income	—	—	3,875	—	3,875
Other comprehensive income, net of tax:
Unrealized loss on securities	—	—	—	(250)	(250)
Comprehensive Income	—	—	—	—	3,625
Issuance of common stock	66,065	804	—	—	804
Repurchase of common stock	(12,536)	(173)			(173)
Stock options exercised	2,290	27			27
Stock dividend – 10%	413,522	7,030	(7,030)	—

Balance, at September 30, 2003	4,553,551	$27,147	$9,343	$123	$36,613

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited), (Dollars in thousands)

	Nine Months Ended
	September 30,
	2003	2002
Cash Flows from Operating Activities
Net income	$3,875	$3,789
Adjustments to reconcile net income to net Cash provided by operating activities:
Provision for credit losses	221	314
Depreciation and amortization	428	449
Gains on sales of securities available for sale	(163)	(95)
Stock dividends received	(18)	(26)
(Increase) decrease in accrued interest receivable	174	(368)
(Decrease) in accrued interest payable	(49)	(108)
Other	(325)	(579)

Net cash provided by operating activities	4,143	3,376
Cash Flows from Investing Activities
Net increase in interest bearing deposits in banks	(4,870)	(5,769)
Proceeds from maturities of available for sale securities	69,300	21,835
Proceeds from sales of available for sale securities	7,179	6,534
Proceeds from maturities of securities held to maturity	440	330
Purchases of securities available for sale	(78,560)	(41,834)
Purchases of securities held to maturity	(1,467)	(1,362)
Increase in loans made to customers, net of principal collections	(6,954)	(7,814)
Purchases of premises and equipment and other	(1,426)	(747)

Net cash used in investing activities	(16,358)	(28,827)
Cash Flows from Financing Activities
Net increase in deposits	17,144	1,948
Net increase (decrease) in repurchase agreements and other borrowings	(3,704)	26,726
Payment of dividends, net of dividends reinvested	(1,034)	(877)
Repurchase of common stock	(173)	(972)
Exercise of stock options	27	1

Net cash provided by financing activities	12,260	26,826
Net (decrease) increase in cash and due from banks	$45	$1,375
Cash and Due from Banks
Beginning of period	17,722	15,054
End of period	$17,767	$16,429

Supplemental Disclosure of Cash Flow Information
Interest paid	1,713	2,683
Income taxes paid	2,238	2,025
Supplemental Schedule of Non-cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	(250)	131
Issuance of common stock through dividend reinvestment plan	804	644

See accompanying notes

CITIZENS BANCORP
Notes to Consolidated Financial Statements (unaudited)

1.	BASIS OF PRESENTATION

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

The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2002 consolidated financial statements, including notes there to, included in Bancorp’s 2002 Annual Report to shareholders. The results of operations for the nine months ended September 30, 2003, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 2003.

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

	Net Income	Shares	Per Share
Dollars in thousands, except for per share amounts	(Numerator)	(Denominator)	Amount
Nine months ended September 30, 2003
Basic earnings per share:
Net Income	$3,875	4,557,359	$0.85
Effect of dilutive securities:
Options	—	23,713	-0-
Diluted earnings per share:
Net Income	$3,875	4,581,072	$0.85
Nine months ended September 30, 2002
Basic earnings per share:
Net Income	$3,789	4,519,518	$0.84
Effect of dilutive securities:
Options	—	6,063	-0-
Diluted earnings per share:
Net Income	$3,789	4,525,581	$0.84

	Net Income	Shares	Per Share
Dollars in thousands, except for per share amounts	(Numerator)	(Denominator)	Amount
Three months ended September 30, 2003
Basic earnings per share:
Net Income	$1,275	4,553,078	$0.28
Effect of dilutive securities:
Options	—	9,026	-0-
Diluted earnings per share:
Net Income	$1,275	4,592,104	$0.28
Three months ended September 30, 2002
Basic earnings per share:
Net Income	$1,346	4,498,357	$0.30
Effect of dilutive securities:
Options	—	5,866	-0-
Diluted earnings per share:
Net Income	$1,346	4,504,223	$0.30

4.	STOCK-BASED COMPENSATION

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

	Nine Months Ended
	September 30,
(Dollars in thousands, except per share amounts)	2003	2002
Net income, as reported	$3,875	$3,789
Less total stock-based compensation expense determined under fair value method for all qualifying awards	(98)	(77)
Pro forma net income	$3,777	$3,712
Earnings per share:
Basic and diluted:
As reported	$0.85	$0.84
Pro forma	$0.83	$0.82

	Three Months Ended
	September 30,
(Dollars in thousands, except per share amounts)	2003	2002
Net income, as reported	$1,275	$1,346
Less total stock-based compensation expense determined under fair value method for all qualifying awards	(33)	(26)
Pro forma net income	$1,242	$1,320
Earnings per share:
Basic and diluted:
As reported	$0.28	$0.30
Pro forma	$0.27	$0.29

5.	CONTINGENCIES

Unfunded loan commitments totaled $34.9 million as of September 30, 2003 and $34.2 million as of December 31, 2002.

6.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not anticipate that adoption of this standard will have a significant effect on its reported equity

ITEM 2

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

OVERVIEW

Citizens Bank (“the Bank”) was chartered October 1, 1957 (charter #333) by the State of Oregon as a commercial bank. Since its beginning with a single office in Corvallis, Citizens Bank has expanded to an additional ten locations in the five counties of Benton, Linn, Lane, Polk, and Yamhill. Branches are located in the communities of Corvallis, Philomath, Albany, Junction City, Veneta, McMinnville, Harrisburg, Dallas, and Springfield (which opened on August 18, 2003).

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

Bancorp reported net income of $1,275,000 in the third quarter ended September 30, 2003, or $.28 per common share, a decrease of 5.3% from the third quarter net income of $1,346,000 in 2002 or $.30 per common share. For the first nine months of 2003, Bancorp earned $3,875,000, or $.85 per common share, an increase of 2.3% from the nine month 2002 earnings of $3,789,000 or $.84 per common share. The net increase is primarily attributed to the decrease in interest expense on deposits.

LOAN PORTFOLIO

The composition of the loan portfolio was as follows (in thousands):

	September 30, 2003	December 31, 2002
Commercial	$23,364	$21,377
Agriculture	18,925	16,196
Real Estate
Construction	13,138	15,474
1-4 Family	26,994	28,503
Other	101,483	93,990
Consumer Loans	3,398	3,882

	187,302	179,422
Less: net deferred loan fees	(424)	(470)
Total Loans	186,878	178,952
Less: allowance for credit losses	(2,744)	(2,546)

Net Loans	$184,134	$176,406

Transactions in the allowance for credit losses were as follows for the nine months ended September 30:

	2003	2002

Balance at beginning of period	$2,546	$2,146
Provision charged to operations	221	314
Loans recovered	3	9
Loans charged off	(26)	(108)

Balance at end of period	$2,744	$2,361

It is the policy of the Bank to place loans on nonaccrual after they become 90 days past due unless the loans are well secured and in the process of collection. The Bank may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status as a management tool to actively oversee specific loans.

Loans on non-accrual status as of September 30, 2003 and December 31, 2002 were approximately $1,447,000 and $130,000 respectively. Loans past due 90 days or more on which the Bank continued to accrue interest were approximately $1,000 at September 30, 2003 and $0 at December 31, 2002. There were no loans with modified terms as of September 30, 2003. Non-performing assets (defined as loans on non-accrual status and loans past due 90 days or more) are deemed by management to have adequate collateral or have specific reserves set aside to cover potential losses.

Three loans constitute the majority of approximately $1,447,000 in non-accrual status as of September 30, 2003. One loan of approximately $502,000 is a farm loan. The loan is not past due but management is working with the borrower to have the loan refinanced out of the bank or the farm sold or liquidated. Management deemed it prudent that the loan be on non-accrual status during the workout. In management’s estimation the collateral value is sufficient to cover the debt. The second loan of approximately $522,000 is a farm loan that is being restructured into a three-year pay out. Management anticipates the loan will cash flow and will be paid out at the end of the term. In management’s estimation the value of the collateral supports the debt. The third loan in the approximate amount of $372,000 is commercial real estate. Management is beginning foreclosure procedures against the borrower’s property, which the bank holds as collateral. The appraisal value of the real estate supports the outstanding debt.

INVESTMENT SECURITIES

The amortized cost and estimated book value of the investment securities held by the Bank, including unrealized gains and losses, at September 30, 2003 and December 31, 2002, are as follows (in thousands):

September 30, 2003	Amortized Cost	Estimated Fair Value	Unrealized Gain, net

Available for Sale
U.S. Treasury Securities (Including securities of government agencies And corporations)
Total	$75,372	$75,574	$202
Held to Maturity
Obligations of States and Political Subdivisions	$12,074	$12,685	$611

December 31, 2002	Amortized Cost	Estimated Fair Value	Unrealized Gain, net

Available for Sale
U.S. Treasury Securities (Including securities of government agencies and corporations)
Total	$73,566	$74,178	$612
Held to Maturity
Obligations of States and Political Subdivisions	$11,037	$11,571	$534

MATERIAL CHANGES IN FINANCIAL CONDITION

Changes in the balance sheet for the nine months ended September 30, 2003 include an increase in total assets, primarily in loans and interest bearing deposits in banks. The increase in liabilities was primarily in non-interest demand deposits and savings and interest bearing demand deposits.

At September 30, 2003, total assets increased 5.0% or approximately $15.6 million over total assets at December 31, 2002. Major components of the change in assets were:

–	$4.9 million increase in interest bearing deposits in banks

–	$1.4 million increase in securities available for sale

–	$7.7 million increase in net loans

Loans were generally made to customers within the Company’s market area. The increases were primarily funded by proceeds from increased deposits.

The Company experienced an increase in demand non-interest bearing deposits and savings and interest bearing demand deposits and a decrease in time certificates of deposits and repurchase agreements during the nine months ended September 30, 2003, specifically as follows:

–	$11.7 million increase in demand, non-interest bearing deposits

–	$12.0 million increase in savings and interest bearing demand

–	$6.6 million decrease in time certificates of deposits

–	$2.4 million decrease in repurchase agreements

Management believes the overall growth in deposits is a result of continuing penetration into existing and expanded market areas as a result of its emphasis on customer service and its relationship style of banking. The increase in demand, non-interest-bearing deposits is primarily attributable to one depository institution account temporarily holding larger than normal balances of approximately $10,000,000. The decrease in repurchase agreements was the result of overall lower customer balances in their repurchase accounts at quarter end. These balances are short-term in nature and fluctuate daily, depending on customers’ cash positions. The change from December 31, 2002 balances is considered routine. The decrease in time certificates of deposits was a result of management’s decision not to pay above-market rates for time deposits in competition with other financial institutions when liquidity was well within its established asset-liability management guidelines.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

The Company reported net income of approximately $3,875,000 or $.85 per common share, for the nine months ended September 30, 2003, compared to net income of approximately $3,789,000 or $.84 per common share, for the same period in 2002. This represents an increase in net income of 2.3%. Net income for the quarter ended September 30, 2003, was approximately $1,275,000 or $.28 net income per common share, compared to net income of approximately $1,346,000, or $.30 per common share, for the same period in 2002. This represents a decrease in net income of 5.3%.

Total interest income decreased approximately $796,000 or 6.0% for the nine months and $393,000 or 8.8% for the three months ended September 30, 2003 as compared to the same periods in 2002. These decreases for both the nine-month and three-month periods were primarily the result of the overall decrease in market rates from the comparable periods in 2002, which offset the earnings on increased levels of investments, interest bearing deposit accounts and loans.

Total interest expense decreased approximately $911,000 or 35.4% for the nine months and $390,000 or 46.1% for the three months ended September 30, 2003 as compared to the same periods in 2002. The decrease in interest expense on deposits for these periods was the result of lower interest rates paid resulting from overall market rate decreases compared to the same periods in 2002. The effect of the rate decrease was greater than interest expense related to increased levels of deposits. Interest expense on repurchase agreements for the nine months ending September 30, 2003 increased as a result of increased balances in the related underlying accounts and the number of account relationships from the comparable periods in 2002, which was greater than the effect of the lower rates paid during the periods. The decrease in interest expense on repurchase agreements for the three-month period ending September 30, 2003 was a result of lower balances in the related underlying accounts and a lower overall rate of interest paid.

Net interest income for the nine months ended September 30, 2003 was up $115,000 or 1.1% and down $3,000 or .1% for the three month period ended September 30, 2003 from the comparable periods in 2002. For the nine-month period the increase was a result of the average rate differences on interest bearing liabilities exceeding the rate differences on interest earning assets. The decrease in the three-month period ended September 30, 2003 was a result of the decrease in interest income due to overall lower market rates as compared to the same period in 2002.

Total non-interest income increased approximately $284,000 or 10.0% for the nine months and decreased $2,000 or .2% for the three months ended September 30, 2003 as compared to the same periods in 2002. The primary increases for the nine months ending September 30, 2003 were due to the gain on sale of securities available for sale, an increase in merchant bankcard income, an increase in the mortgage department fee income, and service charges on deposit accounts resulting from increases in volume and customer relationships. The decrease for the three-month period was due primarily to a decrease in gains on securities available for sale.

Total non-interest expense increased $351,000 or 4.9% for the nine months and increased $218,000 or 9.1% for the three months ended September 30, 2003, as compared to the same periods in 2002. Non-interest expense increased for the nine months ending September 30, 2003 as a result of routine adjustments in staff salaries, costs associated with the new branch in Springfield, and expenses associated with technology enhancements, products and occupancy. For the three-month period ended September 30, 2003, non-interest expense increased primarily due to overall cost associated with the two new branches in Dallas and Springfield as compared to the same period in 2002.

CREDIT LOSS PROVISION

The Bank maintains an allowance for credit losses on loans that occur from time to time as an incidental part of the business of banking. The allowance is increased by provisions charged to earnings and by recoveries on loans previously charged off, and is reduced by loan charge offs.

During the first nine months ended September 30, 2003, the Bank funded the allowance for credit losses $221,000 from operations as compared to $314,000 for the same nine-month period of 2002. For the three month period ending September 30, 2003, the Bank funded the allowance for credit losses $50,000 as compared to $167,000 for the same three month period in 2002. The Bank decreased the provision for credit losses for the nine-month and the three month periods in 2003 as compared to the same periods in 2002 based on its analysis of delinquencies, loan types, loan classifications, and other factors affecting the loan portfolio at September 30, 2003.

The Bank experienced $26,000 in credit losses and $3,000 in recoveries for the nine months ended September 30, 2003 and $99,000 in net losses for the same period ended September 30, 2002. Historically, the Bank’s loan charge-off levels have been very low compared to its peers. Management believes that the allowance for credit losses at September 30, 2003 of $2,744,000 or 1.46% of total loans is adequate.

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

The analysis of liquidity should also include a review of the changes that appear in the condensed consolidated statement of cash flows for the first nine months of 2003. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income that is adjusted for non-cash items and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of both proceeds from maturities and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Bank’s deposit accounts and repurchase agreements.

Management believes that the Bank’s existing sources of liquidity will enable the Bank to fund its requirements in the normal course of business.

As of September 30, 2003, shareholders’ equity totaled $36,613,000 as compared to $32,330,000 at December 31, 2002, an increase of 13.2%. This increase in equity was primarily due to the Company’s net income.

The total number of shares of Bancorp’s common stock that may be issued upon the exercise of all options granted under the Incentive Stock Option Plan may not exceed in the aggregate four percent (4%) of Bancorp’s issued and outstanding shares of common stock. As of October 31, 2003 Bancorp’s issued and outstanding shares totaled 4,554,242, so the maximum number of shares issuable under the Incentive Stock Option Plan was 182,170 on that date. As of October 31, 2003, options for 127,305 shares had been granted, options for 3,105 shares exercised, and options for 8,270 shares expired under this Plan.

The total number of shares of Bancorp’s common stock that may be issued under the Stock Bonus Plan may not exceed in the aggregate one percent (1%) of Bancorp’s issued and outstanding shares of common stock. As of October 31, 2003 Bancorp’s issued and outstanding shares totaled 4,554,242, so the maximum number of shares issuable under the Stock Bonus Plan was 45,542 on that date. As of October 31, 2003, no stock had been issued under this Plan.

Capital ratios for the Company were as follows as of the dates indicated:

	Adequately	Well
	Capitalized	Capitalized	Bancorp
	Standards	Standards	September 30, 2003	December 31, 2002
Tier 1 Leverage Ratio	4%	5%	11.48%	10.25%
Tier 1 Risk Based Capital Ratio	4%	6%	16.24%	15.24%
Total Risk Based Capital Ratio	8%	10%	17.47%	16.46%

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

Date: November 13, 2003		/s/ William V. Humphreys

	By:	William V. Humphreys
President and
Chief Executive Officer

Date: November 13, 2003		/s/ Lark E. Wysham

	By:	Lark E. Wysham
Executive Vice President and
Chief Financial Officer