Form 10-K
period 2003-12-31
CITIZENS BANCORP/OR
filed 2004-03-29
CIK 1048575

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

          Indicate by check mark whether registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

          There is no active trading market for the Registrant’s common stock. The Registrant’s common stock is not listed on any exchange or quoted on NASDAQ. The aggregate market value of the voting common equity held by non-affiliates as of June 28, 2003 (the last business day of the most recently completed second quarter) was $59,694,883, based on the last sale of $16.95 per share on June 28, 2003.

As of March 1, 2004 there were 4,617,997 shares of registrant’s common stock issued and outstanding, of which 3,914,717 were held by non-affiliates.

          DOCUMENTS INCORPORATED BY REFERENCE. Part III of this Form 10-K incorporates by reference portions of the definitive 2004 Annual Meeting Proxy Statement sent to the Company’s shareholders in connection with its April 20, 2004 Annual Meeting of Shareholders.

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

The Company is authorized to issue up to 10,000,000 shares of common stock, no par value. The Company has registered 1,732,500 shares for issuance under its Dividend Reinvestment Plan, of which 308,306 shares had been issued thereunder as of December 31, 2003. As of December 31, 2003 there were a total of 4,554,242 shares of the Company common stock issued and outstanding. Citizens Bank is the registered transfer agent for the Company’s common stock.

Citizens Bank was chartered October 1, 1957 (charter #333) by the State of Oregon as a commercial bank. Since its beginning with a single office in Corvallis, Citizens Bank has expanded to an additional ten locations in the five counties of Benton, Linn, Lane, Yamhill, and Polk. Branches are located in the communities of Corvallis, Philomath, Albany, Junction City, Veneta, McMinnville, Harrisburg, Dallas, and Springfield.

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

The Company’s primary goal is to improve shareholder value through increased earnings while maintaining a high level of safety and soundness. The Company is committed to independence and long-term performance strategies. As a result of its corporate culture, the Company continues to show good performance as evidenced by the five-year history of growth in the following selected areas:

(Thousands)	2003	2002	2001	2000	1999
Net Income	$5,012	$4,858	$4,028	$3,612	$3,254
Return on Average Equity	14.06%	15.32%	13.76%	13.75%	13.22%
Return on Average Assets	1.59%	1.64%	1.48%	1.52%	1.36%
Average Equity to Average Assets	11.32%	10.73%	10.74%	11.03%	10.29%
Dividend Payout Ratio	41.82%	38.32%	38.64%	41.77%	45.83%
Total Loans (net)	$185,053	$178,333	$171,196	$158,920	$139,123
Total Deposits	$235,759	$227,363	$231,821	$200,960	$194,350
Total Assets	$326,269	$312,639	$278,529	$244,380	$239,606
Total Equity	$35,617	$32,330	$29,524	$27,063	$24,342

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

Employees

At December 31, 2003 the Bank had 136 full-time equivalent employees. The Bank values its employees. They are actively engaged individually and as a team in contributing to the Bank’s realization of its culture and mission. None of the employees of the Bank are subject to a collective bargaining agreement. A number of benefit programs are available to eligible employees including group medical insurance plans, paid time off, group life insurance, and a 401(K) plan.

Competition

At December 31, 2003, the Bank was among the top 10 largest commercial banks headquartered in the State of Oregon as measured by the State of Oregon’s division of Finance and Corporate Securities. The Bank competes with other commercial banks as well as savings and loan associations, credit unions, mortgage companies, insurance companies, investment banks, securities brokerages and other non-bank financial service providers. Banking in the State of Oregon is substantially dominated by several very large banking institutions whose headquarters are not in Oregon. They include Wells Fargo Bank, US Bank, Key Bank, Washington Mutual Bank, and Bank of America. Together these large organizations hold a majority of the deposit and loan balances held by banks in the State of Oregon. The Bank attempts to offset some of the advantages of these larger competitors through superior relationship building with the customer, better service, quicker response to the customers’ needs, and local decision-making. We rely on the fact that many businesses and individuals within small Oregon communities want to see their money stay within the local economy, rather than see it used to fund loans in distant places.

2003 Activities

The Bank opened its eleventh branch in the community of Springfield, Oregon on August 18, 2003. The Springfield Branch is located at 2073 Olympic Street Suite 100 in a leased facility. The Company anticipates the Branch will have strong market penetration in Springfield by providing outstanding banking services by the experienced branch staff.

The permanent building for the Dallas Branch was completed in early June 2003. The temporary facility was moved off the property and the branch began operating in the new building on June 27, 2003.

The Main Branch, which is located on the first floor of the Bank’s headquarters in Corvallis, is undergoing a complete remodel which began late in 2003. The remodel will provide more efficient use of the floor space including privacy for loan officers when meeting with customers and increased storage in the teller/operations area. The remodel completion date is anticipated to be April 2004.

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

Gramm-Leach-Bliley Financial Services Modernization Act

On November 12, 1999, the Gramm-Leach-Bliley Financial Service Modernization Act of 1999 (“GLB Act”) was signed into law. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the GLB Act:

(1)	repealed the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

(2)	broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

(3)	provided an enhanced framework for protecting the privacy of consumer information; and

(4)	addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

The GLB Act also imposed certain obligations on financial institutions to develop privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect and secure customer data. These privacy provisions were implemented by regulations that were effective on November 12, 2000. Compliance with the privacy provisions was required by July 1, 2001.

USA PATRIOT Act

In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions.

     Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements:

-	All financial institutions must establish anti-money laundering programs.

-	Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

-	Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign banks that do not have a physical presence in any country, and will be subject to certain record-keeping obligations with respect to correspondent accounts of foreign banks.

-	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

To date, it has not been possible to predict the impact the USA PATRIOT Act and its implementing regulations may have on the Company and the Bank.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The Sarbanes-Oxley Act is the most far-reaching U.S. securities legislation enacted in some time. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (“SEC”), under the Securities Exchange Act of 1934 (“Exchange Act”).

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The full effect and/or impact of the Act on the Company and its subsidiary are unknown at this time. However, we anticipate that we will incur additional expenses as a result of the Act, especially in our documentation and testing requirements under Section 404 of the Act. The estimated amount of those expenses is uncertain at this time.

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

ITEM 2. PROPERTIES

The principal properties of the Company and its subsidiary, Citizens Bank, are comprised of banking facilities owned or leased by the subsidiary.

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

The Bank operates eleven (11) full service branches, of which six (6) are owned and five (5) are leased. The Company also operates a Mortgage Loan Department in Corvallis, Oregon in a leased building. These buildings range in size from 2,500 square feet to approximately 30,000 square feet. Their primary function and use is to provide banking service to the Bank’s customers. See the Contractual Obligations table on page 28 for a summary of our lease requirements. The following sets forth certain information regarding the Bank’s office facilities.

Main Office 275 SW Third Street Corvallis, Oregon	Junction City Office 955 Ivy Street Junction City, Oregon	East Albany Office (1) 2315 14th Ave. SE Albany, Oregon

Circle Office (2) 978 NW Circle Blvd. Corvallis, Oregon	Philomath Office 1224 Main Street Philomath, Oregon	West Albany Office (3) 2230 Pacific Blvd. SE Albany, Oregon

Veneta Office (4) 88312 Territorial Road Veneta, Oregon	McMinnville Office 455 NE Baker Street McMinnville, Oregon	Harrisburg Office (5) 230 North 3rd Street Harrisburg, Oregon

Dallas Office (6) 583 SE Jefferson Dallas, Oregon	Springfield Office (7) 2073 Olympic Street Suite 100 Springfield, Oregon	Mortgage Department(8) 201 NW Third Street Suite B Corvallis, Oregon

(1)	Mennonite Home, satellite office of the East Albany Branch. This limited facility is open to the large retirement/assisted living center for two hours Monday through Friday. Lease renewed on February 29, 2003 for a three-year term.

(2)	Premises leased under an original lease agreement dated May 1, 1970 and a supplemental lease agreement dated August 16, 1994. The lease expires January 1, 2020.

(3)	Ground lease under ground lease agreement dated May 29, 1998. The lease expires in year 2048.

(4)	Premises leased under a supplemental lease agreement dated October 30, 1998. The lease expired on December 31, 2003. The premises are being leased month-to-month while new lease terms are being negotiated.

(5)	Premises leased under a lease agreement dated May 4, 2001. The lease expires May 4, 2006, with the right to renew for two additional periods of five years each.

(6)	Dallas branch ground lease commenced November 7, 2002 for five years with the option to renew for two five-year terms.

(7)	Premises leased under a lease agreement dated June 1, 2003. The lease expires on May 31, 2006 with the right to renew for two additional periods of three years each.

(8)	Premises leased under a lease agreement dated September 1, 2003, which expires August 31, 2005.

The Bank owns or leases all of the facilities described above. Management believes that the facilities are of sound construction, in good operating condition, are appropriately insured and are adequately equipped for carrying on the business of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2003, no matters were submitted to the Company’s security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established market for the Company’s common stock, and the stock is not listed on and does not trade on or through any exchange or quotation system. There is no expectation that an established market will develop for the Company’s common stock. As the transfer agent for the Company’s common stock, Citizens Bank keeps an informal record of persons expressing an interest in buying or selling the Company’s common stock and introduces prospective buyers and sellers. Citizens Bank also keeps some informal records of prices paid and received for the Company’s common stock by certain persons. Neither the Company nor the Bank does or will recommend prices for the Company’s common stock.

There were 1,150 holders of record of the Company’s no par value common stock as of March 1, 2004, and an estimated 87 additional beneficial holders whose stock was held in street name by brokerage houses. The last transaction price of the Company’s common stock of which the Company is aware was $17.90 per share on March 1, 2004.

The Company has no formal dividend policy. The amount of any dividend is determined by the Bancorp Board of Directors and depends on the amount of profits generated and the growth objectives of the Company and the Bank, together with other factors considered by the Board in its discretion. Under Oregon law certain restrictions on the payment of dividends apply. Under these restrictions, a bank or holding company may not declare or pay any dividend in an amount greater than its retained earnings. In addition, applicable bank regulatory authorities have the power to require any bank to suspend the payment of any and all dividends until the bank shall have complied with all requirements that may have been imposed by such authorities.

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

	High	Low
1999	$17.50	$12.90
2000	$14.44	$10.00
2001	$14.50	$9.75
2002	$15.00	$11.45
2003	$18.50	$12.49

Per share information for the current and prior periods reflect the effect of the stock dividends and stock splits.

The following table sets forth certain transaction prices per share for shares of the Company’s common stock for the quarterly periods shown. This information is subject to the qualifications set forth above.

	High	Low
2002
First quarter	$14.75	$11.45
Second quarter	$12.50	$12.00
Third quarter	$12.50	$12.00
Fourth quarter	$15.00	$12.25
2003
First quarter	$15.00	$12.49
Second quarter	$16.95	$13.00
Third quarter	$17.40	$15.00
Fourth quarter	$18.50	$17.00

The Company made no stock repurchases in the quarter ended December 31, 2003.

Citizens Bank/Bancorp, Common Equity Holding. As of December 31, 2003, there were 4,554,242 shares outstanding, held by 1,123 shareholders of record. As of March 1, 2004, there were 1,150 holders of Citizens Bancorp and 4,617,997 shares outstanding. Since December 31, 2003, 61,727 shares were issued under the Dividend Reinvestment Plan.

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

The following sets forth, for the calendar years shown, the cash and stock dividends per share of common stock declared by Citizens Bancorp.

	Cash Dividend	Stock Dividend
1999	$.33	5%
2000	$.33	—
2001	$.34	—
2002	$.41	—
2003	$.46	10%

Per share information for prior periods reflect the effects of the stock dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and accompanying notes presented herein.

(In thousands, except share data)

			% increase
			(decrease)
Year ended December 31,	2003	2002	2002 to 2003	2001	2000	1999
EARNINGS
Total interest income	$16,312	$17,575	(7.19%)	$18,755	$18,436	$17,023
Total interest expense	2,082	3,322	(37.33%)	5,674	6,241	6,046
Net interest income	14,230	14,253	(0.16%)	13,081	12,195	10,977
Provision for credit losses	270	624	(56.73%)	733	454	264
Net interest income after provision for credit losses	13,960	13,629	2.43%	12,348	11,741	10,713
Total non-interest income	4,113	3,773	9.01%	3,396	2,672	2,403
Total non-interest expense	10,203	9,793	4.19%	9,181	8,587	8,079
Income before taxes	7,870	7,609	3.43%	6,563	5,826	5,037
Income taxes	2,858	2,751	3.89%	2,535	2,214	1,783
Net income	$5,012	$4,858	3.17%	$4,028	$3,612	$3,254
PER COMMON SHARE (1)
Net income	$1.10	$1.07	2.80%	$.88	$.79	$.72
Diluted Basic	1.09	1.07	1.87%	.88	.79	.72
Cash dividends	.46	.41	12.20%	.34	.33	.33
Book value	7.82	7.20	8.61%	6.54	5.95	5.36
PERIOD END BALANCES
Total assets	$326,269	$312,639	4.36%	$278,529	$244,380	$239,606
Net loans	185,053	178,333	3.77%	171,196	158,920	139,123
Deposits	235,759	227,363	3.69%	231,821	200,960	194,350
Repurchase agreements	50,907	48,059	5.93%	14,298	12,651	13,425
Shareholders’ equity	35,617	32,330	10.17%	29,524	27,063	24,342
PERFORMANCE RATIOS
Return on Average Assets	1.59%	1.64%		1.48%	1.52%	1.36%
Return on Average Equity	14.06%	15.32%		13.76%	13.75%	13.22%
Average Equity to Average Assets	11.32%	10.73%		10.74%	11.03%	10.29%
Efficiency Ratio (2)	54.92%	53.63%		55.03%	57.01%	59.57%

(1)	Per share amounts and the average number of shares outstanding have been restated for a stock dividend of 10% in 2003.

(2)	The efficiency ratio is computed by dividing total non-interest expenses by the total of net interest income and total non-interest income. Net interest income used in the calculation includes tax equivalent adjustments (at the federal statutory rate of 34%) related to income on securities that are exempt from federal taxes.

Selected Quarterly Financial Data

The following table sets forth the Company’s unaudited data regarding operations for each Quarter for 2003 and 2002. This information, in the opinion of management, includes all normal recurring adjustments necessary to state fairly the information set forth herein.

2003 Quarters Ended,	Dec. 31	Sept. 30	June 30	March 31
EARNINGS
Total interest income	$3,903	$4,099	$4,128	$4,182
Total interest expense	(418)	(457)	(576)	(631)

Net interest income	3,485	3,642	3,552	3,551
Provision for credit losses	(49)	(50)	(80)	(91)

Net interest income after provision for credit losses	3,436	3,592	3,472	3,460
Total non-interest income	1,003	1,015	1,071	1,024
Total non-interest expense	(2,659)	(2,617)	(2,426)	(2,501)

Income before taxes	1,780	1,990	2,117	1,983
Income taxes	643	715	760	740

Net income	$1,137	$1,275	$1,357	$1,243

PER COMMON SHARE (1)
Basic	$.25	$.28	$.30	$.27
Diluted	.24	.28	.30	.27
Basic weighted average number of outstanding shares (1)	4,554,204	4,553,078	4,561,387	4,557,227
Diluted weighted average number of outstanding shares (1)	4,596,392	4,592,104	4,578,302	4,561,858

(1) Adjusted to reflect stock repurchases in 2003 and 2002, dividends reinvested, and 10% stock dividend in 2003.

(In thousands, except share data)

2002 Quarters Ended,	Dec. 31	Sept. 30	June 30	March 31
EARNINGS
Total interest income	$4,356	$4,492	$4,410	$4,317
Total interest expense	(747)	(847)	(828)	(900)

Net interest income	3,609	3,645	3,582	3,417
Provision for credit losses	(310)	(167)	(84)	(63)

Net interest income after provision for credit losses	3,299	3,478	3,498	3,354
Total non-interest income	961	1,017	996	799
Total non-interest expense	(2,600)	(2,399)	(2,516)	(2,278)

Income before taxes	1,660	2,096	1,978	1,875
Income taxes	591	750	657	753

Net income	$1,069	$1,346	$1,321	$1,122

PER COMMON SHARE (1)
Basic	$.24	$.30	$.29	$.24
Diluted	.24	.30	.29	.24
Basic weighted average number of outstanding shares (1)	4,492,601	4,498,358	4,528,979	4,568,592
Diluted weighted average number of outstanding shares (1)	4,494,789	4,500,203	4,530,846	4,571,060

(1) Adjusted to reflect stock repurchases in 2003 and 2002, dividends reinvested, and 10% stock dividend in 2003.

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

Results of Operations for Years Ended December 31, 2003, 2002, and 2001.

Net Income. For the three years ended December 31, 2003, the Company’s net income was $5.012 million, $4.858 million, and $4.028 million, respectively. 2003 net income increased $.154 million or 3.2% as compared to 2002, which increased $.830 million or 20.6% over 2001. The Company’s increased net income in 2003 resulted primarily from a reduction in the provision for credit losses and an increase in non-interest income. The reduced provision for credit losses was based on management’s continuing analysis of the risk factors affecting the loan portfolio, and on actual loan loss experience. The increase in non-interest income in 2003 was the result of an increase in service charges on deposit accounts associated with the growth in the number of customer relationships, increased income from Bankcard as a result of increased product usage and customer relationships, and fee income from increased production by the Bank’s mortgage department. Net interest income in 2003 was substantially unchanged from 2002, as interest income and interest expense were affected similarly by the ongoing general reduction in interest rates. Interest income and interest expense both decreased by $1.2 million, as lower rates generally offset the effect of larger earning asset and interest bearing liability totals.

The average rate earned on loans for 2003, 2002, and 2001 was 7.5%, 8.1%, and 9.0%, respectively. The net decrease in the average loan yield was due to the continuing reduction of market rates in 2003, and variable rate loans repricing to lower rates during 2003. Management believes that the customer relationships developed by its experienced loan officers and the expanding market area due to increased branch locations contributed to the increase in loan volumes in 2003.

The decrease in the investment portfolio income was due to the reinvestment of maturing and called securities into lower yielding investments as a result of the lower rate environment.

The increase in average earning assets in 2003 is primarily reflected in increases in loan and security volumes. Average yields on earning assets for 2003, 2002, and 2001 were 5.8%, 6.6%, and 7.9%, respectively.

Interest Income. Interest income totaled $16.3 million for the year ended December 31, 2003, a 7.2% decrease from the $17.6 million for 2002, which was a 6.3% decrease from the $18.8 million for 2001. The decrease in both 2003 and 2002 resulted from decreased rates earned on loans and investment securities due to the impact of rate decreases during the year which negated any increases in earnings from growth in volumes.

Interest Expense. Interest expense for the year ended December 31, 2003 was $2.1 million, a 37.3% decrease from the $3.3 million expense for 2002, which was a 41.5% decrease over the $5.7 million expense for 2001. The decrease in interest expense in 2003 resulted primarily from lower interest rates paid on deposits as compared to the same period in 2002 ($.9 million), as the declining rate environment nationally continued throughout 2003, and to a lesser extent from the decrease in our deposit levels ($.3 million). The decrease in 2002 as compared to 2001 was also primarily the result of lower rates paid on deposits, with rates declining rapidly as a result of the Federal Reserve Bank’s multiple interest rate reductions in 2001. The effect of the lower rates reducing interest expense in 2002 ($2.5 million) was greater than the increase in interest expense related to increased levels of deposits during the year ($.1 million). Interest on customer repurchase agreements increased in 2003, 2002, and 2001 as a result of increased relationships and the underlying account balances which was greater than the effect of the lower rates paid during those years.

Net Interest Income. Net interest income for the years 2003, 2002, and 2001 was $14.2 million, $14.3 million, and $13.1 million, respectively. Additionally, for the same periods beginning with 2003, net interest margins, on a tax equivalent basis, were 5.1%, 5.4%, and 5.5%, respectively. Despite an increase in volumes, the decrease in the net interest margin from 2001 to 2002 and from 2002 to 2003 was primarily due to the reduced average rates earned on loans and investment securities, which had a greater impact than the reduced cost of interest bearing liabilities.

The following table sets forth, for the periods indicated, interest income and interest expense with the resulting average yield or rate by category of average earning assets and average interest bearing liabilities.

Average Balances and Tax-Equivalent Net Interest Margin

Year Ended December 31,	2003			2002			2001
			Avg. Rate						Avg. Rate
	Average	Int. Income	Earned/	Average	Int. Income	Avg. Rate	Average	Int. Income	Earned/
(In thousands)	Balance	(Expense)	Paid	Balance	(Expense)	Earned/ Paid	Balance	(Expense)	Paid
ASSETS
Loans (2)	$186,498	$13,976	7.49%	$177,795	$14,428	8.11%	$167,842	$15,075	8.98%
Investment securities:
Taxable	73,244	1,728	2.36%	63,619	2,386	3.75%	51,447	2,777	5.40%
Tax-exempt (1)	11,484	688	6.00%	10,757	702	6.53%	9,013	600	6.66%
Total Investment Securities	84,728	2,416	2.85%	74,376	3,088	4.15%	60,460	3,377	5.59%
Interest bearing deposits in banks and federal funds sold	13,671	154	1.13%	17,466	298	1.71%	12,520	507	4.05%
Total earning assets	284,897	16,546	5.81%	269,637	17,814	6.61%	240,822	18,959	7.87%
Cash and due from banks	17,736			14,014			23,302
Premises and equipment - net	6,760			5,531			5,396
Other assets	8,184			8,243			4,761
Allowance for credit losses	(2,687)			(2,280)			(1,751)
Total	$314,890			$295,145			$272,530
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Savings, MMDA, NOW	$136,504	(448)	.33%	$126,675	(773)	.61%	$108,234	(1,472)	1.36%
Time	51,842	(926)	1.79%	66,350	(1,997)	3.01%	72,837	(3,712)	5.10%
Total interest- Bearing deposits	188,346	(1,374)	.73%	193,025	(2,770)	1.44%	181,071	(5,184)	2.86%
Repurchase agreements	44,532	(699)	1.57%	28,398	(536)	1.89%	16,002	(449)	2.81%
Other borrowings	978	(9)	.92%	1,032	(16)	1.55%	1,170	(41)	3.50%
Total interest-bearing liabilities	233,856	(2,082)	.89%	222,455	(3,322)	1.49%	198,243	(5,674)	2.86%
Demand deposits	44,109			38,983			32,062
Other liabilities	1,274			2,009			12,944
Shareholders’ equity	35,651			31,698			29,281
Total	$314,890			$295,145			$272,530
Net interest income (1)		$14,464			$14,492			$13,285
Interest income as a % of avg. earning assets			5.81%			6.61%			7.87%
Interest expense as a % of avg. earning assets			.73%			1.24%			2.36%
Net interest margin			5.08%			5.37%			5.51%

(1)	Includes taxable equivalent adjustments related to income on securities that is exempt from federal income taxes. The federal statutory rate was 34%.

(2)	For purposes of these calculations, nonaccrual loans are included in the average loan balance outstanding. Loan fees and late charges of $697, $719, and $567 are included in interest income for 2003, 2002 and 2001.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volumes and rates. Changes not due solely to volume or rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

	2003 versus 2002			2002 versus 2001
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in
	Average	Average	Net	Average	Average	Net
(in thousands)	Volume	Rate	Change	Volume	Rate	Change
INTEREST INCOME
Loans	$685	$(1,137)	$(452)	$861	$(1,508)	$(647)
Investment securities	499	(1,171)	(672)	1,463	(1,752)	(289)
Interest-bearing deposits in banks and federal funds sold	(104)	(40)	(144)	153	(362)	(209)
Total interest income	1,080	(2,348)	(1,268)	2,477	(3,622)	(1,145)
INTEREST EXPENSE
NOW, MMDA & Savings deposits	56	(381)	(325)	218	(917)	(699)
Time deposits	(643)	(428)	(1,071)	(368)	(1,347)	(1,715)
Repurchase agreements	265	(102)	163	268	(181)	87
Other borrowings	(1)	(6)	(7)	(4)	(21)	(25)
Total interest expense	(323)	(917)	(1,240)	114	(2,466)	(2,352)
Changes in net Interest income	$1,403	$(1,431)	$(28)	$2,363	$(1,156)	$(1,207)

The following chart further reflects changes in average balances and rates from the year ended December 31, 2003 to the year ended December 31, 2002.

Increase (Decrease) In Average Balance:
Loans	4.89%
Investments	13.92%
Fed Funds & Deposits	(21.73)%
Total Earning Assets	5.66%
NOW, MMDA, Savings	7.76%
Time	(21.87)%
Repurchase Agreements	56.81%
Other Borrowings	(5.23)%
Total Int Bear Liabilities	5.13%
Increase (Decrease) In Average Rate:
Loans	(7.65)%
Investments	(31.32)%
Fed Funds & Deposits	(33.98)%
Total Earning Assets	(12.09)%
NOW, MMDA, Savings	(46.22)%
Time	(40.65)%
Repurchase Agreements	(16.84)%
Other Borrowings	(40.64)%
Total Int Bear Liabilities	(40.38)%

The following chart further reflects changes in average balances and rates from the year ended December 31, 2002 to the year ended December 31, 2001.

Increase (Decrease) In Average Balance:
Loans	5.93%
Investments	23.02%
Fed Funds & Deposits	39.50%
Total Earning Assets	11.97%
NOW, MMDA, Savings	17.04%
Time	(8.91)%
Repurchase Agreements	77.47%
Other Borrowings	(11.79)%
Total Int Bear Liabilities	12.21%
Increase (Decrease) In Average Rate:
Loans	(9.65)%
Investments	(26.05)%
Fed Funds & Deposits	(57.87)%
Total Earning Assets	(16.08)%
NOW, MMDA, Savings	(55.13)%
Time	(40.94)%
Repurchase Agreements	(32.73)%
Other Borrowings	(55.76)%
Total Int Bear Liabilities	(47.82)%

Net Interest Income After Provision For Credit Losses. Net interest income after the provision for credit losses was $14.0 million at December 31, 2003, $13.6 million at December 31, 2002, and $12.3 million at December 31, 2001. Total provision for credit losses for the three years ending December 31, 2003 was $270,000, $624,000, and $733,000, respectively. The Company decreased the 2003 provision for credit losses based on its analysis of probable losses in the loan portfolio derived from the loan grading system and the loss analysis of impaired loans as of December 31, 2003. Charge-offs of $54,000, $237,000, and $101,000 were realized in 2003, 2002, and 2001, respectively. Recoveries were $3,000, $13,000, and $4,000 during the same periods. Historically, the Company’s loan charge-off levels have been very low compared to its peers. Management will continue to monitor and analyze charge-off levels closely. Management’s assessment of the allowance for credit losses includes various factors such as delinquent and non-performing loans, historical analysis of credit loss experience, knowledge of the present and anticipated economic future of its market areas, and loan grades. Management believes the high quality of the loan portfolio reflects the Bank’s strong internal controls, excellent loan policy standards, experienced loan officers and conservative underwriting practices. Management believes the allowance for credit losses at December 31, 2003 of $2.8 million is adequate. The allowance for credit losses to total loans at December 31, 2003, 2002, and 2001 respectively was 1.47%, 1.41%, and 1.24%.

Non-Interest Income. Non-interest income was $4.1 million for the year ended December 31, 2003, a 9.0% increase from $3.8 million in 2002, which was 11.1% higher than the $3.4 million in 2001. In both years the Bank experienced increased income from the mortgage loan origination activities in the low rate environment, increased service charges on customer accounts due to an increase in both the number of relationships and fee increases, and improved Bankcard income as a result of volume increases. In addition, in 2003 the Bank realized increased gains on the sale of available for sale securities. In 2002, the Bank experienced a full year on earnings on bank owned life insurance policies, which were purchased in late 2001 to help offset employee benefits costs.

Non-Interest Expense. Non-interest expenses consist primarily of employee salaries and benefits, occupancy, data processing, Bankcard services, office supplies, professional services and other non-interest expenses. Overall increases are a result of the Company’s increased volume, management’s emphasis on business development, start-up cost associated with the new branch in Springfield which opened in August 2003, the completion of the permanent branch building in Dallas which was completed in June 2003, higher levels of marketing, increased emphasis on staff training, and the increasing cost of medical insurance.

Non-interest expense was $10.2 million for the year ended December 31, 2003, an increase of $.4 million or 4.2% from the year ended December 31, 2002, which was an increase of $.6 million or 6.7% over the period ended December 31, 2001.

At the end of 2003, the Company employed 136 full time equivalent employees compared to 129 at the end of 2002 and 120 at the end of 2001. The primary increase in 2003 was due to the staffing of the new branch in Springfield. The increase in 2002 was due to the staffing of the new Dallas Branch and the hiring of a training officer. The Company has continued to increase staff productivity through training, education, and hiring practices.

Income Taxes. Income tax expense for 2003 was $2.9 million or 36.3% of income before taxes, 2002 was $2.8 million or 36.2% of income before taxes, and 2001 was $2.5 million or 38.6% of income before taxes.

Asset/Liability Management. The Company uses an asset/liability modeling system called ALX to estimate the degree of interest rate risk and market risk inherent in its mix of interest earning assets and interest bearing liabilities. The Company’s strategy is to keep a position that is very close to “balanced”. That is, the repricing of assets and liabilities would move much at the same rate. The Company’s profitability is dependent to a large extent on net interest income. The Company has become both asset and liability sensitive, meaning the Company’s net interest margin may decline slightly if rates rise and decline slightly if rates fall. If rates increase, and more loans float off of floors, net interest income should increase.

Liquidity and Sources of Funds. The Company’s primary sources of funds for liquidity purposes are customer deposits, maturities of investment securities, sales of “available for sale” securities, loan repayments, short-term borrowings, advances on lines of credit from correspondent banks and from the Federal Home Loan Bank of Seattle, and the purchase of federal funds. The Company can anticipate the availability of funds from scheduled loan repayments, maturities of securities and from borrowed funds. Customer deposits and unscheduled payments of loans are influenced by the interest rate environment, the condition of the economy, competition, and other factors.

Deposits are a primary source of new funds. At December 31, 2003, total deposits were $235.8 million, $227.4 million at December 31, 2002 and $231.8 million at December 31, 2001. The decrease in time certificates of deposits was a result of management’s decision not to pay above-market rates for time deposits in competition with other financial institutions when liquidity is well within established asset-liability guidelines.

The Company had securities sold under agreements to repurchase (REPOs) at December 31, 2003, 2002, and 2001 of $50.9 million, $48.1 million, and $14.3 million, respectively. REPOs represent an agreement between the Bank and a customer to collateralize funds deposited by the customer in an interest bearing repurchase sweep account. The Bank secures the REPO account with US Treasury and/or Government Agency Securities. In consideration of the funds deposited, the Bank transfers the security to the customer. The Bank agrees to repurchase the security on the next business day for the amount of the deposit plus simple interest on that amount calculated for one day at the rate established for REPO accounts as set by the Bank for that day. The funds provided by REPOs are considered borrowings, not deposits, and are not covered by FDIC insurance. Management believes the growth in REPOs is a result of continuing penetration into the commercial deposit markets due to the Company’s emphasis on customer service, its relationship style of banking and on continuing difficulties in the stock market.

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

The overall cost of funds was as follows:

COST OF FUNDS

2003	2002	2001
.9%	1.5%	2.9%

The average daily amount of deposits and rates paid on deposits is summarized for the periods indicated in the following table.

	2003		2002		2001
(In Thousands)	Amount $	Rate %	Amount $	Rate %	Amount $	Rate %
DEPOSITS
Demand	$44,109	—	$38,983	—	$32,062	—
Interest-bearing demand	$33,850	.16%	$30,270	.19%	$25,647	.51%
Savings	$102,654	.38%	$96,405	.74%	$82,587	1.62%
Time	$51,842	1.79%	$66,350	3.01%	$72,837	5.10%
Total	$232,455		$232,008		$213,133

The following table indicates the amount of the Bank’s certificates of deposits with balances equal to or greater than $100,000 classified by time remaining until maturity as of December 31, 2003.

Maturity Period	Certificates of Deposit
(In Thousands)
3 months or less	$6,965
3 months through 6 months	3,122
6 months through 12 months	6,118
Over 12 months	1,714
TOTAL	$17,919

The following table is a summary of securities sold under repurchase agreement (REPO) for each of the last three years.

	(Dollars in Thousands)
	2003	2002	2001
Securities sold under agreement to repurchase:
Average interest rate
At year end	1.2%	1.8%	1.8%
For the year	1.6%	1.9%	2.8%
Average amount outstanding during the year	$44,532	$28,398	$16,002
Maximum amount outstanding at any month end	$50,907	$48,059	$19,070
Amount outstanding at year end	$50,907	$48,059	$14,580

Contractual Obligations

The following table sets forth the Company’s contractual obligations as December 31, 2003.

		Less than 1			More than 5
	Total	Year	1-3 Years	3-5 Years	Years
Operating Leases (1-9)	$1,732	$139	$214	$115	$1,264
Certificates of Deposit	$48,965	$42,767	$6,185	$13
Short-term Borrowings	$50,907	$50,907

Operating Leases

(1)	Veneta Branch building leased under a supplemental lease agreement dated October 30, 1998. The lease expired on December 31, 2003. The premises are being leased month-to-month while new lease terms are being negotiated.

(2)	West Albany Branch land lease dated May 29, 1998 for a term of fifty years. On each fifth annual anniversary date of the lease, rent is adjusted based on any increase in the Consumer Price Index. At no time will the rent decrease from the initial stated rent of $1,850 per month.

(3)	Mortgage Department building lease, dated September 1, 2003, expires August 31, 2005 with no renewal provision. Monthly lease is $1,950.

(4)	Springfield Branch building lease dated June 1, 2003 for a term of three years with the option to renew for two additional terms of three years each. Monthly lease totals $3,163 per month. On the first renewal date the rent increases to $3,229 per month.

(5)	Harrisburg Branch building lease commenced May 4, 2001 for a five-year term with the option to renew for two five-year terms. Monthly rent expense for the first two years is $846, year three $896, year four $945, and year five $995.

(6)	Dallas Branch ground lease commenced November 7, 2002 for five years with the option to renew for two five-year terms. Annual lease is $3,737 for the term of the first five-year period and will be negotiated at renewal.

(7)	Circle Branch building lease commenced August 16, 1994 and expires January 31, 2020. Current monthly lease is $2,928. Lease agreement has annual rent adjusted based on the United States Bureau of Labor Statistics Consumer Price Index.

(8)	Mennonite Home, satellite office of the East Albany Branch. This limited facility is open to the large retirement/assisted living center for two hours Monday through Friday. Lease renewed on February 29, 2003 for $396 per month. Lease is renewable every three years.

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

As of December 31, 2003, the most recent notification from the Bank’s regulator, categorized the Bank as well-capitalized under the applicable regulations. To be categorized as “well capitalized”, the Company must maintain at least 10% total risk based capital, 6% Tier 1 risk based capital and 5% Tier 1 leverage capital. There are no conditions or events since that notification that management believes have changed its category rating.

Shareholders’ equity increased to $35.6 million at December 31, 2003, from $32.3 million in 2002 and $29.5 million in 2001. The increase reflects net income of $5.0 million, other comprehensive income of ($.3) million, $.8 million from the dividend reinvestment plan, and $.04 million in stock options exercised. These increases were primarily offset by a cash dividend declared of $2.1 million and share repurchases totaling $.2 million. The Company’s average shareholders’ equity, as a percentage of average assets, was 11.3% for the year ended December 31, 2003, 10.7% for the year ended December 31, 2002, and 10.7% for the year ended December 31, 2001.

As interest rates change, the value of the Bank’s “available for sale” investment portfolio, which is reported at fair value, may be positively or negatively impacted and therefore may cause an increase or a reduction in reported shareholders’ equity. Equity grew at 10.2% over the period between December 31, 2002 and December 31, 2003, while assets grew by 4.4% over the same period.

At December 31, 2003, the Company had no material commitments for capital expenditures that would negatively impact the Company’s capital position.

The following table indicates the Company’s capital adequacy position at December 31, 2003 and at December 31, 2002 and compares those positions to capital adequacy requirements.

	Citizens Bancorp		For Capital
	Actual		Adequacy Purposes
(in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total Risk-Based Capital (to Risk-Weighted Assets)	$38,235	16.86%	$18,141	≥8%
Tier 1 Capital (to Risk-Weighted Assets)	$35,470	15.64%	$9,070	≥4%
Tier 1 Capital (to average Total Assets)	$35,470	10.81%	$13,132	≥4%
As of December 31, 2002:
Total Risk-Based Capital (to Risk-Weighted Assets)	$34,393	16.46%	$16,718	≥8%
Tier 1 Capital (to Risk-Weighted Assets)	$31,847	15.24%	$8,359	≥4%
Tier 1 Capital (to average Total Assets)	$31,847	10.25%	$12,463	≥4%

INVESTMENT PORTFOLIO

Investment Activities. The investment policy of the Company is established and monitored by the Board of Directors. The investment portfolio is structured to follow the guidelines contained within the policy which is designed to provide and maintain liquidity, generate a favorable return without incurring undo interest rate and credit risk and to complement the Bank’s lending activities. Certain securities are used to collateralize public fund deposits, Treasury Tax and loan deposits, and REPO deposit accounts. The policy establishes the guidelines for classifying securities as either held to maturity or available for sale. The policy permits investments in various types of liquid assets permissible under applicable regulation. These assets include U.S. Treasury obligations, securities of various federal agencies, certificates of deposits at FDIC insured banks, Federal Home Loan Bank (FHLB) certificates of deposits, federal funds, U.S. Agency mortgage backed securities, and bank qualified general obligation or revenue bonds issued from the State of Oregon or Washington.

At December 31, 2003, the Company’s portfolio totaled $92.1 million, primarily consisting of $80.2 million in U.S. agency securities available for sale and $11.9 million in state and municipal bonds held to maturity. The Company’s investment portfolio has continually grown over the last three years due to the growth in deposits. The composition of the portfolio at each respective date is presented in the following tables.

	At December 31,
	2003		2002		2001
	Carrying	Percent of	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total	Value	Total
			(Dollars in thousands)
Held-to-Maturity:
Obligations of States and Political Divisions	$11,931	12.96%	$11,037	12.95%	$10,051	15.0%
Available-for-Sale:
U.S. Agency	$80,154	87.04%	$67,088	78.73%	$41,078	61.33%
U.S. Treasury	$—	—	$7,090	8.32%	$15,854	23.67%

Total Portfolio	$92,085	100%	$85,215	100%	$66,983	100%

The following table sets forth the maturities and weighted average yields of the investment securities in the Company’s investment portfolio at December 31, 2003. The average yield shown for obligations of states and political subdivisions is not calculated on a tax-equivalent basis.

	Less Than		One to		Five to		Over
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield*
			(Dollars in thousands)
Held-to-Maturity:
Obligations of States and Political Divisions	$2,439	3.39%	$6,518	5.68%	$2,974	6.84%	—	—
Available-for-Sale:
U.S. Agency	$1,934	2.15%	$78,220	2.05%	—	—	—	—

Total Portfolio	$4,373	2.84%	$84,738	2.33%	$2,974	6.84%	—	—

*Yield information is computed using the effective yield on the security and does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

Lending and Credit Management. Interest on loans is the primary source of income for the Company. Net loans represented 56.7% of total assets as of December 31, 2003 as compared to 57.0% at December 31, 2002. The Bank’s goal is to serve the credit needs of the communities in which its offices are located. The primary focus for lending is small-to-medium sized businesses, professionals, and individuals. The Bank offers a broad base of loan products. Substantially all of the Bank’s loans are to customers located within the Bank’s service areas.

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

At December 31, the following table sets forth the composition of the Bank’s Loan Portfolio by type of loan as of the dates indicated.

	2003		2002		2001		2000		1999
Type of Loan	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$21,765	12%	$21,377	12%	$22,589	13%	$29,088	18%	$26,520	19%
Agriculture	17,013	9%	16,196	9%	14,727	8%	14,816	9%	13,875	10%
Real Estate
Construction	6,586	3%	15,474	8%	17,885	10%	8,651	5%	7,352	5%
1-4 Family	26,292	14%	30,430	17%	29,667	17%	30,202	19%	29,776	20%
Other	113,060	60%	93,990	52%	85,024	49%	73,505	46%	59,537	43%
Consumer	3,523	2%	3,882	2%	4,061	3%	4,710	3%	3,718	3%
Total Loans	$188,239		$181,349		$173,953		$160,972		$140,778
Less Deferred Loan Fees	<421>		<470>		<611>		<542>		<584>
Less Allowance for Credit Losses	<2,765>		<2,546>		<2,146>		<1,510>		<1,071>
Net Loans	$185,053	100%	$178,333	100%	$171,196	100%	$158,920	100%	$139,123	100%

Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans deemed to be uncollectible, or when the principal or interest payment becomes 90 days past due, unless the loan is well-secured and in the process of collection. At December 31, 2003 the Bank had $12 thousand in loans that were 90 days or more past due and still accruing interest.

The following table shows the contractual maturity of the Bank’s gross loans at December 31, 2003. Loans having no stated schedule of repayments and no stated maturity, demand loans, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, deferred loan fees and discounts, and allowance for losses on loans. The table does not reflect any estimate of prepayments, which significantly shorten the average life of all loans and may cause the Bank’s actual repayment experience to differ from that shown below.

		After 1 year,	After 5 years,
		but before	but before
	Within 1 year	5 years	10 years	After 10 years	Total
	(In Thousands)
Commercial	$6,961	$13,234	$1,570	$0	$21,765
Agriculture	13,933	2,578	253	249	17,013
Real Estate
Construction	5,298	1,288	0	0	6,586
1-4 Family	3,548	2,521	5,129	15,094	26,292
Other	9,226	13,909	21,223	68,702	113,060
Consumer	391	2,847	244	41	3,523

TOTAL LOANS	$39,357	$36,377	$28,419	$84,086	$188,239

The following table sets forth the dollar amount of all loans due one year or more after December 31, 2003, which have fixed interest rates and have floating or adjustable interest rates.

		Floating or
	Fixed Rates	Adjustable Rates	Total
		(In Thousands)
Commercial	$9,042	$5,762	$14,804
Agriculture	1,277	1,803	3,080
Real Estate
Construction	0	1,288	1,288
1-4 Family	8,241	14,503	22,744
Other	27,974	75,860	103,834
Consumer	1,474	1,658	3,132

TOTAL	$48,008	$100,874	$148,882

Credit Loss Allowance and Provision. The allowance for credit losses has been established to absorb losses inherent in the loan portfolio and is based on continuing quarterly assessments of the estimated probable losses. The Company uses several key factors for assessing the appropriateness of the allowance. The key factors used are:

•	The use of formulas for calculating the allowance

•	Specific allowances for identified problem loans

•	Subjective calculations

Subjective calculations take into consideration such factors as:

•	Existing economic and business conditions effecting our market areas

•	Loan growth and concentrations

•	Credit quality trends

•	Recent loss experience

•	Specific industry conditions in particular segments of the portfolio

•	Interest rate environment

•	Duration of the current business cycle

•	Bank regulatory examination results

•	Internal and external loan examinations

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

The formula allowance is calculated by applying loss factors to outstanding loans, in each case based on the internal risk grade of those loans or groups of loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the calculated allowance. Loss factors are based on the Bank’s historical loss experience and other pertinent data and may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.

Specific allowances are established where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount calculated by the formula method. At December 31, 2003, the Bank’s allowance for credit losses was $2.8 million, or 1.47% of total loans, and 104% of total non-performing assets, compared with an allowance for credit losses at December 31, 2002 of $2.5 million, or 1.40 % of total loans, and 1,958% of non-performing assets. It is the opinion of management that the allowance for credit losses at December 31, 2003 of $2.8 million is adequate.

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

During the Bank’s regular loan review procedures, a loan is considered to be impaired when it is probable that it will be unable to collect all amounts due according to contractual terms of the loan agreement. A loan is usually not considered to be impaired during a period of minimal delay. Such period is generally defined as less than 90 days past due. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair market value of collateral if the collateral is dependent. Impaired loans are currently measured at lower of cost or fair value. Impaired loans are charged to the allowance when management believes, following collection efforts and collateral position, that the borrower’s financial condition is such that collection of principal is not probable. Management continues to pursue collection after a loan is charged off until all possibilities for collection have been exhausted. Impaired loans totaled $2,350,000, $1,080,000, and $704,000 at December 31, 2003, 2002 and 2001, respectively. (See Note 4 to the consolidated financial statements for more information on impaired loans.)

The following table represents the composition of the allowance for credit loss.

	2003		2002		2001		2000		1999
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial	$284	12%	$209	12%	$333	13%	$271	18%	$203	19%
Agriculture	463	9%	617	9%	515	8%	136	9%	108	10%
Real Estate
Construction	66	8%	158	8%	134	10%	91	5%	53	5%
1-4 Family	173	17%	444	17%	234	17%	272	19%	214	20%
Other	1,704	52%	1,032	52%	845	49%	695	46%	460	43%
Consumer	75	2%	86	2%	85	3%	45	3%	33	3%

	$2,765	100%	$2,546	100%	$2,146	100%	$1,510	100%	$1,071	100%

The following table represents information with respect to non-performing loans and other assets:

	2003	2002	2001	2000	1999
Loans on non-accrual status	$2,164	$130	$703	$1,117	$654
Accruing loans past due greater than 90 days	12	0	330	2	73

Total non-performing loans	2,176	130	1,033	1,119	727
Foreclosed real estate	476	0	0	205	0

Total non-performing assets	$2,652	$130	$1,033	$1,324	$727
Allowance for loan losses	$2,765	$2,546	$2,146	$1,510	$1,071

Allowance for loan losses/non-performing assets	104%	1,958%	208%	114%	147%
Non-performing loans/total loans	1.16%	.07%	.60%	.70%	.51%
Non-performing assets/total assets	.81%	.04%	.37%	.54%	.30%

Interest income which would have been realized on non-accrual loans was not significant to the accompanying consolidated financial statements. In addition loans past due 90 days or more and still accruing interest were not significant to the accompanying consolidated financial statements.

The Company has a policy that places loans on nonaccrual status after they become 90 days past due unless the loan is well secured and in the process of collection. The Company may place loans that are not contractually past due or that are fully collateralized on nonaccrual status as a management tool to actively oversee specific loans. Loans on nonaccrual status at December 31, 2003 were approximately $2.2 million, $130,000 at December 31, 2002, and $703,000 at December 31, 2001.

Four loans constitute the majority of the approximately $2.2 million in non-accrual status as of December 31, 2003. One loan of approximately $502,000 is a farm loan. The loan is not past due, but management is working with the borrower to have the loan reduced from the sale of other assets and the balance financed out of the Bank. Management deemed it prudent that the loan be on non-accrual status during the work out period. In management’s estimation the collateral value is sufficient to cover the debt. The second loan of approximately $522,000 is a farm loan that is being restructured into a three-year pay out. Management anticipates the restructured loan will cash flow and will be paid out at the end of the term. In management’s estimation the value of the collateral supports the debt. The third loan in the amount of approximately $574,000 is commercial real estate. The property has been sold and management anticipates that any resulting loss will be minimal. The fourth loan in the approximate amount of $372,000 is also commercial real estate. Management is in the process of foreclosure against the collateral. The appraisal value of the real estate supports the debt.

The Company is not aware of any loans continuing to accrue interest at December 31, 2003 that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. Material credits about which management is aware of any information that would raise serious doubts as to the ability of such borrowers to comply with the loan repayment terms, have been fully reserved in the allowance for credit losses.

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

The aggregate amounts of the Bank’s classified loans (as determined by the Bank), and of the Bank’s allowances for credit losses at the dates indicated, were as follows:

		At December 31,
	2003	2002	2001
		(In thousands)
Loss	$—	$—	$—
Doubtful	$—	$—	$—
Substandard	$2,382	$2,133	$1,216
Special mention	$6,990	$7,161	$3,789
Total	$9,372	$9,294	$5,005
Allowance for credit losses	$2,765	$2,546	$2,146

The Bank’s classified assets increased by $78 thousand at December 31, 2003, primarily as a result of a $249 thousand increase in loans classified as substandard and a $171 thousand decrease in loans classified as special mention.

Special Mention loans are loans that are currently protected, but have the potential to deteriorate to a Substandard rating. The borrower’s financial performance many be inconsistent or below forecast, creating the possibility of liquidity problems and shrinking debt service coverage. The primary source of repayment is still good but there is increasing reliance on collateral or guarantor support. Collectability of the loan is not yet in jeopardy, but there is concern about the timeliness of repayment. Assets in this category are not adversely classified and currently do not expose the Bank to sufficient risk to warrant a substandard classification. One loan in the amount of $4.4 million accounted for 63% of the total outstanding in this category at year end 2003.

Substandard loans are unacceptable business or individual loans with the normal repayment in jeopardy. The loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. There are well defined weaknesses that jeopardize the repayment of the debt. As of December 31, 2003, four loan relationships accounted for 84% of the total outstanding in this category.

For the years ended December 31, 2001 through 2003, the Company charged $733,000, $624,000, and $270,000, respectively, to its provision for credit losses.

The following table summarizes transactions in the allowance for credit losses and details the charge-offs, recoveries, and net credit losses by loan category for the last five years.

	2003	2002	2001	2000	1999
			(In Thousands)
Allowance At
Beginning of Period:	$2,546	$2,146	$1,510	$1,071	$1,419
Provision for Credit Losses	270	624	733	454	264
CHARGE-OFFS:
Commercial	15	105	41	24	560
Agriculture	0	0	0	0	0
Real Estate	0	0	0	0	0
Construction	0	0	0	0	0
1-4 Family	22	76	31	0	61
Other	0	0	0	1	0
Consumer	17	56	29	53	11
Total Charge-Offs:	$54	$237	$101	$78	$632
RECOVERIES:
Commercial	1	6	2	63	1
Agriculture	0	0	0	0	0
Real Estate	0	0	0	0	0
Construction	0	0	0	0	0
1-4 Family	0	6	0	0	0
Other	0	0	0	0	0
Consumer	2	1	2	0	19
TOTAL RECOVERIES	$3	$13	$4	$63	$20
Net Recoveries (Charge-Offs)	<51>	<224>	<97>	<15>	<612>
Balance At End Of Period	$2,765	$2,546	$2,146	$1,510	$1,071
Ratio of Net Charge-Offs to Avg. Loans Outstanding	.03%	.13%	.06%	.01%	.45%

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

The following table sets forth the interest rate sensitivity of the Bank’s assets and liabilities over various contracted repricing periods and maturities as of December 31, 2003. Certain shortcomings are inherent in the traditional gap analysis presented in the table. For instance, although certain assets and liabilities may have similar repricing periods or maturities, historically they have been proven to react in different timings and degree to changes in market interest rates. Additionally, loan repayments and early withdrawals of certificates of deposits could cause the interest sensitivities to vary from those which appear in the table. The following table is based on contracted loan repricing periods and maturities where as previous loan tables in this document are based only on contracted maturities.

December 31, 2003 (in thousands)

	0 - 3	3 – 6	6 – 12	1 - 5	Over 5
	months	months	months	years	years	Total
INTEREST EARNING – ASSETS
Interest Bearing Deposits	$2,181	$—	$—	$—	$—	$2,181
Loans	31,550	11,429	16,025	72,656	56,158	187,818
Investments	0	937	3,436	84,614	3,098	92,085

TOTAL INTEREST – EARNING ASSETS	$33,731	$12,366	$19,461	$157,270	$59,256	$282,084
INTEREST BEARING – LIABILITIES
Demand Deposits	$47,308	$—	$—	$—	$—	$47,308
Savings Deposits	139,486	—	—	—	—	139,486
Time Deposits	18,432	12,605	11,730	6,198	—	48,965
REPO’S	50,907	—	—	—	—	50,907
Other Borrowings	808	—	—	—	—	808

TOTAL INTEREST-BEARING LIABILITIES	$256,941	$12,605	$11,730	$6,198	$—	$287,474
	$(223,210)	$(239)	$7,731	$151,072	$59,256	$(5,390)
CUMULATIVE INTEREST RATE SENSITIVITY GAP	$(223,210)	$(223,449)	$(215,718)	$(64,646)	$(5,390)

CUMULATIVE GAP AS A PERCENT OF TOTAL EARNING ASSETS	(79.13)%	(79.21)%	(76.47)%	(22.92)%	(1.91)%

On a straight gap measurement of interest rate sensitivity, the Company is slightly liability sensitive. Using the financial model with historical timings and degree of market rate change effecting the components of the balance sheet, the Company is both asset and liability sensitive. The Company will see little effect on its equity in either a rising or declining interest rate environment based on the balance sheet as of December 31, 2003. Management strives to maintain a balanced interest sensitivity position.

The Company sensitivity to gains or losses in future earnings due to hypothetical increases or decreases in the Fed Funds rate as measured by its financial model are as follows.

Increase in	Net Interest	Decrease in	Net Interest
Interest Rates	Margin Change	Interest Rates	Margin Change
+1%	$(447)	-.5%	$(45)
+2%	$(262)	-1%	$(89)

At December 31, 2003, the Company was both asset and liability sensitive, meaning that the Company’s net interest margin (“NIM”) may decline slightly if rates rise or fall. The Company’s NIM should increase when rates rise to the point where more loans will begin to float off of floors and investments reprice at higher rates. In a rising rate environment, management anticipates that its deposit liability rates will increase at a slower rate due to the company’s mix of deposits, high liquidity, and pricing strategies, which should result in an increase in NIM. For the year ending December 31, 2003, the Company’s cost of funds was .9%.

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

2. Changes in Market Interest Rates. Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to decrease during times of rising interest rates and also decrease during times of falling interest rates. With any further declines in interest rates, our ability to proportionately decrease the rates on our deposit sources may not be possible due to competitive pressures given our current exceptionally low cost of funds. This may result in a larger decrease in our interest rate spread. Although we believe our current level of interest rate sensitivity is reasonable, significant decreases in interest rates may have an adverse effect on our business, financial condition and results of operations. Should interest rates increase in 2004, our interest rate spread could be expected to improve once loans with floors float off their floor and investments are redeployed into higher yielding securities.

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

Independent Auditor’s Report

Board of Directors
Citizens Bancorp
Corvallis, Oregon

We have audited the accompanying consolidated balance sheets of Citizens Bancorp and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Bancorp and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Tacoma, Washington
January 16, 2004

Contents

Independent Auditor’s Report	44
Consolidated Financial Statements
Consolidated Balance Sheets	46
Consolidated Statements of Income	47
Consolidated Statements of Shareholders’ Equity	48-49
Consolidated Statements of Cash Flows	50-51
Notes to Consolidated Financial Statements	52-74

Consolidated Balance Sheets
(Dollars in Thousands)

Citizens Bancorp and Subsidiary
December 31, 2003 and 2002

	2003	2002
Assets
Cash and due from banks	$30,799	$17,722
Interest bearing deposits at other financial institutions	2,181	16,834
Securities available for sale	80,154	74,178
Securities held to maturity (fair value $12,509 and $11,571)	11,931	11,037
Federal Home Loan Bank stock, at cost	396	373
Loans	187,818	180,879
Allowance for credit losses	2,765	2,546
Net loans	185,053	178,333
Premises and equipment	7,508	5,948
Foreclosed real estate	476	—
Accrued interest receivable	1,884	2,356
Cash value of life insurance	3,937	3,769
Other assets	1,950	2,089
Total assets	$326,269	$312,639
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$47,308	$42,589
Savings and interest-bearing demand	139,486	128,827
Time	48,965	55,947
Total deposits	235,759	227,363
Short-term borrowings	51,715	49,930
Accrued interest payable	43	94
Other liabilities	3,135	2,922
Total liabilities	290,652	280,309
Commitments and Contingencies	—	—
Shareholders’ Equity
Common stock (no par value); authorized 10,000,000 shares; issued and outstanding: 2003 - 4,554,242 shares; 2002 - 4,084,210 shares	27,155	19,459
Retained earnings	8,385	12,498
Accumulated other comprehensive income	77	373
Total shareholders’ equity	35,617	32,330
Total liabilities and shareholders’ equity	$326,269	$312,639

See notes to consolidated financial statements.

Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Amounts)

Citizens Bancorp and Subsidiary
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Interest Income
Loans	$13,976	$14,428	$15,075
Federal funds sold and deposits in banks	154	298	507
Securities:
Taxable	1,728	2,386	2,777
Tax-exempt	454	463	396
Total interest income	16,312	17,575	18,755
Interest Expense
Deposits	1,374	2,770	5,184
Short-term borrowings	708	552	490
Total interest expense	2,082	3,322	5,674
Net interest income	14,230	14,253	13,081
Provision for Credit Losses	270	624	733
Net interest income after provision for credit losses	13,960	13,629	12,348
Non-Interest Income
Service charges on deposit accounts	1,712	1,623	1,558
Gains on sales of securities available for sale	177	100	306
Earnings on life insurance policies	168	217	52
BankCard income	1,489	1,395	1,204
Mortgage department income	230	132	97
Other	337	306	179
Total non-interest income	4,113	3,773	3,396
Non-Interest Expense
Salaries and employee benefits	5,751	5,500	4,974
Occupancy	811	739	704
Furniture and equipment	645	694	732
BankCard expense	1,155	1,034	944
Other	1,841	1,826	1,827
Total non-interest expense	10,203	9,793	9,181
Income before income taxes	7,870	7,609	6,563
Income Taxes	2,858	2,751	2,535
Net income	$5,012	$4,858	$4,028
Earnings Per Share
Basic	$1.10	$1.07	$.88
Diluted	1.09	1.07	.88

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity
(Dollars in Thousands)

Citizens Bancorp and Subsidiary
Years Ended December 31, 2003, 2002 and 2001

				Accumulated
	Shares of			Other
	Common	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income	Total
Balance at December 31, 2000	4,137,630	$20,085	$6,971	$7	$27,063
Comprehensive income:
Net income	—	—	4,028	—	4,028
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	254	254
Comprehensive income					4,282
Cash dividend reinvestment ($10.97 per share)	51,869	569	—	—	569
Cash dividends declared ($.34 per share)	—	—	(1,521)	—	(1,521)
Stock repurchased	(84,191)	(869)	—	—	(869)
Balance at December 31, 2001	4,105,308	19,785	9,478	261	29,524
Comprehensive income:
Net income	—	—	4,858	—	4,858
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	112	112
Comprehensive income					4,970
Cash dividend reinvestment ($10.47 per share)	61,589	645	—	—	645
Cash dividends declared ($.41 per share)	—	—	(1,838)	—	(1,838)
Stock repurchased	(82,811)	(972)	—	—	(972)
Options exercised	124	1	—	—	1
Balance at December 31, 2002	4,084,210	19,459	12,498	373	32,330

(continued)

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity
(concluded) (Dollars in Thousands)

Citizens Bancorp and Subsidiary
Years Ended December 31, 2003, 2002 and 2001

				Accumulated
	Shares of			Other
	Common	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income	Total
Balance at December 31, 2002	4,084,210	$19,459	$12,498	$373	$32,330
Comprehensive income:
Net income	—	—	5,012	—	5,012
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	(296)	(296)
Comprehensive income					4,716
Cash dividend reinvestment ($12.18 per share)	66,065	804	—	—	804
Cash dividends declared ($.46 per share)	—	—	(2,095)	—	(2,095)
Stock repurchased	(12,536)	(173)	—	—	(173)
Options exercised	2,981	35	—	—	35
10% stock dividend	413,522	7,030	(7,030)	—	—
Balance at December 31, 2003	4,554,242	$27,155	$8,385	$77	$35,617

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Dollars in Thousands)

Citizens Bancorp and Subsidiary
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash Flows from Operating Activities
Net income	$5,012	$4,858	$4,028
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	270	624	733
Depreciation and amortization	508	575	684
Deferred income tax benefit	(95)	(225)	(194)
Gains on sales of securities available for sale	(177)	(100)	(306)
Gains on sales of foreclosed real estate	—	—	(133)
Earnings on life insurance policies	(168)	(217)	(52)
Stock dividends received	(23)	(54)	(54)
Net amortization of bond premium and discount	593	310	146
(Increase) decrease in interest receivable	472	(269)	55
Decrease in interest payable	(51)	(115)	(14)
Other - net	293	(272)	60
Net cash provided by operating activities	6,634	5,115	4,953
Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	14,653	(5,117)	(6,273)
Activity in securities available for sale:
Sales	9,193	8,120	7,978
Maturities, prepayments and calls	76,300	40,475	37,000
Purchases	(92,378)	(65,881)	(50,773)
Activity in securities held to maturity:
Maturities, prepayments and calls	1,734	630	550
Purchases	(2,621)	(1,602)	(2,283)
Redemption of Federal Home Loan Bank stock	—	527	—
Increase in loans made to customers, net of principal collections	(7,417)	(7,620)	(13,078)
Purchases of premises and equipment	(2,030)	(1,024)	(860)
Proceeds from sale of foreclosed real estate	—	—	365
Additions to foreclosed real estate	—	—	(27)
Purchase of life insurance policies	—	—	(3,500)
Net cash used in investing activities	(2,566)	(31,492)	(30,901)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	8,396	(4,458)	30,861
Net increase in short-term borrowings	1,785	35,350	713
Exercise of stock options	35	1	—
Cash dividends paid	(1,034)	(876)	(921)
Repurchase of common stock	(173)	(972)	(869)
Net cash provided by financing activities	9,009	29,045	29,784
Net increase in cash and due from banks	13,077	2,668	3,836
Cash and Due from Banks
Beginning of year	17,722	15,054	11,218
End of year	$30,799	$17,722	$15,054

(continued)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(concluded) (Dollars in Thousands)

Citizens Bancorp and Subsidiary
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Supplemental Disclosures of Cash Flow Information
Interest paid	$2,133	$3,437	$5,688
Income taxes paid	3,083	2,345	2,661
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	$296	$112	$254
Dividend reinvestment	804	645	569
Foreclosed real estate acquired in settlement of loans	476	—	—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary December 31, 2003 and 2002

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

Certain prior year amounts have been reclassified, with no change to shareholders’ equity or net income, to conform to the 2003 presentation. All dollar amounts, except per share information, are stated in thousands.

Securities Available for Sale

Securities available for sale consist of debt securities that the Bank intends to hold for an indefinite period, but not necessarily to maturity. Such securities may be sold to implement the Bank’s asset/liability management strategies and in response to changes in interest rates and similar factors. Securities available for sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of shareholders’ equity entitled “accumulated other comprehensive income.” Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity.

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

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies (continued)

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. The recorded amount of FHLB stock equals its fair value because the shares can only be redeemed by the FHLB at the $100 per share par value.

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

Allowance for Credit Losses

The allowance for credit losses is maintained at a level sufficient to provide for probable credit losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management’s continuing analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and detailed analysis of individual loans for which full collectibility may not be assured. The detailed analysis includes techniques to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The appropriateness of the allowance for credit losses is estimated based upon these factors and trends identified by management at the time consolidated financial statements are prepared.

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies (continued)

Allowance for Credit Losses (concluded)

When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged against the allowance for credit losses. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not demonstrated the ability or intent to bring the loan current; the Bank has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; the estimated fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.

In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, an amendment of SFAS No. 114, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Smaller balance homogenous loans, such as residential mortgage loans and consumer loans, are collectively evaluated for potential loss. When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when, as a practical expedient, the current fair value of the collateral, reduced by costs to sell, is used. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest and net deferred loan fees or costs), an impairment is recognized by creating or adjusting an allocation of the allowance for loan losses.

A provision for credit losses is charged against income and is added to the allowance for credit losses based on quarterly assessments of the loan portfolio. The allowance for credit losses is allocated to certain loan categories based on the relative risk characteristics, asset classifications and actual loss experience of the loan portfolio. While management has allocated the allowance for credit losses to various loan portfolio segments, the allowance is general in nature and is available for the loan portfolio in its entirety.

The ultimate recovery of all loans is susceptible to future market factors beyond the Bank’s control. These factors may result in losses or recoveries differing significantly from those provided in the consolidated financial statements. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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
December 31, 2003 and 2002

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

Cash Equivalents and Cash Flows

For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “Cash and due from banks.” Cash flows from interest bearing deposits at other financial institutions, loans, deposits, and short-term borrowings are reported net.

The Bank maintains its cash in depository institution accounts which, at times, may exceed federally insured limits. The Bank has not experienced any losses in such accounts.

Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments disclosed in these consolidated financial statements:

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
December 31, 2003 and 2002

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

Deposit Liabilities

The fair value of deposits with no stated maturity date is included at the amount payable on demand. Fair values for fixed rate certificates of deposits are estimated using a discounted cash flow calculation based on interest rates currently offered on similar certificates.

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

Off-Balance-Sheet Instruments

The fair value of commitments to extend credit and standby letters of credit was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customers. Since the majority of the Bank’s off-balance-sheet instruments consist of non-fee producing, variable-rate commitments, the Bank has determined they do not have a distinguishable fair value.

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

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies (concluded)

Stock-Based Compensation

At December 31, 2003, the Company has an employee stock-based employee compensation plan, which is described more fully in Note 13. The Company accounts for this plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 for the years ended December 31:

	2003	2002	2001
Net income, as reported	$5,012	$4,858	$4,028
Less total stock-based compensation expense determined under fair value method for all qualifying awards	(134)	(106)	(72)
Pro forma net income	$4,878	$4,752	$3,956
Earnings Per Share
Basic:
As reported	$1.10	$1.07	$.88
Pro forma	1.07	1.05	.86
Diluted:
As reported	1.09	1.07	.88
Pro forma	1.07	1.05	.86

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement No. 149, Amendments of Statement No.133 on Derivative Instruments and Hedging. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133. The Statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Implementation of the Statement on July 1, 2003 did not have a significant impact on the consolidated financial statements.

The Financial Accounting Standards Board has issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and requires that certain freestanding financial instruments be reported as liabilities on the balance sheets. For the Company, the Statement was effective July 1, 2003 and implementation had no significant impact on the consolidated financial statements.

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2003 and 2002

Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank, based on percentage of deposits. The amounts of such balances for the years ended December 31, 2003 and 2002 were approximately $2,443 and $3,408, respectively.

Note 3 - Securities

Securities have been classified according to management’s intent. The carrying amounts of securities and their approximate fair values were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale
December 31, 2003
U.S. Government and agency securities	$80,028	$215	($89)	$80,154
December 31, 2002
U.S. Government and agency securities	$73,566	$622	($10)	$74,178
Securities Held to Maturity
December 31, 2003
State and municipal securities	$11,931	$582	($4)	$12,509
December 31, 2002
State and municipal securities	$11,037	$534	$—	$11,571

All of the unrealized losses shown above at December 31, 2003 arose during 2003. The unrealized losses are generally due to changes in interest rates and, as such, are considered by the Company to be temporary.

The contractual maturities of securities held to maturity and available for sale at December 31, 2003 are as follows:

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$2,439	$2,453	$1,920	$1,934
Due from one year to five years	6,518	6,836	78,108	78,220
Due from five to ten years	2,974	3,220	—	—
Total	$11,931	$12,509	$80,028	$80,154

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2003 and 2002

Note 3 - Securities (concluded)

Securities carried at approximately $58,197 at December 31, 2003 and $60,165 at December 31, 2002 were pledged to secure public deposits and repurchase agreements, and for other purposes required or permitted by law.

Gross realized gains on sales of securities available for sale were $177, $100 and $306 for the years ended December 31, 2003, 2002 and 2001, respectively. There were no gross losses realized in 2003, 2002 or 2001.

Note 4 - Loans

Loans at December 31 consist of the following:

	2003	2002
Agriculture	$17,013	$16,196
Commercial	21,765	21,377
Real estate:
Residential 1-4 family	26,292	30,430
Construction	6,586	15,474
Commercial and other	113,060	93,990
Consumer	3,523	3,882
	188,239	181,349
Less net deferred loan origination fees	421	470
Total loans	$187,818	$180,879

Changes in the allowance for credit losses for the years ended December 31 are as follows:

	2003	2002	2001
Balance at beginning of year	$2,546	$2,146	$1,510
Provision for credit losses	270	624	733
Charge-offs	(54)	(237)	(101)
Recoveries	3	13	4
Net charge-offs	(51)	(224)	(97)
Balance at end of year	$2,765	$2,546	$2,146

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2003 and 2002

Note 4 - Loans (concluded)

Following is a summary of information pertaining to impaired loans:

	2003	2002	2001
December 31
Impaired loans without a valuation allowance	$1,636	$1,008	$632
Impaired loans with a valuation allowance	714	72	72
Total impaired loans	$2,350	$1,080	$704
Valuation allowance related to impaired loans	$226	$55	$34
Years Ended December 31
Average investment in impaired loans	$1,679	$220	$463
Interest income recognized on a cash basis on impaired loans	—	—	—

At December 31, 2003, there were no commitments to lend additional funds to borrowers whose loans had been modified. Loans 90 days and over past due still accruing interest were $12 and $330 at December 31, 2003 and 2001, respectively. There were no loans 90 days and over past due still accruing interest at December 31, 2002.

Certain related parties of the Company, principally Company directors, their associates and key officers, were loan customers of the Bank in the ordinary course of business during 2003 and 2002. Total loans outstanding at December 31, 2003 and 2002 to key officers and directors were $4,157 and $4,142, respectively. During 2003, advances totaled $3,107, and repayments totaled $3,092 on these loans.

Note 5 - Premises and Equipment

The components of premises and equipment at December 31 are as follows:

	2003	2002
Land and buildings	$8,879	$7,421
Furniture and equipment	3,075	2,689
Construction in progress	534	606
	12,488	10,716
Less accumulated depreciation and amortization	4,980	4,768
Total premises and equipment	$7,508	$5,948

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2003 and 2002

Note 5 - Premises and Equipment (concluded)

The Bank leases branch premises under operating leases which expire at various dates through January 31, 2020. Rental expense for leased premises was $202, $160 and $147 for 2003, 2002 and 2001, respectively, which is included in occupancy expense.

Minimum net rental commitments under noncancellable leases having an original or remaining term of more than one year for future years ending December 31 are as follows:

2004	$139
2005	132
2006	82
2007	58
2008	57
Thereafter	1,264
Total minimum payments required	$1,732

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

Note 6 - Deposits

The composition of deposits at December 31 is as follows:

	2003	2002
Demand deposits, non-interest bearing	$47,308	$42,589
NOW and money market accounts	26,680	117,358
Savings deposits	12,806	11,469
Time certificates, $100,000 or more	17,919	19,808
Other time certificates	31,046	36,139
Total	$235,759	$227,363

Scheduled maturities of certificates of deposit for future years ending December 31 are as follows:

2004	$42,767
2005	3,937
2006	1,072
2007	1,176
2008	13
$48,965

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2003 and 2002

Note 7 - Short-Term Borrowings

Securities sold under agreements to repurchase and treasury tax and loan deposits represent short-term borrowings with maturities which do not exceed 90 days. The following is a summary of such short-term borrowings for the years ended December 31:

	2003	2002	2001
Average balance during the year	$45,510	$29,430	$17,172
Average interest rate during the year	1.60%	1.90%	2.80%
Maximum month-end balance during the year	$51,715	$49,930	$19,070
Balance at December 31:
Securities sold under agreements to repurchase	$50,907	$48,059	$14,580
Other	$808	$1,871	$209
Weighted average interest rate at December 31.89%		1.90%	1.80%

Note 8 - Employee Benefits

Effective January 1, 2002, the Bank terminated its 401(a) plan, and adopted a 401(k) plan. The Bank’s 401(k) profit sharing plan covers substantially all employees who have completed one year or more of service. Contributions to the 401(k) plan consist of employer contributions (up to a maximum of 15% of employee salaries), which are at the discretion of the Board of Directors. Total contributions by the Bank to this plan in 2003 and 2002 were $345 and $360, respectively. Total contributions to the 401(a) plan in 2001 were $377.

The Company has a discretionary bonus plan for all employees. The amount of the bonus paid is determined at the end of the year by the Board of Directors. The Company paid bonuses of $275, $265 and $240 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 9 - Income Taxes

Income taxes are comprised of the following for the years ended December 31:

	2003	2002	2001
Current:
Federal	$2,426	$2,480	$2,251
State	527	496	478
Deferred benefit	(95)	(225)	(194)
Total income taxes	$2,858	$2,751	$2,535

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2003 and 2002

Note 9 - Income Taxes (concluded)

The following is a reconciliation between the statutory and the effective federal income tax rates for the years ended December 31:

	2003		2002		2001
	Percent		Percent		Percent
	of Pre-tax		of Pre-tax		of Pre-tax
	Amount	Income	Amount	Income	Amount	Income
Income tax at statutory rates	$2,754	35.0%	$2,663	35.0%	$2,297	35.0%
Increase (decrease) resulting from:
Tax-exempt income	(154)	(2.0)	(154)	(2.0)	(114)	(1.7)
State income taxes, net of federal income tax effect	343	4.4	322	4.2	317	4.8
Earnings on life insurance policies	(59)	(.7)	(74)	(1.0)	(18)	(.3)
Other	(26)	(.4)	(6)	—	53	.8
Total income tax expense	$2,858	36.3%	$2,751	36.2%	$2,535	38.6%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are:

	2003	2002	2001
Deferred Tax Assets
Allowance for credit losses	$1,023	$938	$789
Deferred compensation	129	75	30
Other	89	—	1
Total deferred tax assets	1,241	1,013	820
Deferred Tax Liabilities
Accumulated depreciation	(161)	(39)	(4)
Deferred income	(77)	(66)	(133)
Unrealized gain on securities available for sale	(49)	(239)	(167)
Total deferred tax liabilities	(287)	(344)	(304)
Net deferred tax assets	$954	$669	$516

Net deferred tax assets are included in other assets on the consolidated balance sheets.

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2003 and 2002

Note 10 — Commitments and Contingencies

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

	2003	2002
Commitments to extend credit:
Real estate secured	$8,655	$8,133
Other	29,080	26,122
Total commitments to extend credit	$37,735	$34,255
Standby letters of credit	$2,227	$2,300

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

The Bank has a credit facility with the Federal Home Loan Bank of Seattle (FHLB) totaling 15% of assets. There were no borrowings outstanding at December 31, 2003 or 2002 .

The Bank has agreements with commercial banks for lines of credit totaling $7,500, none of which were used at December 31, 2003 and 2002.

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
December 31, 2003 and 2002

Note 11 - Significant Concentrations of Credit Risk

Most of the Bank’s business activity is with customers located in the state of Oregon. Investments in state and municipal securities involve governmental entities primarily within the state. Loans are generally limited, by state banking regulations, to 15% of the Bank’s shareholder’s equity, excluding accumulated other comprehensive income, for loans not fully secured by a first lien on real estate, and 25% for loans fully secured by a first lien on real estate.

Note 12 - Cash Dividend Reinvestment Plan

In July 1997, the Company instituted a dividend reinvestment plan which allows for 50% or 100% of the cash dividends to be reinvested in shares of Company common stock based upon shareholder election. Under the plan, 1,732,500 shares are authorized for dividend reinvestment, of which 308,306 shares have been issued through December 31, 2003.

Note 13 - Stock Based Compensation

Employee Stock Option Plan

Under the Company’s qualified incentive stock option plan, the Company may grant incentive options for up to 4% of issued and outstanding shares of its common stock to certain key employees (as of December 31, 2003, 25,642 shares remain available for grant). The exercise price of each option equals the fair market value of the Company’s stock on the date of grant, and an option’s maximum term is ten years. All options granted vest over a four-year period at 25% per year.

The fair value of each option grant is estimated on the date of grant, based on the Black-Scholes option pricing model and using the following weighted-average assumptions:

	2003	2002	2001
Dividend yield	2.55%	3.00%	2.55%
Expected life	10 years	10 years	10 years
Risk-free interest rate	4.21%	4.13%	5.15%
Expected volatility	24%	24%	17%

The weighted average fair value of options granted during 2003, 2002 and 2001 was $4.95, $3.73 and $3.56, respectively.

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2003 and 2002

Note 13 - Stock Based Compensation (concluded)

Employee Stock Option Plan (concluded)

A summary of the status of the Company’s stock option plan as of December 31, 2003, 2002 and 2001, and changes during the years ending on those dates, is presented below:

	2003		2002		2001
	Weighted		Weighted		Weighted
	Average		Average		Average
	Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	124,824	$11.77	90,200	$11.96	50,600$	$10.98
Granted	42,875	17.95	39,738	11.36	40,150	13.18
Forfeited	(3,245)	11.73	(4,978)	11.97	(550)	10.45
Exercised	(3,155)	11.06	(136)	10.45	—	—
Outstanding at end of year	161,299	$13.43	124,824	$11.77	90,200	$11.96
Options exercisable at year-end	62,930	$11.72	36,775	$11.64	16,500	$11.18

The following summarizes information about stock options outstanding and exercisable at December 31, 2003:

		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$10.45 - $12.22	81,732	7.76	$11.17	44,584	$11.12
13.18	41,092	8.13	13.18	18,346	13.18
18.50	38,475	10.00	18.50	—	—

Stock Bonus Plan

Under the Company’s Stock Bonus Plan, the total number of shares of Company’s common stock that may be issued may not exceed in the aggregate one percent (1%) of Company’s issued and outstanding shares of common stock. As of December 31, 2003 Company’s issued and outstanding shares totaled 4,552,242, so the maximum number of shares issuable under the Stock Bonus Plan was 45,542 on that date. As of December 31, 2003, no stock had been issued under this plan.

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2003 and 2002

Note 14 - Supplemental Executive Retirement Plan

In October 2001, the Company adopted a Supplemental Executive Retirement Plan (SERP) covering certain management personnel. The post-retirement benefit provided by the SERP is designed to supplement a participating officer’s retirement benefits from social security, in order to provide the officer with a certain percentage of final average income at retirement age. Compensation expense related to this plan totaled $116, $101 and $23 in 2003, 2002 and 2001, respectively.

Benefits to employees may be funded by life insurance policies, which had a cash surrender value of $3,937 and $3,769 at December 31, 2003 and 2002, respectively. Liabilities to employees, which will be accrued over their expected time to retirement, were $240 and $124 at December 31, 2003 and 2002, respectively.

Note 15 - Stock Purchase Plan

In July 2001, the Company initiated a stock repurchase plan for the purchase of 209,475 shares of its common stock. As of December 31, 2003, 179,538 shares had been repurchased. The plan will remain in place until all the authorized shares have been repurchased.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2003, that the Company and the Bank meet all capital requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Bank’s regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2003 and 2002

Note 16 - Regulatory Matters (concluded)

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table:

					To be Well Capitalized
					Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2003
Tier 1 capital (to average assets):
Consolidated	$35,470	10.81%	$13,132	4.00%	N/A	N/A
Bank	35,421	10.79	13,132	4.00	$16,416	5.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	35,470	15.64	9,070	4.00	N/A	N/A
Bank	35,421	15.62	9,070	4.00	13,606	6.00
Total capital (to risk-weighted assets):
Consolidated	38,235	16.86	18,141	8.00	N/A	N/A
Bank	38,186	16.84	18,141	8.00	22,676	10.00
December 31, 2002
Tier 1 capital (to average assets):
Consolidated	$31,847	10.25%	$12,463	4.00%	N/A	N/A
Bank	31,779	10.23	12,463	4.00	$15,539	5.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	31,847	15.24	8,359	4.00	N/A	N/A
Bank	31,779	15.21	8,359	4.00	12,535	6.00
Total capital (to risk-weighted assets):
Consolidated	34,393	16.46	16,718	8.00	N/A	N/A
Bank	34,325	16.43	16,718	8.00	20,891	10.00

Restrictions on Retained Earnings

At December 31, 2003, there were no restrictions on the Company’s or the Bank’s retained earnings regarding payment of dividends.

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2003 and 2002

Note 17 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - December 31

	2003	2002
Assets
Cash	$2,144	$1,850
Investment in Bank	35,568	32,262
Other	—	56
Total assets	$37,712	$34,168
Liabilities and Shareholders’ Equity
Liabilities
Dividends payable	$2,095	$1,838
Shareholders’ Equity	35,617	32,330
Total liabilities and shareholders’ equity	$37,712	$34,168

Condensed Statements of Income - Years Ended December 31

	2003	2002	2001
Income
Dividend income from Bank	$2,145	$2,742	$2,339
Expenses
Amortization and other expense	112	100	110
Income before income tax benefit	2,033	2,642	2,229
Income Tax Benefit	43	34	42
Income before equity in undistributed income of subsidiary	2,076	2,676	2,271
Equity in Undistributed Income of Subsidiary	2,936	2,182	1,757
Net income	$5,012	$4,858	$4,028

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2003 and 2002

Note 17 - Condensed Financial Information - Parent Company Only (concluded)

Condensed Statements of Cash Flows - Years Ended December 31

	2003	2002	2001
Cash Flows from Operating Activities
Net income	$5,012	$4,858	$4,028
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	—	—	2
Equity in undistributed income of subsidiary	(2,936)	(2,182)	(1,757)
Other – net	56	33	127
Net cash provided by operating activities	2,132	2,709	2,400
Cash Flows from Investing Activities
Investment in Bank	(666)	(645)	(569)
Cash Flows from Financing Activities
Cash dividends paid	(1,034)	(876)	(921)
Exercise of stock options	35	1	—
Repurchase of common stock	(173)	(972)	(869)
Net cash used in financing activities	(1,172)	(1,847)	(1,790)
Net increase in cash	294	217	41
Cash
Beginning of year	1,850	1,633	1,592
End of year	$2,144	$1,850	$1,633

Note 18 - Stock Dividend

In July 2003, the Board of Directors declared a 10% stock dividend, and 413,522 shares of common stock were issued. Earnings and dividends per share and stock option information for the current and prior periods and share information under the dividend reinvestment plan have been adjusted to reflect the effect of this stock dividend.

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2003 and 2002

Note 19 - Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments at December 31 were as follows:

	2003		2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks, interest bearing deposits with banks	$32,980	$32,980	$34,556	$34,556
Securities available for sale	80,154	80,154	74,178	74,178
Securities held to maturity	11,931	12,509	11,037	11,571
Federal Home Loan Bank stock	396	396	373	373
Loans receivable, net	185,053	185,373	178,333	180,050
Accrued interest receivable	1,884	1,884	2,356	2,356
Financial Liabilities
Deposits	$235,759	$235,869	$227,363	$227,609
Short-term borrowings	51,715	51,715	49,930	49,930
Accrued interest payable	43	43	94	94

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

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2003 and 2002

Note 20 - Comprehensive Income

Net unrealized gains and losses are as follows for the years ended December 31:

	Before-Tax	Tax	Net-of-Tax
	Amount	Expense	Amount
2003
Unrealized holding losses arising during the year	$309)	$120	$189)
Less reclassification adjustments for gains realized in net income	(177)	70	(107)
Net unrealized losses	($486)	$190	($296)
2002
Unrealized holding gains arising during the year	$284	$109	$175
Less reclassification adjustments for gains realized in net income	(100)	(37)	(63)
Net unrealized gains	$184	$72	$112
2001
Unrealized holding gains arising during the year	$722	$282	$440
Less reclassification adjustments for gains realized in net income	(306)	(120)	(186)
Net unrealized gains	$416	$162	$254

Note 21 - Earnings Per Share Disclosures

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated.

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2003
Basic earnings per share:
Net income	$5,012	4,556,474	$1.10
Effect of dilutive securities:
Options	—	25,690	(.01)
Diluted earnings per share:
Net income	$5,012	4,582,164	$1.09

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2003 and 2002

Note 21 - Earnings Per Share Disclosures (concluded)

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2002
Basic earnings per share:
Net income	$4,858	4,521,649	$1.07
Effect of dilutive securities:
Options	—	2,003	—
Diluted earnings per share:
Net income	$4,858	4,523,652	$1.07
Year Ended December 31, 2001
Basic earnings per share:
Net income	$4,028	4,575,458	$.88
Effect of dilutive securities:
Options	—	—	—
Diluted earnings per share:
Net income	$4,028	4,575,458	$.88

Note 22 - Quarterly Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2003
Interest income	$4,182	$4,128	$4,099	$3,903
Interest expense	(631)	(576)	(457)	(418)
Net interest income	3,551	3,552	3,642	3,485
Provision for credit losses	(91)	(80)	(50)	(49)
Noninterest income	1,024	1,071	1,015	1,003
Noninterest expenses	(2,501)	(2,426)	(2,617)	(2,659)
Income before income taxes	1,983	2,117	1,990	1,780
Income taxes	(740)	(760)	(715)	(643)
Net income	$1,243	$1,357	$1,275	$1,137
Earnings Per Common Share
Basic	$.27	$.30	$.28	$.25
Diluted	.27	.30	.28	.24

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2003 and 2002

Note 22 - Quarterly Data (Unaudited) (concluded)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2002
Interest income	$4,317	$4,410	$4,492	$4,356
Interest expense	(900)	(828)	(847)	(747)
Net interest income	3,417	3,582	3,645	3,609
Provision for credit losses	(63)	(84)	(167)	(310)
Noninterest income	799	996	1,017	961
Noninterest expenses	(2,278)	(2,516)	(2,399)	(2,600)
Income before income taxes	1,875	1,978	2,096	1,660
Income taxes	(753)	(657)	(750)	(591)
Net income	$1,122	$1,321	$1,346	$1,069
Basic and Diluted Earnings Per Common Share	$.24	$.29	$.30	$.24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included in the Company’s definitive proxy statement for its annual meeting of shareholders scheduled for April 20, 2004 and is incorporated herein by this reference.

Code of Ethics

The Company has adopted a Code of Ethics which applies to all directors and executive officers, including the chairman, president and chief executive officer, and chief financial officer. A copy of the Code of Ethics is filed as Exhibit 14 to this Form 10-K. The Code of Ethics Policy is also available on the Bank’s website at www.citizensEbank.com.

ITEM 11. EXECUTIVE COMPENSATION AND REPORT OF COMMITTEES

The information required by this item is included in the Company’s definitive proxy statement for its annual meeting of shareholders scheduled for April 20, 2004 and is incorporated herein by this reference.

Equity Compensation Plan Information

Information concerning the Company’s equity compensation plans, including both shareholder approved plans and non-shareholder approved plans, required by this item is set forth under the heading “Executive Compensation — Equity Compensation Plan Information” in the Proxy Statement and is incorporated into this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED
     SHAREHOLDER MATTERS

The information required by this item is included in the Company’s definitive proxy statement for its annual meeting of shareholders scheduled for April 20, 2004 and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included in the Company’s definitive proxy statement for its annual meeting of shareholders scheduled for April 20, 2004 and is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information contained under the section captioned “Independent Auditors” is included in the Company’s Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	Exhibits.

Pursuant to Item 601 of Regulation S-K, the following exhibits are attached hereto or are incorporated herein by reference.

(Note: The per share earnings computation statement required by Item 601(b)(11) of Regulation S-K is contained in Note 21 to the consolidated financial statements contained in Part II, Item 8 of this Form 10-K, and are hereby incorporated herein by this reference.)

3(i)	Articles of Incorporation. (Regulation S-K, Item 601, Exhibit Table Item (3)). The Company’s Articles of Incorporation, as amended, are attached as Exhibit 3(i) to the Company’s Form 10-Q for the period ending June 30, 1999 and are incorporated herein by this reference.

3(ii)	Bylaws. (Regulation S-K, Item 601, Exhibit Table Item (3)). The Company’s Bylaws are attached as Exhibit 3(ii) to the Company’s Form 10-K for the year ending December 31, 2002 and are incorporated herein by this reference.

10.1	Incentive Stock Option Plan. (Regulation S-K, Item 601, Exhibit Table Item (10)). The Company’s Incentive Stock Option Plan is attached as Exhibit 99.1 to the Company’s Form S-8 filed with the Securities and Exchange Commission on June 23, 1999 and is incorporated herein by this reference.

10.2	Stock Bonus Plan. (Regulation S-K, Item 601, Exhibit Table Item (10)). The Company’s Stock Bonus Plan is attached as Exhibit 99.2 to the Company’s Form S-8 filed with the Securities and Exchange Commission on June 23, 1999 and is incorporated herein by this reference.

14	Code of Ethics.

21	List of Subsidiaries. (Regulation S-K, Item 601, Exhibit Table Item (21)). Attached hereto is a list of the Company’s subsidiaries as of December 31, 2003.

(b)	Financial Statements.

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

(c)	Reports on Form 8-K.

None

23	Consent of McGladrey & Pullen LLP (Regulation S-K, Item 601, Exhibit Table Item (23))

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Chief Executive Officer certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 16th day of March, 2004.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March 2004.

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