Form 10-Q
period 2004-03-31
CITIZENS BANCORP/OR
filed 2004-05-12
CIK 1048575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2004

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _________ to _________

     Commission file number 000-23277

CITIZENS BANCORP/OR

(Exact name of registrant as specified in its charter)

Oregon (State of Incorporation)	91-1841688 (I.R.S. Employer Identification Number)

275 Southwest Third Street
Corvallis, Oregon 97339
(Address of principal executive offices)

(541) 752-5161
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate whether the Registrant is an accelerated filer as defined by Exchange Act Rule 12b-2. YES [ ] NO [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,618,471 shares as of April 30, 2004, no par value.

CITIZENS BANCORP
FORM 10-Q
MARCH 31, 2004
INDEX

PART I FINANCIAL INFORMATION

ITEM 1
CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

	March 31, 2004	December 31, 2003
Assets
Cash and due from banks	$20,974	$30,799
Interest bearing deposits in banks	15,545	2,181
Securities available for sale	77,632	80,154
Securities held to maturity	12,029	11,931
Federal Home Loan Bank stock	401	396
Loans held for sale	553	0
Loans, net	183,562	185,053
Premises and equipment	7,797	7,508
Foreclosed real estate	444	476
Accrued interest receivable	1,944	1,884
Cash surrender value of life insurance	3,985	3,937
Other assets	1,986	1,950

Total assets	$326,852	$326,269

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$47,487	$47,308
Savings and interest bearing demand	143,538	139,486
Time	46,888	48,965

Total deposits	237,913	235,759
Repurchase agreements	49,533	50,907
Other borrowings	633	808
Accrued interest payable	38	43
Other liabilities	996	3,135

Total liabilities	289,113	290,652
Shareholders’ Equity
Common stock (no par value); authorized 10,000,000 shares;
Issued and outstanding: 2004 – 4,618,218 shares; 2003 – 4,554,242 shares;	28,136	27,155
Retained earnings	9,401	8,385
Accumulated other comprehensive income	202	77

Total shareholders’ equity	37,739	35,617
Total liabilities and shareholders’ equity	$326,852	$326,269

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2004	2003
Interest Income:
Loans	$3,208	$3,501
Interest bearing deposits	21	36
Securities available for sale	366	524
Securities held to maturity—tax-exempt	105	104
Other interest income	5	17

Total interest income	3,705	4,182
Interest Expense:
Deposits	244	426
Borrowed funds	1	2
Repurchase agreements	150	203

Total interest expense	395	631
Net Interest Income	3,310	3,551
Provision for credit losses	(44)	(91)
Net interest income after provision for credit losses	3,266	3,460
Non-interest Income:
Service charges on deposit accounts	435	410
Gain on sales of investments available for sale	25	76
Merchant bankcard	320	298
Other	246	240

Total non-interest income	1,026	1,024
Non-interest Expense:
Salaries and employee benefits	1,630	1,421
Occupancy and equipment	334	335
Merchant bankcard	271	259
Other	510	486

Total non-interest expense	2,745	2,501
Income before income tax expense	1,547	1,983

Income tax expense	(531)	(740)
Net income	$1,016	$1,243

Per share data:
Basic and diluted earnings per share	$0.22	$0.27
Weighted average number of common Shares outstanding:
Basic	4,609,270	4,557,227
Diluted	4,649,993	4,559,373
Return on Average Assets	1.26%	1.64%

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31, 2004 and 2003
	Number of			Accumulated
	Common	Common		Other
	Shares	Stock	Retained	Comprehensive
	Outstanding	Amount	Earnings	Income (Loss)	Total
Balance, at December 31, 2002	4,084,210	$19,459	$12,498	$373	$32,330
COMPREHENSIVE INCOME:
Net Income	—	—	1,243	—	1,243
Other comprehensive income, net of tax:
Unrealized loss on securities	—	—	—	(60)	(60)
Comprehensive Income	—	—	—	—	1,183
Issuance of common stock	66,065	804	—	—	804

Balance, at March 31, 2003	4,150,275	$20,263	$13,741	$313	$34,317
Balance, at December 31, 2003	4,554,242	$27,155	$8,385	$77	$35,617
COMPREHENSIVE INCOME:
Net Income	—	—	1,016	—	1,016
Other comprehensive income, net of tax:
Unrealized loss on securities	—	—	—	125	125
Comprehensive Income	—	—	—	—	1,141
Issuance of common stock	61,727	958	—	—	958
Stock grants	45	1	—	—	1
Stock options exercised	2,204	22	—	—	22

Balance, at March 31, 2004	4,618,218	$28,136	$9,401	$202	$37,739

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited), (Dollars in thousands)

	Three Months Ended
	March 31,
	2004	2003
Cash Flows from Operating Activities
Net income	$1,016	$1,243
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	44	91
Depreciation and amortization	143	134
Gains on sales of securities available for sale	(25)	(76)
Stock dividends received	(5)	(6)
(Increase) decrease in accrued interest receivable	(60)	153
Decrease in accrued interest payable	(5)	(5)
Other	(59)	33

Net cash provided by operating activities	1,049	1,567
Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	(13,364)	4,049
Proceeds from maturities of available for sale securities	13,700	29,000
Proceeds from sales of available for sale securities	17,791	2,079
Purchases of securities available for sale	(28,879)	(22,693)
Purchases of securities held to maturity	(101)	0
(Increase) decrease in loans made to customers, net of principal collections	915	(6,978)
Purchases of premises and equipment and other	(427)	(415)

Net cash provided by (used in) investing activities	(10,365)	5,042
Cash Flows from Financing Activities
Net increase in deposits	2,154	2,742
Net decrease in repurchase agreements and other borrowings	(1,549)	(8,606)
Payment of dividends, net of dividends reinvested	(1,137)	(1,034)
Stock grants	1	0
Exercised stock options	22	0

Net cash provided by (used in) financing activities	(509)	(6,898)
Net (decrease) increase in cash and due from banks	($9,825)	($289)
Cash and Due from Banks
Beginning of period	30,799	17,722
End of period	$20,974	$17,433

Supplemental Disclosure of Cash Flow Information
Interest paid	400	636
Income taxes paid	715	0
Supplemental Schedule of Non-cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	125	(60)
Issuance of common stock through dividend reinvestment plan	958	804

See accompanying notes

CITIZENS BANCORP

Notes to Consolidated Financial Statements (unaudited)

1.	BASIS OF PRESENTATION

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

The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2003 consolidated financial statements, including notes there to, included in Bancorp’s 2003 Annual Report to shareholders. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 2004.

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

The Board of Directors declared a $.46 per share dividend to Bancorp shareholders of record on December 16, 2003 payable on January 12, 2004. Through the Dividend Reinvestment Plan (DRIP), 61,727 shares were purchased at a price of $15.52 per share.

Basic earnings per share are based on the average number of common shares outstanding, assuming no dilution. Diluted earnings per common share are computed assuming the exercise of stock options.

Dollars in thousands, except for	Net Income	Shares	Per Share
per share amounts	(Numerator)	(Denominator)	Amount
Three months ended March 31, 2004
Basic earnings per share:
Net Income	$1,016	4,609,270	$0.22
Effect of dilutive securities:
Options	—	40,723	-0-
Diluted earnings per share:
Net Income	$1,016	4,649,993	$0.22
Three months ended March 31, 2003
Basic earnings per share:
Net Income	$1,243	4,557,227	$0.27
Effect of dilutive securities:
Options	—	2,146	-0-
Diluted earnings per share:
Net Income	$1,243	4,559,373	$0.27

4.	STOCK-BASED COMPENSATION

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

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2004	2003
Net income, as reported	$1,016	$1,243
Less total stock-based compensation expense determined under fair value method for all qualifying awards	(42)	(33)
Pro forma net income	$974	$1,210
Earnings per share:
Basic and diluted:
As reported	$0.21	$0.27
Pro forma	$0.21	$0.27

5.	CONTINGENCIES

Unfunded loan commitments totaled $40.8 million as of March 31, 2004 and $31.0 million as of December 31, 2003.

5.	RECENT ACCOUNTING PRONOUNCEMENTS

In March, 2004 the Financial Accounting Standards Board (FASB) issued an exposure draft entitled: “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” This proposed statement would eliminate the ability to account for stock-based compensation using APB 25 and require such transactions be recognized as compensations expense in the income statement based on their fair values at the date of grant. Companies transitioning to fair value based accounting for stock-based compensation will be required to use the “modified prospective” method whereby companies must recognize equity compensation cost from the beginning of the year in which the recognition provisions are first applied as if the fair value method had been used to account for all equity compensation awards granted, modified, or settled in fiscal years beginning after December 31, 1994. As proposed, this statement would be effective for the Corporation on January 1, 2005. The proposal is controversial and subject to public comment. Accordingly, the provisions of the final statement, which the FASB expects to issue in late 2004, could significantly differ from those proposed.

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

Bancorp reported net income of $1,016,000 for the first three months ended March 31, 2004 or $.22 per common share, compared to net income of $1,243,000 or $.27 per common share for the same period in 2003.

LOAN PORTFOLIO

The composition of the loan portfolio, including loans held for sale, was as follows (in thousands):

	March 31, 2004	December 31, 2003
Commercial	$23,297	$21,765
Agriculture	17,312	17,013
Real Estate
Construction	4,256	6,586
1-4 Family	25,050	26,292
Other	114,356	113,060

Consumer Loans	3,098	3,523
	187,369	188,239
Less: net deferred loan fees	(449)	(421)
Total Loans	186,920	187,818
Less: allowance for credit losses	(2,805)	(2,765)

Net Loans	$184,115	$185,053

Transactions in the allowance for credit losses were as follows for the three months ended March 31:

	2004	2003
Balance at beginning of period	$2,765	$2,546
Provision charged to operations	44	91
Loans recovered	0	1
Loans charged off	(4)	(15)

Balance at end of period	$2,805	$2,623

It is the policy of the Bank to place loans on nonaccrual after they become 90 days past due unless the loans are well secured and in the process of collection. The Bank may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status as a management tool to actively oversee specific loans.

Loans on non-accrual status as of March 31, 2004 and December 31, 2003 were approximately $2,274,000 and $2,164,000 respectively. There were no loans past due 90 days or more on which the Bank continued to accrue interest at March 31, 2004 and $12,000 at December 31, 2003. There were no loans with modified terms as of March 31, 2004. Non-performing assets (defined as loans on non-accrual status and loans past due 90 days or more) are deemed by management to have adequate collateral or have specific reserves set aside to cover potential losses.

Four loans constitute the majority of approximately $2,274,000 in non-accrual status as of March 31, 2004. One loan of approximately $502,000 is a farm loan, management is working with the borrower to have the loan refinanced out of the bank or the farm sold or liquidated. In management’s estimation the collateral value is sufficient to cover the debt. The second loan of approximately $541,000 is a farm loan that is being restructured into a three-year pay out. Management anticipates the loan will cash flow and will be paid out at the end of the term. In management’s estimation the value of the collateral supports the debt. The third loan in the approximate amount of $369,000 is commercial real estate. Management is beginning foreclosure procedures against the borrower’s property, which the bank holds as collateral. The appraisal value of the real estate supports the outstanding debt. The fourth loan is commercial real estate of approximately $605,000. The property is in foreclosure and the Bank anticipates securing title in thirty to forty-five days. The Bank has a potential buyer and anticipates closing on the sale thirty days after the Bank has secured title. The Bank is anticipating a loss on the sale of approximately $45,000 which has been incorporated in management’s analysis of loan loss reserve levels.

INVESTMENT SECURITIES

The amortized cost and estimated book value of the investment securities held by the Bank, including unrealized gains and losses, at March 31, 2004 and December 31, 2003, are as follows (in thousands):

		Gross Unrealized	Gross Unrealized
March 31, 2004	Amortized Cost	Gains	Losses	Fair Value
Available for Sale
U.S. Government and Agency Securities
Total	$77,302	$337	($7)	$77,632
Held to Maturity
State and Municipal Securities
Total	$12,029	$597	($1)	$12,625

		Gross Unrealized	Gross Unrealized
December 31, 2003	Amortized Cost	Gains	Losses	Fair Value
Available for Sale
U.S. Government and Agency Securities
Total	$80,028	$215	($89)	$80,154
Held to Maturity
State and Municipal Securities
Total	$11,931	$582	($4)	$12,509

MATERIAL CHANGES IN FINANCIAL CONDITION

Changes in the balance sheet for the three months ended March 31, 2004 include a slight increase in total assets, primarily in interest bearing deposits in banks, and a decrease in liabilities primarily in time deposits, repurchase agreements, and other liabilities. The Bank experienced a decrease in loans and an increase in deposits.

At March 31, 2004, total assets increased only a slight .2% or approximately $583,000 as compared to total assets at December 31, 2003. Major components of the change in assets were:

-	$9.8 million decrease in cash and due from banks

-	$13.4 million increase in interest bearing deposits in banks

-	$2.5 million decrease in securities available for sale

-	$1.5 million decrease in net loans

Loans are generally made to customers within the Company’s market area. The decrease in loans was primarily due to the pay down of operating lines of credit and slow loan demand in the Bank’s market areas. Management believes the economic condition in its market areas has been the most significant factor for the slow loan demand. Citizens Bank has a history of conservative loan underwriting and management is unwilling to compromise its standards just for growth. The Bank has a history of minimal loan charge-offs due to its exceptional underwriting policies and standards. The Bank is beginning to see loan demand pick up in our market areas and our loan officers are actively calling on prospective new customers. Management anticipates that the portfolio will grow in 2004 with high quality loans with appropriate pricing.

The Company experienced an increase in deposits, and a decrease in repurchase agreements, and other liabilities, which was due to the payment of the cash dividend during the three months ended March 31, 2004, specifically as follows:

-	$4.1 million increase in savings and interest bearing deposits

-	$2.1 million decrease in time certificates of deposits

-	$1.4 million decrease in repurchase agreements

-	$2.1 million decrease in other liabilities, due to the payment of the cash dividend to shareholders

Management believes the growth in deposits is a result of continuing penetration into the market area as a result of its emphasis on customer service, and its relationship style of banking. The decrease in repurchase agreements is due to the normal balance fluctuations in these accounts. The decrease in time certificates of deposits was a result of management’s decision not to pay above-market rates for time deposits in competition with other financial institutions when liquidity was well within its established asset-liability management guidelines. The decrease in other liabilities is attributable to the payment of the cash dividend.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

The Company reported net income of approximately $1,016,000 or $.22 per common share, for the three months ended March 31, 2004, compared to net income of approximately $1,243,000 or $.27 per common share, for the same period in 2003. This represents a decrease in net income of 18.3 percent. The decrease during this period was largely attributable to a decrease in interest income which was a result of slower loan growth, lower interest rates earned on loans and investments and a decrease in mortgage department fee income due to the decline in the mortgage loan business.

Total interest income decreased approximately $477,000 or 11.4%for the three months ended March 31, 2004 as compared to the same period in 2003. The change for the three-month period was primarily a result of a decrease in interest income on loans and security investments available for sale. The decrease is directly related to the overall decrease in market interest rates from the comparable period in 2003, as well as the decrease in loan volume.

Total interest expense decreased approximately $236,000 or 37.4% for the three months ended March 31, 2004 as compared to the same period in 2003 The decrease in interest expense on deposits was the result of lower interest rates paid on deposits compared to the same period in 2003. The effect of the decrease was greater than interest expense related to increased levels of deposits. Interest expense on repurchase agreements decreased due to lower balances in the related underlying balances and a decrease in the interest rate paid on those accounts compared to the same period in 2003.

Net interest income for the three months ended March 31, 2004 decreased $241,000 or 6.8% from the comparable period in 2003. The decrease was the result of the decrease in interest income on loans and investments due to overall lower market rates and lower loan volume as compared to the same period in 2003.

Total non-interest income increased approximately $2,000 or .2% for the three months ended March 31, 2004 as compared to the same period in 2003. The primary increases resulted from the growth in Bankcard income as a result of volume increases and increased service charges on customer accounts due to an increase in both the number of relationships and fee increases. The Bank realized lower gains on the sale of securities available for sale for the three months ended March 31, 2004 compared to the same period in 2003. The Bank generally only sells a security to reposition the portfolio from an asset-liability strategy or to fund loan demand. The Bank also experienced lower mortgage fee income due to the slow down in the mortgage business as compared to the same period in 2003.

Total non-interest expense increased $244,000 or 9.8 percent for the three months ended March 31, 2004, as compared to the same period in 2003. Non-interest expense increased as a result of routine adjustments in staff salaries and benefits along with the increase in staff relative to the new Springfield branch, and expenses related with technology enhancements, products, and occupancy.

CREDIT LOSS PROVISION

The Bank maintains an allowance for credit losses on loans that occur from time to time as an incidental part of the business of banking. The allowance is increased by provisions charged to earnings and by recoveries on loans previously charged off, and is reduced by loan charge offs.

During the first three months ended March 31, 2004, the Bank funded the allowance for credit losses $44,000 from operations as compared to $91,000 for the same three-month period of 2003. The Bank decreased the provision for credit losses for the three month period in 2004 as compared to the same period in 2003, based on its analysis of delinquencies, loan types, loan classifications, and other factors affecting the loan portfolio at March 31, 2004. The Bank experienced $4,000 in credit losses and no recoveries for the three months ended March 31, 2004 and $15,000 in net losses for the same period ended March 31, 2003. Historically, the Bank’s loan charge-off levels have been very low compared to its peers. Management believes that the allowance for credit losses at March 31, 2004 of $2,805,000 or 1.50% of total loans is adequate.

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

The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first three months of 2004. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income that is adjusted for non-cash items and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of both proceeds from maturities and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Bank’s deposit accounts.

Management believes that the Bank’s existing sources of liquidity will enable the Bank to fund its requirements in the normal course of business.

As of March 31, 2004, shareholders’ equity totaled $37,739,000 as compared to $35,617,000 at December 31, 2003, an increase of 6.0%. This increase in equity was primarily due to the Company’s net income.

The total number of shares of Bancorp’s common stock that may be issued upon the exercise of all options granted under the Incentive Stock Option Plan may not exceed in the aggregate four percent (4%) of Bancorp’s issued and outstanding shares of common stock. As of April 30, 2004 the maximum number of shares issuable under the Incentive Stock Option Plan was 181,460 shares. As of April 30, 2004, options for 177,364 shares had been granted, options for 5,744 shares exercised, and options for 8,773 shares expired under this Plan.

The total number of shares of Bancorp’s common stock that may be issued under the Stock Bonus Plan may not exceed in the aggregate one percent (1%) of Bancorp’s issued and outstanding shares of common stock. As of April 30, 2004 the maximum number of shares issuable under the Stock Bonus Plan was 45,365 shares. As of April 30, 2003, 50 shares had been issued under this Plan.

Capital ratios for the Company were as follows as of the dates indicated:

	Adequately Capitalized	Well Capitalized	Bancorp
	Standards	Standards	March 31, 2004	December 31, 2003
Tier 1 Leverage Ratio	4%	5%	11.69%	10.81%
Tier 1 Risk Based Capital Ratio	4%	6%	16.45%	15.64%
Total Risk Based Capital Ratio	8%	10%	17.68%	16.86%

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their most recent evaluation which was completed within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions. As a result, no corrective actions were taken.

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

Date: May 7, 2004		/s/ William V. Humphreys

	By:	William V. Humphreys
President and
Chief Executive Officer

Date: May 7, 2004		/s/ Lark E. Wysham

	By:	Lark E. Wysham
Executive Vice President and
Chief Financial Officer