Form 10-Q
period 2004-06-30
CITIZENS BANCORP/OR
filed 2004-08-13
CIK 1048575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

4,619,408 shares as of July 31, 2004, no par value.

CITIZENS BANCORP
FORM 10-Q
JUNE 30, 2004
INDEX

PART I FINANCIAL INFORMATION

ITEM 1
CITIZENS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

	June 30, 2004	December 31, 2003
Assets
Cash and due from banks	$20,541	$30,799
Interest bearing deposits in banks	11,961	2,181
Securities available for sale	85,181	80,154
Securities held to maturity	11,213	11,931
Federal Home Loan Bank stock	405	396
Loans held for sale	157	0
Loans, net	188,930	185,053
Premises and equipment	7,857	7,508
Foreclosed real estate	444	476
Accrued interest receivable	2,114	1,884
Cash surrender value of life insurance	4,018	3,937
Other assets	2,361	1,950

Total assets	$335,182	$326,269

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$51,808	$47,308
Savings and interest bearing demand	148,978	139,486
Time	46,564	48,965

Total deposits	247,350	235,759
Repurchase agreements	47,024	50,907
Other borrowings	1,728	808
Accrued interest payable	34	43
Other liabilities	742	3,135

Total liabilities	296,878	290,652
Shareholders’ Equity
Common stock (no par value); authorized 10,000,000 shares; Issued and outstanding: 2004 - 4,619,383 shares; 2003 - 4,554,242 shares;	28,151	27,155
Retained earnings	10,503	8,385
Accumulated other comprehensive income (loss)	(350)	77

Total shareholders’ equity	38,304	35,617
Total liabilities and shareholders’ equity	$335,182	$326,269

See accompanying notes

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousand, except per share amounts)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest Income:
Loans	$6,442	$7,067	$3,234	$3,566
Interest bearing deposits	52	73	31	37
Securities available for sale	795	917	429	393
Securities held to maturity	210	219	105	115
Other interest income	38	34	33	17

Total interest income	7,537	8,310	3,832	4,128
Interest Expense:
Deposits	480	801	236	375
Borrowed funds	3	4	2	2
Repurchase agreements	285	402	135	199

Total interest expense	768	1,207	373	576
Net Interest Income	6,769	7,103	3,459	3,552
Provisions for credit losses	(77)	(171)	(33)	(80)
Net interest income after provision for credit losses	6,692	6,932	3,426	3,472
Non-interest Income:
Service charges on deposit accounts	878	824	443	414
Gain (losses) on sales of investments available for sale	16	163	(9)	87
Merchant Bankcard	708	616	388	318
Other	500	492	254	252

Total non-interest income	2,102	2,095	1,076	1,071
Non-interest Expense:
Salaries and employee benefits	3,202	2,780	1,572	1,359
Occupancy and equipment	658	637	324	302
Merchant Bankcard	592	503	321	244
Other	1,034	1,007	524	521

Total non-interest expense	5,486	4,927	2,741	2,426
Income before income taxes	3,308	4,100	1,761	2,117

Income taxes	(1,190)	(1,500)	(659)	(760)
Net income	$2,118	$2,600	$1,102	$1,357

Comprehensive Income	$1,691	$2,446	$550	$1,263
Earnings per share:
Basic	$0.46	$0.52	$0.24	$0.27
Diluted	0.46	0.52	0.24	0.27
Weighted average number of common shares outstanding
Basic	4,614,003	5,015,885	4,618,736	5,017,526
Diluted	4,651,505	5,028,274	4,655,323	5,036,132
Return on Average Assets	1.30%	1.69%	1.33%	1.74%

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30, 2004 and 2003
	Number of			Accumulated
	Common	Common		Other
	Shares	Stock	Retained	Comprehensive
	Outstanding	Amount	Earnings	Income (Loss)	Total
Balance, at December 31, 2002	4,084,210	$19,459	$12,498	$373	$32,330
COMPREHENSIVE INCOME:
Net Income	—	—	2,600	—	2,600
Other comprehensive income, net of tax:
Unrealized loss on securities	—	—	—	(154)	(154)
Comprehensive Income	—	—	—	—	2,446
Issuance of common stock	66,065	804	—	—	804
Repurchase of common stock	(12,536)	(173)			(173)
Stock options exercised	1,744	21			21

Balance, at June 30, 2003	4,139,483	$20,111	$15,098	$219	$35,428
Balance, at December 31, 2003	4,554,242	$27,155	$8,385	$77	$35,617
COMPREHENSIVE INCOME:
Net Income	—	—	2,118	—	2,118
Other comprehensive income, net of tax:
Unrealized (loss) on securities	—	—	—	(427)	(427)
Comprehensive Income	—	—	—	—	1,691
Issuance of common stock	61,727	958	—	—	958
Stock Grants	85	1	—	—	1
Stock options exercised	3,329	37	—	—	37

Balance, at June 30, 2004	4,619,383	$28,151	$10,503	($350)	$38,304

CITIZENS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited), (Dollars in thousands)

	Six Months Ended
	June 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$2,118	$2,600
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	77	171
Depreciation and amortization	272	284
Gain on sales of securities available for sale	(16)	(163)
Stock dividends received	(9)	(13)
Stock grants	1	0
(Increase) decrease in accrued interest receivable	(230)	250
Decrease in accrued interest payable	(9)	(28)
Other	(189)	(594)

Net cash provided by operating activities	2,015	2,507
Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	(9,780)	146
Proceeds from maturities of available for sale securities	16,200	45,300
Proceeds from sales of available for sale securities	22,783	7,179
Proceeds from maturities of securities held to maturity	935	440
Purchases of securities available for sale	(44,964)	(50,821)
Purchases of securities held to maturity	(223)	(731)
Decrease in loans made to customers, net of principal collections	(4,144)	(9,719)
Purchases of premises and equipment and other	(608)	(1,014)

Net cash (used in) investing activities	(19,801)	(9,220)
Cash Flows from Financing Activities
Net increase in deposits	11,591	4,529
Net increase (decrease) in repurchase agreements and other borrowings	(2,963)	426
Repurchase of common stock	0	(173)
Payment of dividends, net of dividends reinvested	(1,137)	(1,034)
Exercised stock options	37	21

Net cash provided by financing activities	7,528	3,769
Net (decrease) in cash and due from banks	(10,258)	(2,944)
Cash and Due from Banks
Beginning of period	30,799	17,722
End of period	$20,541	$14,778

Supplemental Disclosure of Cash Flow Information
Interest paid	$777	$1,235
Income taxes paid	1,330	1,533
Supplemental Schedule of Non-cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	(427)	(154)
Issuance of common stock through dividend reinvestment plan	958	804

See accompanying notes

CITIZENS BANCORP

Notes to Consolidated Financial Statements (unaudited)

1.	BASIS OF PRESENTATION

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

The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2003 consolidated financial statements, including notes there to, included in Bancorp’s 2003 Annual Report to shareholders. The results of operations for the six months ended June 30, 2004, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 2004.

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

The Board of Directors declared a $.46 per share dividend to Bancorp shareholders of record on December 16, 2003, payable on January 12, 2004. Through the Dividend Reinvestment Plan (DRIP), 61,727 shares were purchased at a price of $15.52 per share.

Basic earnings per share are based on the average number of common shares outstanding, assuming no dilution. Diluted earnings per common share are computed assuming the exercise of stock options.

Dollars in thousands, except for per share	Net Income	Shares	Per Share
amounts	(Numerator)	(Denominator)	Amount
Six months ended June 30, 2004
Basic earnings per share:
Net Income	$2,118	4,614,003	$0.46
Effect of dilutive securities:
Options	—	37,502	-0-
Diluted earnings per share:
Net Income	$2,118	4,651,505	$0.46
Six months ended June 30, 2003
Basic earnings per share:
Net Income	$2,600	5,015,885	$0.52
Effect of dilutive securities:
Options	—	12,389	-0-
Diluted earnings per share:
Net Income	$2,600	5,028,274	$0.52

Dollars in thousands, except for per share	Net Income	Shares	Per Share
amounts	(Numerator)	(Denominator)	Amount
Three months ended June 30, 2004
Basic earnings per share:
Net Income	$1,102	4,618,736	$0.24
Effect of dilutive securities:
Options	—	36,587	-0-
Diluted earnings per share:
Net Income	$1,102	4,655,323	$0.24
Three months ended June 30, 2003
Basic earnings per share:
Net Income	$1,357	5,017,526	$0.27
Effect of dilutive securities:
Options	—	18,606	-0-
Diluted earnings per share:
Net Income	$1,357	5,036,132	$0.27

4.	STOCK-BASED COMPENSATION

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

	Six Months Ended
	June 30,
(Dollars in thousands, except per share amounts)	2004	2003
Net income, as reported	$2,118	$2,600
Less total stock-based compensation expense determined under fair value method for all qualifying awards	(83)	(65)
Pro forma net income	$2,035	$2,535
Earnings per share:
Basic and diluted:
As reported	$0.46	$0.52
Pro forma	$0.44	$0.51

	Three Months Ended
	June 30,
(Dollars in thousands, except per share amounts)	2004	2003
Net income, as reported	$1,102	$1,357
Less total stock-based compensation expense determined under fair value method for all qualifying awards	(42)	(33)
Pro forma net income	$1,060	$1,324
Earnings per share:
Basic and diluted:
As reported	$0.24	$0.27
Pro forma	$0.23	$0.26

5. CONTINGENCIES

Unfunded loan commitments totaled $33.1 million as of June 30, 2004 and $31.0 million as of December 31, 2003.

6. SUBSEQUENT EVENT

On July 8, 2004, Citizens Bancorp, holding company of Citizens Bank, announced the sale of Citizens Bank’s branch in Veneta, Oregon to Siuslaw Bank. Citizens Bank and Siuslaw Bank entered into a definitive agreement to transfer the banking assets, loan portfolio and deposits held in this branch to Siuslaw Bank. When the sale is complete, the Veneta Branch will become a branch of Siuslaw Bank, and customer accounts and deposits will become accounts and deposits of Siuslaw Bank. The sale is anticipated to be complete on or before September 30, 2004. Management anticipates that the sale will result in a gain of approximately $300,000. Management and the Board of Directors of Citizens Bancorp and Citizens Bank approved the sale of the Veneta Branch to Siuslaw Bank as they have an extensive menu of consumer products, a convenient branch system and an experienced staff. The sale of the Veneta branch, which is consumer oriented, fits with Citizens Bank’s bank-wide strategic focus on small to medium business relationships. Management believes the sale will afford the Bank the opportunity to dedicate its resources to serving the business community in the markets it serves.

7. RECENT ACCOUNTING PRONOUNCEMENTS

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

Bancorp reported net income of $1,102,000 in the second quarter ending June 30, 2004, or $.24 per common share, a decrease of 18.8% from the second quarter net income of $1,357,000 in 2003 or $.27 per common share. For the first six months of 2004, Bancorp earned $2,118,000, or $.46 per common share, a decrease of 18.5% from the six month 2003 earnings of $2,600,000 or $.52 per common share.

LOAN PORTFOLIO

The composition of the loan portfolio was as follows (in thousands):

	June 30, 2004	December 31, 2003
Commercial	$23,173	$21,765
Agriculture	20,307	17,013
Real Estate
Construction	4,742	6,586
1-4 Family	25,451	26,292
Other	115,417	113,060
Consumer Loans	3,076	3,523

	192,166	188,239
Less: net deferred loan fees	(454)	(421)
Total Loans	191,869	187,818
Less: allowance for credit losses	(2,782)	(2,765)

Net Loans	$189,087	$185,083

Transactions in the allowance for credit losses were as follows for the six months ended June 30 (in thousands):

	2004	2003
Balance at beginning of period	$2,765	$2,546
Provision charged to operations	77	171
Loans recovered	0	1
Loans charged off	(60)	(21)

Balance at end of period	$2,782	$2,697

It is the policy of the Bank to place loans on nonaccrual after they become 90 days past due unless the loans are well secured and in the process of collection. The Bank may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status as a management tool to actively oversee specific loans.

Loans on non-accrual status as of June 30, 2004 and December 31, 2003 were approximately $1,255,000 and $2,164,000 respectively. There were no loans past due 90 days or more on which the Bank continued to accrue interest at June 30, 2004 and $12,000 at December 31, 2003. There were no loans with modified terms as of June 30, 2004. Non-performing assets (defined as loans on non-accrual status and loans past due 90 days or more) are deemed by management to have adequate collateral or have specific reserves set aside to cover potential losses.

Two loans constitute the majority of approximately $1,255,000 in non-accrual status as of June 30, 2004. One loan of approximately $502,000 is a farm loan. Management is working with the borrower to have the loan refinanced out of the bank or the farm sold or liquidated. In management’s estimation the collateral value is sufficient to cover the debt. The second loan of approximately $467,000 is commercial real estate. The Bank is securing title to the property which management expects within the next thirty to sixty days. The Bank has a potential buyer and anticipates closing on the sale thirty days after securing title. The Bank has charged off approximately $52,000 on this loan and anticipates the balance will be covered by the sale.

INVESTMENT SECURITIES

The amortized cost and estimated book value of the investment securities held by the Bank, including unrealized gains and losses, at June 30, 2004 and December 31, 2003, are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
June 30, 2004	Amortized Cost	Gains	Losses	Fair Value
Available for Sale
U.S. Government and Agency Securities
Total	$85,755	$17	($591)	$85,181
Held to Maturity
State and Municipal Securities
Total	$11,213	$355	($8)	$11,560

		Gross	Gross
		Unrealized	Unrealized
December 31, 2003	Amortized Cost	Gains	Losses	Fair Value
Available for Sale
U.S. Government and Agency Securities
Total	$80,028	$215	($89)	$80,154
Held to Maturity
State and Municipal Securities
Total	$11,931	$582	($4)	$12,509

MATERIAL CHANGES IN FINANCIAL CONDITION

Changes in the balance sheet for the six months ended June 30, 2004 include an increase in total assets, primarily in loans, securities available for sale and interest bearing deposits in banks, and an increase in liabilities primarily in savings and interest bearing demand deposits, and non-interest bearing demand deposits.

At June 30, 2004, total assets increased 2.7% or approximately $8.9 million over total assets at December 31, 2003. Major components of the change in assets were:

-	$10.3 million decrease in cash and due from banks

-	$9.8 million increase in interest bearing deposits in banks

-	$5.0 million increase in securities available for sale

-	$3.9 million increase in net loans

Loans were generally made to customers within the Company’s market area. The increases were primarily funded by proceeds from increased deposits. Management believes the economic conditions in its market areas have been slowly improving which, along with continuing market penetration, has contributed to the loan growth as of June 30, 2004 as compared to December 31, 2003. Citizens Bank has a history of conservative loan underwriting and management is unwilling to compromise its standards for growth. The Bank has a history of minimal loan charge-offs due to its exceptional underwriting policies, standards, and loan review processes. The Bank’s loan officers are actively calling and management anticipates that the loan portfolio will continue to grow in 2004 with high quality loans that are appropriately priced.

The Company experienced an increase in demand and savings and interest bearing deposits, and a decrease in time certificates of deposit and repurchase agreements during the six months ended June 30, 2004, specifically as follows:

-	$4.5 million increase in demand deposits

-	$9.5 million increase in savings and interest bearing demand

-	$2.4 million decrease in time certificates of deposits

-	$3.9 million decrease in repurchase agreements

-	$2.4 million decrease in other liabilities

Management believes the growth in deposits is a result of continuing penetration into the market area as a result of its emphasis on customer service and its relationship style of banking. The decrease in repurchase agreements was due to the closing of one large account as a result of an estate settlement. The decrease in time certificates of deposits was a result of management’s decision not to pay above-market rates for time deposits in competition with other financial institutions when liquidity was well within its established asset-liability management guidelines. The decrease in other liabilities is attributable to the payment of the cash dividend.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

The Company reported net income of approximately $2,118,000 or $.46 per common share, for the six months ended June 30, 2004, compared to net income of approximately $2,600,000 or $.52 per common share, for the same period in 2003. This represents an decrease in net income of 18.5%. Net income for the quarter ended June 30, 2004, was approximately $1,102,000 or $.24 net income per common share, compared to net income of approximately $1,357,000, or $.27 per common share, for the same period in 2003. This represents a decrease in net income of 18.8%. The decrease during this period was largely attributable to a decrease in interest income on loans and investments which was a result of lower overall rates which was not offset by the growth in both loans and investments, and a decrease in mortgage department fee income, included in other non-interest income, due to the decline in the mortgage loan business as compared to the same period in 2003.

Total interest income decreased approximately $773,000 or 9.3% for the six months and $296,000 or 7.2% for the three months ended June 30, 2004 as compared to the same periods in 2003. These decreases for both the six-month and three-month periods were primarily the result of the overall decrease in market rates from the comparable periods in 2003, which offset the earnings on increased levels of loans, investments, and interest bearing deposit accounts.

Total interest expense decreased approximately $439,000 or 36.4% for the six months and $203,000 or 35.2% for the three months ended June 30, 2004 as compared to the same periods in 2003. The decrease in interest expense on deposits for these periods was the result of lower interest rates paid resulting from overall market rate decreases compared to the same periods in 2003. The effect of the rate decrease was greater than interest expense related to increased levels of deposits. Interest expense on repurchase agreements decreased as a result of lower balances in the related underlying accounts and a decrease in the interest rates paid on those accounts compared to the same period in 2003.

Net interest income for the six months ended June 30, 2004 was down $334,000 or 4.7% and down $93,000 or 2.6% for the three-month period ended June 30, 2004 as compared to the same periods in 2003. The decrease in both the three-month and six-month period ended June 30, 2004 was a result of the decrease in interest income on loans and securities despite the growth in volume due to overall lower market rates as compared to the same periods in 2003.

Total non-interest income increased approximately $7,000 or 0.3% for the six months and $5,000 or 0.5% for the three months ended June 30, 2004 as compared to the same periods in 2003. The primary increases were due to an increase in merchant bankcard income and an increase in service charges on deposit accounts resulting from increases in volume and customer relationships.

Total non-interest expense increased $559,000 or 11.3% for the six months and increased $315,000 or 13.0% for the three months ended June 30, 2004, as compared to the same periods in 2003. Non-interest expense increased for the six months ending June 30, 2004 as a result of routine adjustments in staff salaries, salary expense related to the new Springfield branch, expenses associated with technology enhancements, products, occupancy, other real estate owned, and a decrease in loan origination costs accounted for under FASB 91.

CREDIT LOSS PROVISION

The Bank maintains an allowance for credit losses on loans that occur from time to time as an incidental part of the business of banking. The allowance is increased by provisions charged to earnings and by recoveries on loans previously charged off, and is reduced by loan charge offs.

During the first six months ended June 30, 2004, the Bank funded the allowance for credit losses $77,000 from operations as compared to $171,000 for the same six-month period of 2003. For the three month period ending June 30, 2004, the Bank funded the allowance for credit losses $33,000 as compared to $80,000 for the same three month period in 2003. The Bank decreased the provision for credit losses based on its analysis of delinquencies, loan types, loan classifications, and other factors affecting the loan portfolio at June 30, 2004. The Bank experienced $60,000 in credit losses and $-0- in recoveries for the six months ended June 30, 2004 and $21,000 in net losses and $1,000 in recoveries for the same period ended June 30, 2003. Historically, the Bank’s loan charge-off levels have been very low compared to its peers. Management believes that the allowance for credit losses at June 30, 2004 of $2,782,000 or 1.45% of total loans is adequate.

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

The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first six months of 2004. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income that is adjusted for non-cash items and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of both proceeds from maturities and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Bank’s deposit accounts and repurchase agreements.

Management believes that the Bank’s existing sources of liquidity will enable the Bank to fund its requirements in the normal course of business.

As of June 30, 2004, shareholders’ equity totaled $38,304,000 as compared to $35,617,000 at December 31, 2003, an increase of 7.5%. This increase in equity was primarily due to the Company’s net income.

The total number of shares of Bancorp’s common stock that may be issued upon the exercise of all options granted under the Incentive Stock Option Plan may not exceed in the aggregate four percent (4%) of Bancorp’s issued and outstanding shares of common stock. As of July 31, 2004, the maximum number of shares issuable under the Incentive Stock Option Plan was 181,460 shares. As of July 31, 2004, options for 177,364 shares had been granted, options for 6,621 shares exercised, and options for 13,498 shares expired under this Plan.

The total number of shares of Bancorp’s common stock that may be issued under the Stock Bonus Plan may not exceed in the aggregate one percent (1%) of Bancorp’s issued and outstanding shares of common stock. As of July 31, 2004, the maximum number of shares issuable under the Stock Bonus Plan was 45,365 on that date. As of July 31, 2004, 110 shares had been issued under this Plan.

Capital ratios for the Company were as follows as of the dates indicated:

	Adequately	Well
	Capitalized	Capitalized	Bancorp
	Standards	Standards	June 30, 2004	December 31, 2003
Tier 1 Leverage Ratio	4%	5%	11.71%	10.81%
Tier 1 Risk Based Capital Ratio	4%	6%	16.64%	15.64%
Total Risk Based Capital Ratio	8%	10%	17.84%	16.86%

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their most recent evaluation which was completed as of the end of the period of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions. As a result, no corrective actions were taken.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                    None

ITEM 2. CHANGES IN SECURITIES

                    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                    None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a)	April 20, 2004, Annual Meeting

(b)	Need not be completed

(c)	The following matters were voted upon at the Annual Meeting of Shareholders on April 20, 2004

(1)	The re-election of two (2) Directors for terms expiring in 2007 or until their successors have been elected and qualified.

Directors:

William V. Humphreys		Sidney A. Huwaldt
Votes cast for:	3,356,873	Votes cast for:	3,367,107
Votes withheld:	10,449	Votes withheld:	215

Directors continuing in office are Rosetta C. Venell (term expires 2005), Scott Fewel (term expires 2005), Duane Sorensen (term expires 2005), Eric Thompson (term expires 2006), James E. Richards (terms expires 2006) and Jock Gibson (term expires 2006).

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

Date: August 9, 2004	By:	/s/ William V. Humphreys
William V. Humphreys
President and Chief Executive Officer

Date: August 9, 2004	By:	/s/ Lark E. Wysham
Lark E. Wysham
Executive Vice President and Chief Financial Officer