Form 10-Q
period 2004-09-30
CITIZENS BANCORP/OR
filed 2004-11-12
CIK 1048575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

4,619,590 shares as of October 31, 2004, no par value.

CITIZENS BANCORP
FORM 10-Q
SEPTEMBER 30, 2004
INDEX

PART I FINANCIAL INFORMATION

ITEM 1
CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

	September 30, 2004	December 31, 2003
Assets
Cash and due from banks	$12,288	$30,799
Interest bearing deposits in banks	4,203	2,181
Securities available for sale	86,065	80,154
Securities held to maturity	11,211	11,931
Federal Home Loan Bank stock	409	396
Loans held for sale	107	0
Loans, net	196,113	185,053
Premises and equipment	7,741	7,508
Foreclosed real estate	0	476
Accrued interest receivable	2,413	1,884
Cash surrender value of life insurance	4,062	3,937
Other assets	2,158	1,950

Total assets	$326,770	$326,269

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$49,065	$47,308
Savings and interest bearing demand	144,688	139,486
Time	41,836	48,965

Total deposits	235,589	235,759
Repurchase agreements	48,967	50,907
Other borrowings	1,241	808
Accrued interest payable	31	43
Other liabilities	1,146	3,135

Total liabilities	286,974	290,652
Shareholders’ Equity
Common stock (no par value); authorized 10,000,000 shares; Issued and outstanding: 2004 - 4,619,433 shares; 2003 - 4,554,242 shares;	28,152	27,155
Retained earnings	11,815	8,385
Accumulated other comprehensive income (loss)	(171)	77

Total shareholders’ equity	39,796	35,617
Total liabilities and shareholders’ equity	$326,770	$326,269

See accompanying notes

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest Income:
Loans	$9,775	$10,604	$3,333	$3,537
Interest bearing deposits	99	106	47	33
Securities available for sale	1,224	1,304	429	387
Securities held to maturity	314	345	104	126
Other interest income	42	50	4	16

Total interest income	11,454	12,409	3,917	4,099
Interest Expense:
Deposits	718	1,107	238	306
Borrowed funds	6	6	3	2
Repurchase agreements	449	551	164	149

Total interest expense	1,173	1,664	405	457
Net Interest Income	10,281	10,745	3,512	3,642
Provision for credit losses	(109)	(221)	(32)	(50)
Net interest income after provision for credit losses	10,172	10,524	3,480	3,592
Non-interest Income:
Service charges on deposit accounts	1,312	1,275	434	451
Gain on sales of investments available for sale	24	163	8	0
Net gain on sale of branch	291	0	291	0
Merchant bankcard	1,095	937	387	321
Other	739	735	239	243

Total non-interest income	3,461	3,110	1,359	1,015
Non-interest Expense:
Salaries and employee benefits	4,765	4,285	1,563	1,505
Occupancy and equipment	975	957	317	320
Merchant bankcard	931	777	339	274
Loss on sale of other real estate owned	50	0	50	0
Other	1,554	1,525	520	518

Total non-interest expense	8,275	7,544	2,789	2,617
Income before income taxes	5,358	6,090	2,050	1,990

Income taxes	(1,928)	(2,215)	(738)	(715)
Net income	$3,430	$3,875	$1,312	$1,275

Comprehensive income	$3,182	$3,625	$1,491	$1,179
Per share data:
Basic and diluted earnings per share	$0.74	$0.85	$0.28	$0.28
Weighted average number of common Shares outstanding:
Basic	4,615,819	4,557,359	4,619,411	4,553,078
Diluted	4,653,187	4,581,072	4,654,234	4,592,104
Return on Average Assets	1.38%	1.62%	1.55%	1.60%

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30, 2004 and 2003
	Number of
	Common	Common		Accumulated
	Shares	Stock	Retained	Other Comprehensive
	Outstanding	Amount	Earnings	Income (Loss)	Total
Balance, at December 31, 2002	4,084,210	$19,459	$12,498	$373	$32,330
COMPREHENSIVE INCOME:
Net Income	—	—	3,875	—	3,875
Other comprehensive income, net of tax:
Unrealized loss on securities	—	—	—	(250)	(250)
Comprehensive Income	—	—	—	—	3,625
Issuance of common stock	66,065	804	—	—	804
Repurchase of common stock	(12,536)	(173)	—	—	(173)
Stock options exercised	2,290	27	—	—	27
Stock Dividend	413,522	7,030	(7,030)	—	—

Balance, at September 30, 2003	4,553,551	$27,147	$9,343	$123	$36,613
Balance, at December 31, 2003	4,554,242	$27,155	$8,385	$77	$35,617
COMPREHENSIVE INCOME:
Net Income	—	—	3,430	—	3,430
Other comprehensive income, net of tax:
Unrealized loss on securities	—	—	—	(248)	(248)
Comprehensive Income	—	—	—	—	3,182
Issuance of common stock	61,727	958	—	—	958
Stock Grants	135	2	—	—	2
Stock options exercised	3,329	37	—	—	37

Balance, at September 30, 2004	4,619,433	$28,152	$11,815	($171)	$39,796

CITIZENS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited), (Dollars in thousands)

	Nine Months Ended
	September 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$3,430	$3,875
Adjustments to reconcile net income to net Cash provided by operating activities:
Provision for credit losses	109	221
Depreciation and amortization	410	428
Loss on sale of other real estate owned	50	0
Net gain on sale of branch	(291)	0
Gains on sales of securities available for sale	(24)	(163)
Stock dividends received	(13)	(18)
(Increase) decrease in accrued interest receivable	(529)	174
(Decrease) in accrued interest payable	(12)	(49)
Other	369	(325)

Net cash provided by operating activities	3,499	4,143
Cash Flows from Investing Activities
Net increase in interest bearing deposits in banks	(2,022)	(4,870)
Proceeds from maturities of available for sale securities	27,200	69,300
Proceeds from sales of available for sale securities	30,847	7,179
Proceeds from maturities of securities held to maturity	935	440
Purchases of securities available for sale	(64,738)	(78,560)
Purchases of securities held to maturity	(222)	(1,467)
Increase in loans made to customers, net of principal collections	(11,271)	(6,954)
Proceeds from sale of other real estate owned	394	0
Purchases of premises and equipment and other	(666)	(1,426)

Net cash used in investing activities	(19,543)	(16,358)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	(138)	17,144
Net decrease in repurchase agreements and other borrowings	(1,507)	(3,704)
Payment of dividends, net of dividends reinvested	(1,135)	(1,034)
Repurchase of common stock	0	(173)
Exercised stock options	37	27

Net cash (used in) provided by financing activities	(2,467)	12,260
Net (decrease) increase in cash and due from banks	$(18,511)	$45
Cash and Due from Banks
Beginning of period	30,799	17,722
End of period	$12,288	$17,767

Supplemental Disclosure of Cash Flow Information
Interest paid	$1,185	$1,713
Income taxes paid	1,885	2,238
Supplemental Schedule of Non-cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	(248)	(250)
Issuance of common stock through dividend reinvestment plan	958	804

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

The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2003 consolidated financial statements, including notes there to, included in Bancorp’s 2003 Annual Report to shareholders. The results of operations for the nine months ended September 30, 2004, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 2004.

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

Dollars in thousands, except for	Net Income	Shares	Per Share
per share amounts	(Numerator)	(Denominator)	Amount
Nine months ended September 30, 2004
Basic earnings per share:
Net Income	$3,430	4,615,819	$0.74
Effect of dilutive securities:
Options	—	37,368	-0-
Diluted earnings per share:
Net Income	$3,430	4,653,817	$0.74
Nine months ended September 30, 2003
Basic earnings per share:
Net Income	$3,875	4,557,359	$0.85
Effect of dilutive securities:
Options	—	23,713	-0-
Diluted earnings per share:
Net Income	$3,875	4,581,072	$0.85

Dollars in thousands, except for per	Net Income	Shares	Per Share
share amounts	(Numerator)	(Denominator)	Amount
Three months ended September 30, 2004
Basic earnings per share:
Net Income	$1,312	4,619,411	$0.28
Effect of dilutive securities:
Options	—	34,823	-0-
Diluted earnings per share:
Net Income	$1,312	4,654,234	$0.28
Three months ended September 30, 2003
Basic earnings per share:
Net Income	$1,275	4,553,078	$0.28
Effect of dilutive securities:
Options	—	39,026	-0-
Diluted earnings per share:
Net Income	$1,275	4,592,104	$0.28

4. STOCK-BASED COMPENSATION

Bancorp has a stock-based employee compensation plan. Bancorp applies the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Bancorp had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation to stock based employee compensation.

	Nine Months Ended
	September 30,
(Dollars in thousands, except per share amounts)	2004	2003
Net income, as reported	$3,430	$3,875
Less total stock-based compensation expense determined under fair value method for all qualifying awards	(125)	(98)
Pro forma net income	$3,305	$3,777
Earnings per share:
Basic:
As reported	$0.74	$0.85
Pro forma	$0.72	$0.83
Diluted:
As reported	$0.74	$0.85
Pro forma	$0.71	$0.83

	Three Months Ended
	September 30,
(Dollars in thousands, except per share amounts)	2004	2003
Net income, as reported	$1,312	$1,275
Less total stock-based compensation expense determined Under fair value method for all qualifying awards	(42)	(33)
Pro forma net income	$1,270	$1,242
Earnings per share:
Basic:
As reported	$0.28	$0.28
Pro forma	$0.28	$0.27
Diluted:
As reported	$0.28	$0.28
Pro forma	$0.27	$0.27

5. CONTINGENCIES

Unfunded loan commitments totaled $43.0 million as of September 30, 2004 and $31.0 million as of December 31, 2003.

6. RECENT ACCOUNTING PRONOUNCEMENTS

In March, 2004 the Financial Accounting Standards Board (FASB) issued an exposure draft entitled: “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” This proposed statement would eliminate the ability to account for stock-based compensation using APB 25 and require such transactions be recognized as compensation expense in the income statement based on their fair values at the date of grant. Companies transitioning to fair value based accounting for stock-based compensation will be required to use the “modified prospective” method whereby companies must recognize equity compensation cost from the beginning of the year in which the recognition provisions are first applied as if the fair value method had been used to account for all equity compensation awards granted, modified, or settled in fiscal years beginning after December 31, 1994. As proposed, this statement would be effective for Bancorp beginning after June 15, 2005.

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

OVERVIEW

Citizens Bank (“the Bank”) was chartered October 1, 1957 (charter #333) by the State of Oregon as a commercial bank. Since its beginning with a single office in Corvallis, Citizens Bank has expanded to an additional ten locations in the five counties of Benton, Linn, Lane, Polk, and Yamhill. Branches are located in the communities of Corvallis, Philomath, Albany, Junction City, McMinnville, Harrisburg, Dallas, and Springfield.

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

Bancorp completed the sale of its Veneta Branch to Siuslaw Bank on September 24, 2004. Bancorp had a gain on the sale of $339,000, a loss on the sale of the branch’s furniture and equipment of $48,000, for a net gain on the sale of the branch of $291,000.

Bancorp reported net income of $1,312,000 in the third quarter ending September 30, 2004, or $.28 per common share, an increase of 2.9% from the third quarter net income of $1,275,000 in 2003 or $.28 per common share. For the first nine months of 2004, Bancorp earned $3,430,000, or $.74 per common share, a decrease of 11.5% from the nine month 2003 earnings of $3,875,000 or $.85 per common share.

LOAN PORTFOLIO

The composition of the loan portfolio, including loans held for sale, was as follows (in thousands):

	September 30, 2004	December 31, 2003
Commercial	$20,657	$21,765
Agriculture	21,504	17,013
Real Estate Construction	5,368	6,586
1-4 Family	22,534	26,292
Multi family	13,500	10,398
Commercial	99,254	93,593
Farmland	13,720	9,069
Consumer Loans	2,932	3,523

	199,469	188,239
Less: net deferred loan fees	(447)	(421)
Total Loans	199,022	187,818
Less: allowance for credit losses	(2,802)	(2,765)

Net Loans	$196,220	$185,083

Transactions in the allowance for credit losses were as follows for the nine months ended September 30 (in thousands):

	2004	2003
Balance at beginning of period	$2,765	$2,546
Provision charged to operations	109	221
Loans recovered	0	3
Loans charged off	(72)	(26)

Balance at end of period	$2,802	$2,744

It is the policy of the Bank to place loans on nonaccrual after they become 90 days past due unless the loans are well secured and in the process of collection. The Bank may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status as a management tool to actively oversee specific loans.

Loans on non-accrual status as of September 30, 2004 and December 31, 2003 were approximately $5,192,000 and $2,164,000 respectively. There were $73,000 in loans past due 90 days or more on which the Bank continued to accrue interest at September 30, 2004 and $12,000 at December 31, 2003. There were no loans with modified terms as of September 30, 2004. Non-performing assets (defined as loans on non-accrual status and loans past due 90 days or more) are deemed by management to have adequate collateral or have specific reserves set aside to cover potential losses.

Two loans constitute the majority of approximately $5,192,000 in non-accrual status as of September 30, 2004. One loan of approximately $502,000 is a farm loan. Management is working with the borrower to have the loan refinanced out of the bank or the farm sold or liquidated. In management’s estimation the collateral value is sufficient to cover the debt. The second loan of approximately $4,400,000 is commercial real estate. The Bank has served the borrower with notice of default, election to sell and trustee notice of sale. The Bank is working with the borrower to negotiate a deed in lieu of foreclosure. Concurrently, the borrower is actively marketing the property for sale. In management’s estimation the collateral value is sufficient to cover the debt.

INVESTMENT SECURITIES

The amortized cost and estimated book value of the investment securities held by the Bank, including unrealized gains and losses, at September 30, 2004 and December 31, 2003, are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2004	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. Government and Agency Securities	$86,345	$12	($292)	$86,065
Held to Maturity
State and Municipal Securities	$11,211	$458	($3)	$11,666

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2003	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. Government and Agency Securities	$80,028	$215	($89)	$80,154
Held to Maturity
State and Municipal Securities	$11,931	$582	($4)	$12,509

MATERIAL CHANGES IN FINANCIAL CONDITION

Changes in the balance sheet for the nine months ended September 30, 2004 include an increase in total assets, primarily in loans, securities available for sale and interest bearing deposits in banks, and an increase in liabilities primarily in savings and interest bearing demand deposits, and non-interest bearing demand deposits.

At September 30, 2004, total assets increased .2% or approximately $.5 million over total assets at December 31, 2003. Major components of the change in assets were:

-	$18.5 million decrease in cash and due from banks

-	$2.0 million increase in interest bearing deposits in banks

-	$5.9 million increase in securities available for sale

-	$8.0 million increase in net loans

Loans were generally made to customers within Bancorp’s market area. The increases were primarily funded by proceeds from increased deposits. Management believes the economic conditions in its market areas have been slowly improving which, along with continuing market penetration, has contributed to the loan growth as of September 30, 2004 as compared to December 31, 2003. Citizens Bank has a history of conservative loan underwriting and management is unwilling to compromise its standards for growth. The Bank has a history of minimal loan charge-offs due to its exceptional underwriting policies, standards, and loan review processes. The Bank’s loan officers are actively calling and management anticipates that the loan portfolio will continue to grow in 2004 with high quality loans that are appropriately priced.

Bancorp experienced an increase in demand and savings and interest bearing deposits, and a decrease in time certificates of deposit and repurchase agreements during the nine months ended September 30, 2004, specifically as follows:

-	$1.8 million increase in demand deposits

-	$5.2 million increase in savings and interest bearing demand

-	$7.1 million decrease in time certificates of deposits

-	$1.9 million decrease in repurchase agreements

-	$2.0 million decrease in other liabilities

Management believes the growth in demand deposits and savings and interest bearing demand is a result of continuing penetration into the market area as a result of its emphasis on customer service and its relationship style of banking. The decrease in repurchase agreements was due to the closing of one large account as a result of an estate settlement. The decrease in time certificates of deposits was a result of management’s decision not to pay above-market rates for time deposits in competition with other financial institutions when liquidity was well within its established asset-liability management guidelines. The decrease in other liabilities is attributable to the payment of the cash dividend.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Bancorp reported net income of approximately $3,430,000 or $.74 per common share, for the nine months ended September 30, 2004, compared to net income of approximately $3,875,000 or $.85 per common share, for the same period in 2003. This represents an decrease in net income of 11.5%. Net income for the quarter ended September 30, 2004, was approximately $1,312,000 or $.28 net income per common share, compared to net income of approximately $1,275,000, or $.28 per common share, for the same period in 2003. This represents an increase in net income of 2.9%. The increase during this period was largely attributable to the net gain of $291,000 gain on the sale of the Veneta Branch.

Total interest income decreased approximately $955,000 or 7.7% for the nine months and $182,000 or 4.4% for the three months ended September 30, 2004 as compared to the same periods in 2003. These decreases for both the nine-month and three-month periods were primarily the result of the overall decrease in market rates from the comparable periods in 2003, which offset the earnings on increased levels of loans, investments, and interest bearing deposit accounts.

Total interest expense decreased approximately $491,000 or 29.5% for the nine months and $52,000 or 11.4% for the three months ended September 30, 2004 as compared to the same periods in 2003. The decrease in interest expense on deposits for these periods was the result of lower interest rates paid resulting from overall market rate decreases compared to the same periods in 2003. The effect of the rate decrease was greater than interest expense related to increased levels of deposits. Interest expense on repurchase agreements decreased as a result of lower balances in the related underlying accounts and a decrease in the interest rates paid on those accounts compared to the same period in 2003.

Net interest income for the nine months ended September 30, 2004 was down $464,000 or 4.3% and down $130,000 or 3.6% for the three-month period ended September 30, 2004 as compared to the same periods in 2003. The decrease in both the three-month and nine-month period ended September 30, 2004 was a result of the decrease in interest income on loans and securities despite the growth in volume due to overall lower market rates as compared to the same periods in 2003.

Total non-interest income increased approximately $399,000 or 12.8% for the nine months and $392,000 or 38.6% for the three months ended September 30, 2004 as compared to the same periods in 2003. The primary increase was the result of the sale of the Veneta Branch along with an increase in merchant bankcard income and an increase in service charges on deposit accounts resulting from increases in volume and customer relationships.

Total non-interest expense increased $779,000 or 10.3% for the nine months and increased $220,000 or 8.4% for the three months ended September 30, 2004, as compared to the same periods in 2003. Non-interest expense increased for the nine months ending September 30, 2004 as a result of routine adjustments in staff salaries, salary expense related to the new Springfield branch, expenses associated with technology enhancements, products, occupancy, other real estate owned, a decrease in loan origination costs accounted for under FASB 91, and expenses related to compliance with Sarbanes Oxley 404.

CREDIT LOSS PROVISION

The Bank maintains an allowance for credit losses on loans that occur from time to time as an incidental part of the business of banking. The allowance is increased by provisions charged to earnings and by recoveries on loans previously charged off, and is reduced by loan charge offs.

During the first nine months ended September 30, 2004, the Bank funded the allowance for credit losses $109,000 from operations as compared to $221,000 for the same nine-month period of 2003. For the three month period ending September 30, 2004, the Bank funded the allowance for credit losses $32,000 as compared to $50,000 for the same three month period in 2003. The Bank decreased the provision for credit losses based on its analysis of delinquencies, loan types, loan classifications, and other factors affecting the loan portfolio at September 30, 2004. The Bank experienced $72,000 in credit losses and $-0- in recoveries for the nine months ended September 30, 2004 and $21,000 in net losses and $1,000 in recoveries for the same period ended September 30, 2003. Historically, the Bank’s loan charge-off levels have been very low compared to its peers.

Management believes that the allowance for credit losses at September 30, 2004 of $2,802,000 or 1.41% of total loans is adequate.

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

The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first nine months of 2004. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income that is adjusted for non-cash items and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of both proceeds from maturities and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Bank’s deposit accounts, repurchase agreements, and common stock related items.

Management believes that the Bank’s existing sources of liquidity will enable the Bank to fund its requirements in the normal course of business.

As of September 30, 2004, shareholders’ equity totaled $39,796,000 as compared to $35,617,000 at December 31, 2003, an increase of 11.7%. This increase in equity was primarily due to Bancorp’s net income.

The total number of shares of Bancorp’s common stock that may be issued upon the exercise of all options granted under the Incentive Stock Option Plan may not exceed in the aggregate four percent (4%) of Bancorp’s issued and outstanding shares of common stock. As of October 31, 2004, the maximum number of shares issuable under the Incentive Stock Option Plan was 181,460 shares. As of October 31, 2004, options for 177,364 shares had been granted, options for 6,621 shares exercised, and options for 14,912 shares expired under this Plan.

The total number of shares of Bancorp’s common stock that may be issued under the Stock Bonus Plan may not exceed in the aggregate one percent (1%) of Bancorp’s issued and outstanding shares of common stock. As of October 31, 2004, the maximum number of shares issuable under the Stock Bonus Plan was 45,365 on that date. As of October 31, 2004, 135 shares had been issued under this Plan.

Capital ratios for Citizens Bancorp and Citizens Bank were as follows as of the dates indicated:

		September 30, 2004			December 31, 2003
		Adequately	Well		Adequately	Well
		Capitalized	Capitalized		Capitalized	Capitalized
	Ratio	Standards	Standards	Ratio	Standards	Standards
Tier 1 Leverage Capital
Citizens Bancorp	11.86%	4%	5%	10.81%	4%	5%
Citizens Bank	11.84%	4%	5%	10.79%	4%	5%
Tier 1 Risk Based Capital
Citizens Bancorp	16.62%	4%	6%	15.64%	4%	6%
Citizens Bank	16.60%	4%	6%	15.62%	4%	6%
Total Risk Based Capital
Citizens Bancorp	17.79%	8%	10%	16.86%	8%	10%
Citizens Bank	17.77%	8%	10%	16.84%	8%	10%

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their most recent evaluation which was completed as of the end of the period of this Form 10-Q, Bancorp’s Chief Executive Officer and Chief Financial Officer believe Bancorp’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were no significant changes in Bancorp’s internal controls or in other factors that could significantly affect Bancorp’s internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions. As a result, no corrective actions were taken.

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

(b) Reports on Form 8-K

On July 14, 2004 Bancorp filed a report relative to the sale of the Veneta Branch.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2004		/s/ William V. Humphreys

	By:	William V. Humphreys
President and Chief Executive Officer

Date: November 10, 2004		/s/ Lark E. Wysham

	By:	Lark E. Wysham
Executive Vice President and Chief Financial Officer