Form 10-K
period 2004-12-31
CITIZENS BANCORP/OR
filed 2005-03-25
CIK 1048575

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___

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

     Indicate by check mark whether registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

     There is no active trading market for the Registrant’s common stock. The Registrant’s common stock is not listed on any exchange or quoted on NASDAQ. The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2004 (the last business day of the most recently completed second quarter) was $67,811,987, based on the last sale of $17.33 per share on June 29, 2004.

As of March 1, 2005 there were 4,660,159 shares of registrant’s common stock issued and outstanding, of which 3,948,940 were held by non-affiliates.

     DOCUMENTS INCORPORATED BY REFERENCE. Part III of this Form 10-K incorporates by reference portions of the definitive 2005 Annual Meeting Proxy Statement sent to the Company’s shareholders in connection with its April 19, 2005 Annual Meeting of Shareholders.

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

The Company is authorized to issue up to 10,000,000 shares of common stock, no par value. The Company has registered 1,732,500 shares for issuance under its Dividend Reinvestment Plan, of which 370,033 shares had been issued thereunder as of December 31, 2004. As of December 31, 2004 there were a total of 4,620,250 shares of the Company common stock issued and outstanding. Citizens Bank is the registered transfer agent for the Company’s common stock.

Citizens Bank was chartered October 1, 1957 (charter #333) by the State of Oregon as a commercial bank. Since its beginning with a single office in Corvallis, Citizens Bank has expanded to an additional nine locations in the five counties of Benton, Linn, Lane, Yamhill, and Polk. Branches are located in the communities of Corvallis, Philomath, Albany, Junction City, McMinnville, Harrisburg, Dallas, and Springfield.

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

The Company’s primary goal is to improve shareholder value through increased earnings while maintaining a high level of safety and soundness. The Company is committed to independence and long-term performance strategies. As a result of its corporate culture, the Company continues to show good performance as evidenced by the five-year history of growth in the following selected areas:

(Thousands)	2004	2003	2002	2001	2000
Net Income	$4,352	$5,012	$4,858	$4,028	$3,612
Return on Average Equity	11.23%	14.06%	15.32%	13.76%	13.75%
Return on Average Assets	1.32%	1.59%	1.64%	1.48%	1.52%
Average Equity to Average Assets	11.58%	11.32%	10.73%	10.74%	11.03%
Dividend Payout Ratio	48.42%	41.82%	38.32%	38.64%	41.77%
Total Loans (net)	$210,951	$185,053	$178,333	$171,196	$158,920
Total Deposits	$235,482	$235,759	$227,363	$231,821	$200,960
Total Assets	$334,588	$326,269	$312,639	$278,529	$244,380
Total Equity	$38,401	$35,617	$32,330	$29,524	$27,063

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

The Bank offers an on-line banking product. The on-line banking product offers services to both individuals and business account customers. Business customers have a comprehensive cash management option. All online users have the availability of the “bill payment” feature. The Bank expects to continually enhance its on-line banking product while maintaining its quality “people to people” customer service. The Bank’s on-line banking can be reached at www.CitizensEBank.com.

The Bank began offering Health Savings accounts to customers with high deductible medical plans in August 2004. The Bank has found this deposit product to be beneficial to the Bank and to the customer.

Employees

At December 31, 2004 the Bank had 137 full-time equivalent employees. The Bank values its employees. They are actively engaged individually and as a team in contributing to the Bank’s realization of its culture and mission. None of the employees of the Bank are subject to a collective bargaining agreement. A number of benefit programs are available to eligible employees including group medical insurance plans, paid time off, group life insurance, and a 401(K) plan.

Competition

At December 31, 2004, the Bank was among the top 10 largest commercial banks headquartered in the State of Oregon as measured by the State of Oregon’s division of Finance and Corporate Securities. The Bank competes with other commercial banks as well as savings and loan associations, credit unions, mortgage companies, insurance companies, investment banks, securities brokerages and other non-bank financial service providers. Banking in the State of Oregon is substantially dominated by several very large banking institutions whose headquarters are not in Oregon. They include Wells Fargo Bank, US Bank, Key Bank, Washington Mutual Bank, and Bank of America. Together these large organizations hold a majority of the deposit and loan balances held by banks in the State of Oregon. The Bank attempts to offset some of the advantages of these larger competitors through superior relationship building with the customer, better service, quicker response to the customers’ needs, and local decision-making. We rely on the fact that many businesses and individuals within small Oregon communities want to see their money stay within the local economy, rather than see it used to fund loans in distant places.

2004 Activities

The Main Branch, which is located on the first floor of the Bank’s headquarters in Corvallis, underwent a complete remodel, which began late in 2003. The remodel provided more efficient use of the floor space including privacy for loan officers when meeting with customers and increased storage in the teller/operations area. The remodel was completed April 2004.

On July 28, 2004, Citizens Bancorp announced the sale of its Citizens Bank Veneta Branch to Siuslaw Bank. The sale of the Veneta Branch, which was consumer oriented, fits with the Company’s corporate strategy of service to small to medium business relationships as its primary customer base. Management believes the sale will afford the Bank the opportunity to dedicate its resources to serving the business community in the market areas it serves. The sale of the Citizens Bank Veneta Branch to Siuslaw Bank was completed on September 24, 2004, resulting in a net gain on sale of assets of approximately $291,000.

On November 16, 2004, the Company declared a cash dividend of $.46 per share to shareholders of record on November 16, 2004, payable January 10, 2005.

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

We anticipate that we will incur substantial additional expenses as a result of the Act, especially in our CPA audit expense, internal documentation and the testing requirements under Section 404 of the Act. The estimated amount of those expenses is unknown at this time.

Recent Legislative and Regulatory Developments

The Check Clearing for the 21st Century Act, or “Check 21,” became effective October 28, 2004. Check 21 facilitates check collection by creating a new negotiable instrument called a “substitute check,” which permits, but does not require, banks to replace original checks with substitute checks or information from the original check and process check information electronically. Banks that do use substitute checks must comply with certain notice and recredit rights. Check 21 is expected to cut the time and cost involved in physically transporting paper items and reduce float, i.e., the time between the deposit of a check in a bank and payment, especially in cases in which items were not already being delivered same-day or overnight. We anticipate using the Check 21 authority in 2006, and will likely incur additional costs in 2005 for technology necessary to process check information electronically.

In December 2004, the FRB announced a revision of its bank holding company rating system to align the system more closely with current supervisory practices. The revised system emphasizes risk management, introduces a framework for analyzing and rating financial factors, and provides a framework for assessing and rating the potential impact of nondepository entities of a holding company on its subsidiary depository institution(s). A composite rating will be assigned based on the foregoing three components, but a fourth component will also be rated, and will reflect generally the assessment of depository institution subsidiaries by their principal regulators. Ratings will be made on a scale of 1 to 5 (1 highest) and will, like current ratings, not be made public. The new rating system will be applied to the Company commencing with its first examination following the system’s effective date of January 1, 2005.

Authority for financial holding companies to engage in real estate brokerage and property management services was proposed by the U. S. Treasury Department and the FRB in 2000. Final regulations implementing the proposal have been subject to a statutory moratorium which was renewed by Congress during 2004 for a period ending September 30, 2005. It is not possible at present to assess the likelihood of the ultimate impact of the final regulations.

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

Website Access to Reports

Citizens Bancorp makes available free of charge, all periodic and current reports as soon as reasonably practicable after such material is electronically filed with, or furnished to the Securities and Exchange Commission (“SEC”). The Company’s website address is www.citizensEbank.com

ITEM 2. PROPERTIES

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

The first floor serves as the main banking office for the Bank. It is occupied by a manager, a lending staff, an operations staff, tellers, marketing officer, new accounts staff and mortgage department staff.

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

The Bank operates ten (10) full service branches, of which six (6) are owned and four (4) are leased. The Company also has a Bankcard Department which is located in Corvallis, Oregon in a leased building. These buildings range in size from 2,500 square feet to approximately 30,000 square feet. Their primary function and use is to provide banking service to the Bank’s customers. See the Contractual Obligations table for a summary of our lease requirements. The following sets forth certain information regarding the Bank’s office facilities.

Main Office	Junction City Office	East Albany Office (1)
275 SW Third Street	955 Ivy Street	2315 14th Ave. SE
Corvallis, Oregon	Junction City, Oregon	Albany, Oregon

Circle Office (2)	Philomath Office	West Albany Office (3)
978 NW Circle Blvd.	1224 Main Street	2230 Pacific Blvd. SE
Corvallis, Oregon	Philomath, Oregon	Albany, Oregon

McMinnville Office	Harrisburg Office (4)	Dallas Office
455 NE Baker Street	230 North 3rd Street	583 SE Jefferson
McMinnville, Oregon	Harrisburg, Oregon	Dallas, Oregon

Springfield Office (5)	Bankcard Department (6)
2073 Olympic Street	201 NW Third Street
Suite 100	Suite B
Springfield, Oregon	Corvallis, Oregon

(1)	Mennonite Home, satellite office of the East Albany Branch. This limited facility is open to the large retirement/assisted living center for two hours Monday through Friday. Lease renewed on February 29, 2003 for a three-year term.

(2)	Premises leased under an original lease agreement dated May 1, 1970 and a supplemental lease agreement dated August 16, 1994. The lease expires January 31, 2020.

(3)	Ground lease under ground lease agreement dated May 29, 1998. The lease expires in year 2048.

(4)	Premises leased under a lease agreement dated May 4, 2001. The lease expires May 4, 2006, with the right to renew for two additional periods of five years each.

(5)	Premises leased under a lease agreement dated June 1, 2003. The lease expires on May 31, 2006 with the right to renew for two additional periods of three years each.

(6)	Premises leased under a lease agreement dated September 1, 2003, which expires August 31, 2005.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2004, no matters were submitted to the Company’s security holders through the solicitation of proxies or otherwise.

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

There were 1,150 holders of record of the Company’s no par value common stock as of March 1, 2005, and an estimated 87 additional beneficial holders whose stock was held in street name by brokerage houses. The last transaction price of the Company’s common stock of which the Company is aware was $17.90 per share on March 1, 2005.

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

	High	Low
2000	$14.44	$10.00
2001	$14.50	$9.75
2002	$15.00	$11.45
2003	$18.50	$12.49
2004	$18.50	$16.50

Per share information for the current and prior periods reflect the effect of the stock dividends and stock splits.

The following table sets forth certain transaction prices per share for shares of the Company’s common stock for the quarterly periods shown. This information is subject to the qualifications set forth above.

	High	Low
2004
First quarter	$18.50	$17.35
Second quarter	$17.50	$17.00
Third quarter	$17.35	$16.85
Fourth quarter	$18.50	$16.50

2003
First quarter	$15.00	$12.49
Second quarter	$16.95	$13.00
Third quarter	$17.40	$15.00
Fourth quarter	$18.50	$17.00

The Company’s board of directors authorized a stock repurchase program in 2002, which remains in effect. Under the program, the Company may repurchase shares of its stock at market prices from time to time up to an amount per share as authorized by the board of directors. For the 2004 fiscal year, no stock repurchases were made under the program.

Citizens Bank/Bancorp, Common Equity Holding. As of December 31, 2004, there were 4,620,250 shares outstanding, held by 1,226 shareholders of record. As of March 1, 2005, there were 1,150 holders of Citizens Bancorp and 4,617,997 shares outstanding. Since December 31, 2004, 31,556 shares were issued under the Dividend Reinvestment Plan.

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

The following sets forth, for the calendar years shown, the cash and stock dividends per share of common stock declared by Citizens Bancorp.

	Cash Dividend	Stock Dividend
2000	$.33	—
2001	$.34	—
2002	$.41	—
2003	$.46	10%
2004	$.46	—

Per share information for prior periods reflect the effects of the stock dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and accompanying notes presented herein.

(In thousands, except share data)

			% increase
			(decrease)
Year ended December 31,	2004	2003	2004 to 2003	2002	2001	2000
EARNINGS
Total interest income	$15,341	$16,312	(5.95%)	$17,575	$18,755	$18,436
Total interest expense	1,667	2,082	(19.93%)	3,322	5,674	6,241
Net interest income	13,674	14,230	(3.91%)	14,253	13,081	12,195

Provision for credit losses	142	270	(47.41%)	624	733	454

Net interest income after provision for credit losses	13,532	13,960	(3.07%)	13,629	12,348	11,741

Total non-interest income	4,428	4,113	7.71%	3,773	3,396	2,672
Total non-interest expense	11,199	10,203	9.78%	9,793	9,181	8,587

Income before taxes	6,761	7,870	(14.09%)	7,609	6,563	5,826
Income taxes	2,409	2,858	(15.71%)	2,751	2,535	2,214
Net income	$4,352	$5,012	(13.17%)	$4,858	$4,028	$3,612
PER COMMON SHARE (1)
Net income	$.94	$1.10	(14.55%)	$1.07	$.88	$.79
Diluted Basic	.94	1.09	(13.76%)	1.07	.88	.79
Cash dividends	.46	.46	0%	.41	.34	.33
Book value	8.31	7.82	6.27%	7.20	6.54	5.95

PERIOD END BALANCES
Total assets	$334,588	$326,269	2.55%	$312,639	$278,529	$244,380
Net loans	210,951	185,053	13.99%	178,333	171,196	158,920
Deposits	235,482	235,759	(.12%)	227,363	231,821	200,960
Repurchase agreements	55,446	50,907	8.92%	48,059	14,298	12,651
Shareholders’ equity	38,401	35,617	7.83%	32,330	29,524	27,063

PERFORMANCE RATIOS
Return on Average Assets	1.32%	1.59%		1.64%	1.48%	1.52%
Return on Average Equity	11.23%	14.06%		15.32%	13.76%	13.75%
Dividend Payout Ratio	48.94%	41.82%		38.32%	38.64%	41.77%
Average Equity to Average Assets	11.75%	11.32%		10.73%	10.74%	11.03%
Efficiency Ratio (2)	60.88%	54.92%		53.63%	55.03%	57.01%

(1)	Per share amounts and the average number of shares outstanding have been restated for a stock dividend of 10% in 2003. (2) The efficiency ratio is computed by dividing total non-interest expenses by the total of net interest income and total non-interest income. Net interest income used in the calculation includes tax equivalent adjustments (at the federal statutory rate of 34%) related to income on securities that are exempt from federal taxes.

(2)	The efficiency ratio is computed by dividing total non-interest expenses by the total of net interest income and total non-interest income. Net interest income used in the calculation includes tax equivalent adjustments (at the federal statutory rate of 34%) related to income on securities that are exempt from federal taxes.

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

Results of Operations for Years Ended December 31, 2004, 2003, and 2002.

Net Income. For the three years ended December 31, 2004, the Company’s net income was $4.352 million, $5.012 million, and $4.858 million, respectively. 2004 net income decreased $.660 million or 13.2% as compared to 2003, which increased $.154 million or 3.2% over 2002. The Company’s decreased net income in 2004 resulted primarily from a decrease in interest income on loans and investments, lower fee income on loans, lower fee income from the mortgage department, and an increase in non-interest expense. The lower fee income on loans was primarily a result of slow loan activity in the first three quarters of 2004. The lower fee generation in the mortgage department was primarily a result of a slow down in mortgage lending due to increasing rates as compared to 2003. The increase in non-interest income in 2004 was primarily the result of the net gain from the sale of the Veneta Branch of approximately $291,000. Interest expense decreased by $.410 million, as lower rates generally offset the effect of larger earning asset and interest bearing liability totals.

The average rate earned on loans for 2004, 2003, and 2002 was 6.8%, 7.5%, and 8.1%, respectively. The net decrease in the average loan yield was due to the continuing reduction of market rates in 2004, as compared to the same period in 2003 and the reversal of interest income due to several large loans put on non-accrual in the fourth quarter of 2004. Management believes that the customer relationships developed by its experienced loan officers and the expanding market area due to increased branch locations contributed to the increase in loan volumes in 2004. Majority of the loan growth was experienced in the fourth quarter as the economies in the Company’s market areas improved as well as the Company’s market penetration.

The 2004 decrease in the investment portfolio income was primarily due to lower rates earned on investments as compared to 2003 and lower volumes of securities as a result of maturing and called bonds being deployed to fund loan growth in the fourth quarter.

The increase in average earning assets in 2004 is primarily reflected in increases in loan and security volumes. Average yields on earning assets for 2004, 2003, and 2002 were 5.3%, 5.8%, and 6.6%, respectively.

Interest Income. Interest income totaled $15.3 million for the year ended December 31, 2004, a 6.0% decrease from the $16.3 million for 2003, which was a 7.2% decrease from the $17.6 million for 2002. The decrease in both 2004 and 2003 resulted from decreased rates earned on loans and investment securities due to the impact of rate decreases during the year which negated any increases in earnings from growth in volumes.

Interest Expense. Interest expense for the year ended December 31, 2004 was $1.7 million, a 19.9% decrease from the $2.1 million expense for 2003, which was a 37.3% decrease over the $3.3 million expense for 2002. The decrease in interest expense in 2004 resulted primarily from lower interest rates paid on deposits as compared to the same period in 2003, and to a lesser extent from the decrease in our deposit levels primarily as a result of the sale of the Veneta Branch deposits of approximately $12 million in the fourth quarter. The decrease in 2003 as compared to 2002 was also primarily the result of lower rates paid on deposits, with rates declining rapidly as a result of the Federal Reserve Bank’s interest rate reductions in 2002. The effect of the lower rates reducing interest expense in 2003 was greater than the increase in interest expense related to increased levels of deposits during the year as compared to 2002. Interest on customer repurchase agreements decreased slightly due to lower rates paid on those balances in 2004 as compared to the same period in 2003 which had a greater impact than the increase in the average balance of those funds. Interest on customer repurchase agreements increased in 2003 from 2002 as a result of increased relationships and the underlying account balances which was greater than the effect of the lower rates paid during those years.

Net Interest Income. Net interest income for the years 2004, 2003, and 2002 was $13.7 million, $14.2 million, and $14.3 million, respectively. Additionally, for the same periods beginning with 2004, net interest margins, on a tax equivalent basis, were 4.7%, 5.1%, and 5.4%, respectively. Despite an increase in volumes, the decrease in the net interest margin from 2002 to 2003 and from 2003 to 2004 was primarily due to the reduced average rates earned on loans and investment securities, which had a greater impact than the reduced cost of interest bearing liabilities. 2004 was also impacted by several large loans transferred to non-accrual status in the fourth quarter of 2004.

The following table sets forth, for the periods indicated, interest income and interest expense with the resulting average yield or rate by category of average earning assets and average interest bearing liabilities.

Average Balances and Tax-Equivalent Net Interest Margin
Year Ended December 31,	2004			2003			2002
	Average	Int. Income	Avg. Rate	Average	Int. Income	Avg. Rate	Average	Int. Income	Avg. Rate
(In thousands)	Balance	(Expense)	Earned/ Paid	Balance	(Expense)	Earned/ Paid	Balance	(Expense)	Earned/ Paid
ASSETS
Loans (2)	$194,168	$13,142	6.77%	$186,498	$13,976	7.49%	$177,795	$14,428	8.11%
Investment securities: (3)
Taxable	81,561	1,665	2.02%	73,244	1,728	2.36%	63,619	2,386	3.75%
Tax-exempt (1)	11,890	643	5.41%	11,484	688	6.00%	10,757	702	6.53%
Total
Investment
Securities	93,451	2,308	2.45%	84,728	2,416	2.85%	74,376	3,088	4.15%
Interest bearing deposits in banks and federal funds sold	7,677	117	1.52%	13,671	154	1.13%	17,466	298	1.71%
Total earning assets	295,296	15,567	5.27%	284,897	16,546	5.81%	269,637	17,814	6.61%
Cash and due from banks	21,095			17,736			14,014
Premises and equipment — net	7,765			6,760			5,531
Other assets	8,389			8,184			8,243
Allowance for credit losses	(2,792)			(2,687)			(2,280)
Total	$329,793			$314,890			$295,145
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Savings, MMDA, NOW	$145,867	(387)	.27%	$136,504	(448)	.33%	$126,675	(773)	.61%
Time	45,606	(577)	1.27%	51,842	(926)	1.79%	66,350	(1,997)	3.01%
Total interest-
Bearing deposits	191,473	(964)	.50%	188,346	(1,374)	.73%	193,025	(2,770)	1.44%
Repurchase agreements	49,005	(684)	1.40%	44,532	(699)	1.57%	28,398	(536)	1.89%
Other borrowings	1,279	(19)	1.49%	978	(9)	.92%	1,032	(16)	1.55%
Total interest-bearing liabilities	241,757	(1,667)	.69%	233,856	(2,082)	.89%	222,455	(3,322)	1.49%
Demand deposits	48,060			44,109			38,983
Other liabilities	1,238			1,274			2,009
Shareholders’ equity	38,738			35,651			31,698
Total	$329,793			$314,890			$295,145
Net interest income (1)		$13,900			$14,464			$14,492
Interest income as a % of avg. earning assets			5.27%			5.81%			6.61%
Interest expense as a % of avg. earning assets			.56%			.73%			1.24%
Net interest margin			4.70%			5.08%			5.37%

(1)	Includes taxable equivalent adjustments related to income on securities that is exempt from federal income taxes. The federal statutory rate was 34%.

(2)	For purposes of these calculations, nonaccrual loans are included in the average loan balance outstanding. Loan fees and late charges of $373, $697, and $719 are included in interest income for 2004, 2003 and 2002.

(3)	For purposes of computation of the average yield on investments available for sale, historical cost balances were utilized, therefore the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

     The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volumes and rates. Changes not due solely to volume or rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

	2004 versus 2003			2003 versus 2002
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in
	Average	Average	Net	Average	Average	Net
	Volume	Rate	Change	Volume	Rate	Change
(in thousands)
INTEREST INCOME
Loans	$558	$(1,392)	$(834)	$685	$(1,137)	$(452)
Investment securities	332	(440)	(108)	499	(1,171)	(672)
Interest-bearing deposits in banks and federal funds sold	(81)	44	(37)	(104)	(40)	(144)
Total interest income	809	(1,788)	(979)	1,080	(2,348)	(1,268)

INTEREST EXPENSE
NOW, MMDA & Savings deposits	29	(90)	(61)	56	(381)	(325)
Time deposits	(134)	(215)	(349)	(643)	(428)	(1,071)
Repurchase agreements	67	(82)	(15)	265	(102)	163
Other borrowings	3	7	10	(1)	(6)	(7)
Total interest expense	(35)	(380)	(415)	(323)	(917)	(1,240)
Changes in net Interest income	$844	$(1,408)	$(564)	$1,403	$(1,431)	$(28)

The following chart further reflects changes in average balances and rates from the year ended December 31, 2003 to the year ended December 31, 2004.

Increase (Decrease) In Average Balance:		Increase (Decrease) In Average Rate:
Loans	4.11%	Loans	(9.67)%
Investments	10.30%	Investments	(13.95)%
Fed Funds & Deposits	(43.84)%	Fed Funds & Deposits	35.29%

Total Earning Assets	3.65%	Total Earning Assets	(9.31)%

NOW, MMDA, Savings	6.86%	NOW, MMDA, Savings	(19.16)%
Time	(12.03)%	Time	(29.05)%
Repurchase Agreements	10.04%	Repurchase Agreements	(11.08)%
Other Borrowings	30.78%	Other Borrowings	52.93%
Total Int Bear Liabilities	3.38%	Total Int Bear Liabilities	(22.55)%

The following chart further reflects changes in average balances and rates from the year ended December 31, 2003 to the year ended December 31, 2002.

Increase (Decrease) In Average Balance:		Increase (Decrease) In Average Rate:
Loans	4.89%	Loans	(7.65)%
Investments	13.92%	Investments	(31.32)%
Fed Funds & Deposits	(21.73)%	Fed Funds & Deposits	(33.98)%

Total Earning Assets	5.66%	Total Earning Assets	(12.09)%

NOW, MMDA, Savings	7.76%	NOW, MMDA, Savings	(46.22)%
Time	(21.87)%	Time	(40.65)%
Repurchase Agreements	56.81%	Repurchase Agreements	(16.84)%
Other Borrowings	(5.23)%	Other Borrowings	(40.64)%
Total Int Bear Liabilities	5.13%	Total Int Bear Liabilities	(40.38)%

Net Interest Income After Provision For Credit Losses. Net interest income after the provision for credit losses was $13.5 million at December 31, 2004, $14.0 million at December 31, 2003, and $13.6 million at December 31, 2002. Total provision for credit losses for the three years ending December 31, 2004 was $142,000, $270,000, and $624,000, respectively. The Company decreased the 2004 provision for credit losses based on its analysis of probable losses in the loan portfolio derived from the loan grading system and the loss analysis of impaired loans in 2004. Charge-offs of $117,000, $54,000, and $237,000 were realized in 2004, 2003, and 2002, respectively. Recoveries were $0, $3,000, and $13,000 during the same periods. Historically, the Company’s loan charge-off levels have been very low compared to its peers. Management will continue to monitor and analyze charge-off levels closely. Management’s assessment of the allowance for credit losses includes various factors such as delinquent and non-performing loans, historical analysis of credit loss experience, knowledge of the present and anticipated economic future of its market areas, and loan grades. Management believes the high quality of the loan portfolio reflects the Bank’s strong internal controls, excellent loan policy standards, experienced loan officers and conservative underwriting practices. Management believes the allowance for credit losses at December 31, 2004 of $2.8 million is adequate. The allowance for credit losses to total loans at December 31, 2004, 2003, and 2002 respectively was 1.31%, 1.47%, and 1.41%.

Non-Interest Income. Non-interest income was $4.4 million for the year ended December 31, 2004, a 7.7% increase from $4.1 million in 2003, which was 9.0% higher than the $3.8 million in 2002. In 2004, the Company experienced a decrease in service charge and Bankcard income due to the sale of the Veneta Branch’s deposits and Bankcard merchants. The increase in non-interest income in 2004 was primarily due to the gain on the sale of the Veneta Branch of approximately $291,000. In 2003, the Company realized increased gains on the sale of available for sale securities. In 2002, the Bank experienced a full year on earnings on bank owned life insurance policies, which were purchased in late 2001 to help offset employee benefits costs.

Non-Interest Expense. Non-interest expenses consist primarily of employee salaries and benefits, occupancy, data processing, Bankcard services, office supplies, professional services and other non-interest expenses. Overall increases are a result of the Company’s increased volume, and management’s emphasis on business development. The primary increases in 2004 were a result of routine adjustments in staff salaries, increased costs associated with medical benefits, increased expenses in Bankcard due to increased volumes and processing expense, expenses related to other real estate owned and a decrease in loan origination costs accounted for under FASB91.

Non-interest expense was $11.2 million for the year ended December 31, 2004, an increase of $1.0 million or 9.8% from the year ended December 31, 2003, which was an increase of $.4 million or 4.2% over the period ended December 31, 2002.

At the end of 2004, the Company employed 137 full time equivalent employees compared to 136 at the end of 2003 and 129 at the end of 2002. The primary increase in 2003 was due to the staffing of the new branch in Springfield which opened in August 2003. The increase in 2002 was due to the staffing of the new Dallas Branch and the hiring of a training officer. The Company has continued to increase staff productivity through training, education, and hiring practices.

Income Taxes. Income tax expense for 2004 was $2.4 million or 35.6% of income before taxes, 2003 was $2.9 million or 36.3% of income before taxes, and 2002 was $2.8 million or 36.2% of income before taxes.

Asset/Liability Management. The Company uses an asset/liability modeling system called ALX to estimate the degree of interest rate risk and market risk inherent in its mix of interest earning assets and interest bearing liabilities. The Company’s strategy is to keep a position that is very close to “balanced”. That is, the repricing of assets and liabilities would move much at the same rate. The Company’s profitability is dependent to a large extent on net interest income. The Company is slightly asset sensitive, meaning that if rates rise the Company’s net interest margin will increase, and if rates decline the margin will decrease. If rates increase, and more loans float off of floors, net interest income should increase.

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

Deposits are a primary source of new funds. At December 31, 2004, total deposits were $235.5 million, $235.8 million at December 31, 2003 and $227.4 million at December 31, 2002. Deposits of approximately $12 million were sold with the sale of the Veneta Branch in September 2004. The Company has recovered most of those deposits with growth mainly in Demand, NOW, and money market accounts. The decrease in time certificates of deposits was a result of management’s decision not to pay above-market rates for time deposits in competition with other financial institutions when liquidity is well within established asset-liability guidelines.

The Company had securities sold under agreements to repurchase (REPOs) at December 31, 2004, 2003, and 2002 of $55.4 million, $50.9 million, and $48.1 million, respectively. REPOs represent an agreement between the Bank and a customer to collateralize funds deposited by the customer in an interest bearing repurchase sweep account. The Bank secures the REPO account with Government Agency Securities. In consideration of the funds deposited, the Bank transfers the security to the customer. The Bank agrees to repurchase the security on the next business day for the amount of the deposit plus simple interest on that amount calculated for one day at the rate established for REPO accounts as set by the Bank for that day. The funds provided by REPOs are considered borrowings, not deposits, and are not covered by FDIC insurance. Management believes the growth in REPOs is a result of continuing penetration into the commercial deposit markets due to the Company’s emphasis on customer service, and its relationship style of banking.

Management anticipates that the Company will rely primarily on deposit growth, maturities of investment securities, sales of “available for sale securities,” and loan repayments to meet its liquidity needs. Borrowings can be used to provide liquidity for short-term needs but it is the practice of the Company to attempt to fund long-term loans and investments with core deposits and earnings, not short-term borrowings. A limited amount of borrowings may be used on a long-term basis to fund lending activities and to match maturities or repricing intervals of assets.

The overall cost of funds was as follows:

	COST OF FUNDS
2004	2003	2002
.7%	.9%	1.5%

The average daily amount of deposits and rates paid on deposits is summarized for the periods indicated in the following table.

	2004		2003		2002
(In Thousands)	Amount $	Rate %	Amount $	Rate %	Amount $	Rate %
DEPOSITS
Demand	$48,060	—	$44,109	—	$38,983	—
Interest-bearing demand	$36,565	.16%	$33,850	.16%	$30,270	.19%
Savings/MMDA	$109,302	.30%	$102,654	.38%	$96,405	.74%
Time	$45,606	1.27%	$51,842	1.79%	$66,350	3.01%
Total	$239,533		$232,455		$232,008

The following table indicates the amount of the Bank’s certificates of deposits with balances equal to or greater than $100,000 classified by time remaining until maturity as of December 31, 2004.

Maturity Period	Certificates of Deposit
(In Thousands)
3 months or less	$5,113
3 months through 6 months	3,157
6 months through 12 months	7,151
Over 12 months	1,046
TOTAL	$16,467

The following table is a summary of securities sold under repurchase agreement (REPO) for each of the last three years.

	(Dollars in Thousands)
	2004	2003	2002
Securities sold under agreement to repurchase:
Average interest rate
At year end	1.7%	1.2%	1.8%
For the year	1.4%	1.6%	1.9%
Average amount outstanding during the year	$49,005	$44,532	$28,398
Maximum amount outstanding at any month end	$55,446	$50,907	$48,059
Amount outstanding at year end	$55,446	$50,907	$48,059

Contractual Obligations

The following table sets forth the Company’s contractual obligations as December 31, 2004.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating Leases (1-7)	$1,877	$141	$242	$169	$1,325

Certificates of Deposit	$40,772	$35,703	$4,240	$829	—
Short-term Borrowings	$55,446	$55,446	—	—	—

Operating Leases

(1)	Mennonite Home, satellite office of the East Albany Branch. This limited facility is open to the large retirement/assisted living center for two hours Monday through Friday. Lease renewed on February 29, 2003 for $396 per month. Lease is renewable every three years.

(2)	Circle Branch building lease commenced August 16, 1994 and expires January 31, 2020. Current monthly lease is $2,928. Lease agreement has annual rent adjusted based on the United States Bureau of Labor Statistics Consumer Price Index.

(3)	West Albany Branch land lease dated May 29, 1998 for a term of fifty years. On each fifth annual anniversary date of the lease, rent is adjusted based on any increase in the Consumer Price Index. At no time will the rent decrease from the initial stated rent of $1,850 per month.

(4)	Harrisburg Branch building lease commenced May 4, 2001 for a five-year term with the option to renew for two five-year terms. Monthly rent expense for the first two years is $846, year three $896, year four $945, and year five $995.

(5)	Springfield Branch building lease dated June 1, 2003 for a term of three years with the option to renew for two additional terms of three years each. Monthly lease totals $3,636 per month. On June 1, 2005, the rent increases to $3,730 per month.

(6)	Bankcard Department building lease, dated September 1, 2003, expires August 31, 2005 with no renewal provision. Monthly lease is $1,950.

(7)	Building leased for storage purposes. Lease commenced on February 1, 2004 and expires on July 31, 2010 with an option to renew for two additional terms of five years. Rent is $600 per month until July 31, 2005 after which the rent will be $1,500 per month and increase annually based upon the Consumer Price Index.

Capital Resources. The Company is subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines that involve quantitative measures of the Company’s assets, and certain off-balance-sheet items as calculated under regulatory accounting practices, the Company’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As of December 31, 2004, the most recent notification from the Bank’s regulator, categorized the Bank as well-capitalized under the applicable regulations. To be categorized as “well capitalized”, the Company must maintain at least 10% total risk based capital, 6% Tier 1 risk based capital and 5% Tier 1 leverage capital. There are no conditions or events since that notification that management believes have changed its category rating.

Shareholders’ equity increased to $38.4 million at December 31, 2004, from $35.6 million in 2003 and $32.3 million in 2002. The increase reflects net income of $4.4 million, other comprehensive income of ($.4) million, $.958 million from the dividend reinvestment plan, $.05 million in stock options exercised, and ($.004) in stock grants. These increases were primarily offset by a cash dividend declared of $2.1 million. The Company’s average shareholders’ equity, as a percentage of average assets, was 11.8% for the year ended December 31, 2004, 11.3% for the year ended December 31, 2003, and 10.7% for the year ended December 31, 2002.

As interest rates change, the value of the Bank’s “available for sale” investment portfolio, which is reported at fair value, may be positively or negatively impacted and therefore may cause an increase or a reduction in reported shareholders’ equity. Equity grew at 8.0% over the period between December 31, 2003 and December 31, 2004, while assets grew by 2.6% over the same period.

At December 31, 2004, the Company had no material commitments for capital expenditures that would negatively impact the Company’s capital position.

The following table indicates the Company’s capital adequacy position at December 31, 2004 and at December 31, 2003 and compares those positions to capital adequacy requirements.

					To be Well Capitalized
					Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2004
Tier 1 capital (to average assets):
Consolidated	$38,745	11.58%	$13,382	4.00%	N/A	N/A
Bank	38,650	11.69	13,220	4.00	$16,525	5.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	38,745	15.29	10,138	4.00	N/A	N/A
Bank	38,650	15.25	10,138	4.00	15,207	6.00
Total capital (to risk-weighted assets):
Consolidated	41,535	16.39	20,276	8.00	N/A	N/A
Bank	41,440	16.35	20,276	8.00	25,345	10.00

December 31, 2003
Tier 1 capital (to average assets):
Consolidated	$35,470	10.81%	$13,132	4.00%	N/A	N/A
Bank	35,421	10.79	13,132	4.00	$16,416	5.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	35,470	15.64	9,070	4.00	N/A	N/A
Bank	35,421	15.62	9,070	4.00	13,606	6.00
Total capital (to risk-weighted assets):
Consolidated	38,235	16.86	18,141	8.00	N/A	N/A
Bank	38,186	16.84	18,141	8.00	22,676	10.00

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

At December 31, 2004, the Company’s portfolio totaled $80.9 million, primarily consisting of $70.9 million in U.S. agency securities available for sale and $10.0 million in state and municipal bonds held to maturity. The investment portfolio decreased $11.2 million from 2003, as the company funded loan growth with called and matured investments. The composition of the portfolio at each respective date is presented in the following tables.

	At December 31,
	2004		2003		2002
	Carrying	Percent of	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total	Value	Total
	(Dollars in thousands)
Held-to-Maturity:

State and municipal securities	$9,956	12.31%	$11,931	12.96%	$11,037	12.95%

Available-for-Sale:

U.S. Government and agency securities	$70,947	87.69%	$80,154	87.04%	$67,088	78.73%
U.S. Treasury securities	$—	—	$—	—	$7,090	8.32%

Total Portfolio	$80,903	100%	$92,085	100%	$85,215	100%

The following table sets forth the maturities and weighted average yields of the investment securities in the Company’s investment portfolio at December 31, 2004. The average yield shown for obligations of states and political subdivisions is not calculated on a tax-equivalent basis.

	Less Than		One to		Five to		Over
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield*
	(Dollars in thousands)
Held-to-Maturity:

State and municipal securities	$2,103	3.19%	$5,637	3.99%	$2,216	4.55%	—	—

Available-for-Sale:

U.S. Government and agency securities	$27,278	1.85%	$43,669	1.99%	—	—	—	—

Total Portfolio	$29,381	2.08%	$49,306	2.77%	$2,216	4.55%	—	—

*	Yield information is computed using the effective yield on the security and does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

Lending and Credit Management. Interest on loans is the primary source of income for the Company. Net loans represented 63.0% of total assets as of December 31, 2004 as compared to 56.7% at December 31, 2003. The Bank’s goal is to serve the credit needs of the communities in which its offices are located. The primary focus for lending is small-to-medium sized businesses, professionals, and individuals. The Bank offers a broad base of loan products. Substantially all of the Bank’s loans are to customers located within the Bank’s service areas.

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

At December 31, the following table sets forth the composition of the Bank’s Loan Portfolio by type of loan as of the dates indicated.

	2004		2003		2002		2001		2000
Type of Loan	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$21,141	9.87%	$21,765	11.56%	$21,377	11.79%	$22,589	12.99%	$29,088	18.07%
Agriculture	19,508	9.11%	17,013	9.04%	16,196	8.93%	14,727	8.47%	14,816	9.20%
Real Estate
Construction	8,200	3.83%	6,586	3.50%	15,474	8.53%	17,885	10.28%	8,651	5.37%
1-4 Family	22,916	10.70%	26,292	13.97%	30,430	16.78%	29,667	17.05%	30,202	18.76%
Multi-family	22,791	10.64%	10,398	5.52%	7,236	3.99%	10,373	5.96%	6,959	4.32%
Commercial	102,623	47.91%	93,594	49.72%	82,202	45.33%	69,500	39.95%	63,472	39.43%
Farmland	13,449	6.28%	9,068	4.82%	4,552	2.51%	5,151	2.96%	3,074	1.91%
Consumer Loans	3,552	1.66%	3,523	1.87%	3,882	2.14%	4,061	2.33%	4,710	2.93%

	214,180	100.00%	188,239	100.00%	181,349	100.00%	173,953	100.00%	160,972	100.00%

Less Deferred fees	(439)		(421)		(470)		(611)		(542)

Less Allowance	(2,790)		(2,765)		(2,546)		(2,146)		(1,510)

	$210,951		$185,053		$178,333		$171,196		$158,920

Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans deemed to be uncollectible, or when the principal or interest payment becomes 90 days past due, unless the loan is well-secured and in the process of collection. At December 31, 2004 the Bank had no loans that were 90 days or more past due and still accruing interest.

     The following table shows the contractual maturity of the Bank’s gross loans at December 31, 2004. Loans having no stated schedule of repayments and no stated maturity, demand loans, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, deferred loan fees and discounts, and allowance for losses on loans. The table does not reflect any estimate of prepayments, which significantly shorten the average life of all loans and may cause the Bank’s actual repayment experience to differ from that shown below.

		After 1 year,	After 5 years,
		but before	but before
	Within 1 year	5 years	10 years	After 10 years	Total
(In Thousands)
Commercial	$10,423	$9,519	$1,199	$—	$21,141
Agriculture	15,090	3,904	277	237	19,508
Real Estate					—
Construction	4,196	1,597	—	—	5,793
1-4 Family	2,668	3,128	3,667	13,498	22,961
Multi-family	150	5,501	8,294	8,846	22,791
Commercial	8,647	7,745	26,108	62,485	104,985
Farmland	2,597	3,674	1,434	5,744	13,449
Consumer Loans	864	2,427	223	38	3,552

TOTAL	$44,635	$37,495	$41,202	$90,848	$214,180

The following table sets forth the dollar amount of all loans due one year or more after December 31, 2004, which have fixed interest rates and have floating or adjustable interest rates.

		Floating or
	Fixed Rates	Adjustable Rates	Total
(In Thousands)
Commercial	$6,928	$3,790	$10,718
Agriculture	2,030	2,388	4,418
Real Estate
Construction	—	1,597	1,597
1-4 Family	9,766	10,527	20,293
Multi-family	9,037	13,604	22,641
Commercial	17,808	78,530	96,338
Farmland	1,578	9,274	10,852
Consumer Loans	603	2,085	2,688

TOTAL	$47,750	$121,795	$169,545

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

Specific allowances are established where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount calculated by the formula method. At December 31, 2004, the Bank’s allowance for credit losses was $2.8 million, or 1.31% of total loans, and 44% of total non-performing assets, compared with an allowance for credit losses at December 31, 2003 of $2.8 million, or 1.47 % of total loans, and 104% of non-performing assets. It is the opinion of management that the allowance for credit losses at December 31, 2004 of $2.8 million is adequate.

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

During the Bank’s regular loan review procedures, a loan is considered to be impaired when it is probable that it will be unable to collect all amounts due according to contractual terms of the loan agreement. A loan is usually not considered to be impaired during a period of minimal delay. Such period is generally defined as less than 90 days past due. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair market value of collateral if the collateral is dependent. Impaired loans are currently measured at lower of cost or fair value. Impaired loans are charged to the allowance when management believes, following collection efforts and collateral position, that the borrower’s financial condition is such that collection of principal is not probable. Management continues to pursue collection after a loan is charged off until all possibilities for collection have been exhausted. Impaired loans totaled $6,190,000, $2,350,000, and $1,080,000 at December 31, 2004, 2003 and 2002, respectively. (See Note 4 to the consolidated financial statements for more information on impaired loans.)

The following table represents the composition of the allowance for credit loss.

	2004		2003		2002		2001		2000
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial	$275	10%	$320	12%	$299	12%	$279	13%	$272	18%
Agriculture	254	9%	250	9%	227	9%	172	8%	136	9%
Real Estate
Construction	108	4%	96	3%	217	9%	215	10%	76	5%
1-4 Family	236	11%	320	12%	325	13%	365	17%	287	19%
Multifamily	297	11%	153	5%	101	4%	85	4%	60	4%
Commercial	1338	48%	1,374	50%	1,158	45%	912	42%	596	39%
Farmland	174	6%	133	5%	64	2%	54	3%	38	3%
Consumer	108	1%	119	4%	155	6%	64	3%	45	3%

	$2,790	100%	$2,765	100%	$2,546	100%	$2,146	100%	$1,510	100%

The following table represents information with respect to non-performing loans and other assets:

	2004	2003	2002	2001	2000
Loans on non-accrual status	$6,190	$2,164	$130	$703	$1,117
Accruing loans past due greater than 90 days	0	12	0	330	2

Total non-performing loans	6,190	2,176	130	1,033	1,119
Foreclosed real estate	0	476	0	0	205
Total non-performing assets	$6,190	$2,652	$130	$1,033	$1,324

Allowance for loan losses	$2,790	$2,765	$2,546	$2,146	$1,510
Allowance for loan losses/non-performing assets	45%	104%	1,958%	208%	114%
Non-performing loans/total loans	2.90%	1.16%	.07%	.60%	.70%
Non-performing assets/total assets	1.85%	.81%	.04%	.37%	.54%

The Company has a policy that places loans on nonaccrual status after they become 90 days past due unless the loan is well secured and in the process of collection. The Company may place loans that are not contractually past due or that are fully collateralized on nonaccrual status as a management tool to actively oversee specific loans. Loans on nonaccrual status at December 31, 2004 were approximately $6.2 million, $2.2 million at December 31, 2003, and $130,000 at December 31, 2002.

Three loans constitute the majority of the approximately $6.2 million in non-accrual status as of December 31, 2004. One loan of approximately $441,000 is an agricultural loan. Management is working with the borrower to have the loan reduced from the sale of other assets and the balance financed out of the Bank. Management deemed it prudent that the loan be on non-accrual status during the work out period. In management’s estimation the collateral value is sufficient to cover the debt. The second loan of approximately $1,147,000 is an agricultural loan that is being restructured into a three-year pay out. Management anticipates the restructured loan will cash flow and will be paid out at the end of the term. The loan has a 90% FSA guarantee. The third loan in the amount of approximately $4,400,000 is real estate secured loan that paid off January 3, 2005.

The Company is not aware of any loans continuing to accrue interest at December 31, 2004 that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. Material credits about which management is aware of any information that would raise serious doubts as to the ability of such borrowers to comply with the loan repayment terms, have been fully reserved in the allowance for credit losses.

Applicable regulations require that each bank review and classify its assets on a regular basis. In addition, in connection with examinations of banks, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the bank is not warranted. When a bank classifies problem assets as either substandard or doubtful, it is required to establish general allowances for credit losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets. When a bank classifies problem assets as loss, it charges off the balance of the asset against the allowance for credit losses. Assets which do not currently expose the bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention. The Bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the State Banking Division which can order the establishment of additional loss allowances.

The aggregate amounts of the Bank’s classified loans (as determined by the Bank), and of the Bank’s allowances for credit losses at the dates indicated, were as follows:

		At December 31,
	2004	2003	2002	2001	2000
		(In thousands)
Loss	$—	$—	$—	$—	$—
Doubtful	$—	$—	$—	$—	$—
Substandard	$2,003	$2,382	$2,133	$1,216	$1,240
Special mention	$6,740	$6,990	$7,161	$3,789	$4,294
Total	$8,743	$9,372	$9,294	$5,005	$5,534

Allowance for credit losses	$2,790	$2,765	$2,546	$2,146	$1,510

The Bank’s classified assets decreased by $629 thousand at December 31, 2004, primarily as a result of a $379 thousand decrease in loans classified as substandard and a $250 thousand decrease in loans classified as special mention.

Special Mention loans are loans that are currently protected, but have the potential to deteriorate to a Substandard rating. The borrower’s financial performance many be inconsistent or below forecast, creating the possibility of liquidity problems and shrinking debt service coverage. The primary source of repayment is still good but there is increasing reliance on collateral or guarantor support. Collectability of the loan is not yet in jeopardy, but there is concern about the timeliness of repayment. Assets in this category are not adversely classified and currently do not expose the Bank to sufficient risk to warrant a substandard classification. One loan in the amount of $4.4 million accounted for 65% of the total outstanding in this category at year end 2004 and this loan was paid off on January 3, 2005.

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

	2004	2003	2002	2001	2000
(In Thousands)
Allowance At Beginning of Period:	$2,765	$2,546	$2,146	$1,510	$1,071
Provision for Credit Losses	142	270	624	733	454
CHARGE-OFFS:
Commercial	39	15	105	41	24
Agriculture	0	0	0	0	0
Real Estate	0	0	0	0	0
Construction	0	0	0	0	0
1-4 Family	0	22	76	31	0
Multi-family	52	0	0	0	0
Commercial	0	0	0	0	52
Farmland	0	0	0	0	0
Other	0	0	0	0	1
Consumer	26	17	56	29	53
Total Charge-Offs:	$117	$54	$237	$101	$78
RECOVERIES:
Commercial	0	1	6	2	63
Agriculture	0	0	0	0	0
Real Estate	0	0	0	0	0
Construction	0	0	0	0	0
1-4 Family	0	0	6	0	0
Multi-family	0	0	0	0	0
Commercial	0	0	0	0	0
Farmland	0	0	0	0	0
Other	0	0	0	0	0
Consumer	0	2	1	2	0
Total Recoveries	$0	$3	$13	$4	$63
Net Recoveries (Charge-Offs)	<117>	<51>	<224>	<97>	<15>
Balance At End Of Period	$2,790	$2,765	$2,546	$2,146	$1,510
Ratio of Net Charge-Offs to Avg. Loans
Outstanding	.06%	.03%	.13%	.06%	.01%

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

The following table sets forth the interest rate sensitivity of the Bank’s assets and liabilities over various contracted repricing periods and maturities as of December 31, 2004. Certain shortcomings are inherent in the traditional gap analysis presented in the table. For instance, although certain assets and liabilities may have similar repricing periods or maturities, historically they have been proven to react in different timings and degree to changes in market interest rates. Additionally, loan repayments and early withdrawals of certificates of deposits could cause the interest sensitivities to vary from those that appear in the table. The following table is based on contracted loan repricing periods and maturities where as previous loan tables in this document are based only on contracted maturities.

		After	After
		90 days	one year
	Within	within	within	After	Over 5
DECEMBER 31, 2004 (In thousands)	90 days	one year	five years	five years	Years	Total
INTEREST EARNING ASSETS
Interest Bearing Deposits	$12,780	—	—	—	—	$12,780
Loans	51,752	10,676	77,276	46,163	25,084	210,951
Investments	1,999	27,383	49,305	2,216	—	80,903

TOTAL INTEREST EARNING ASSETS	$66,531	$38,059	$126,581	$48,379	$25,084	$304,634

INTEREST BEARING LIABILITIES
Demand Deposits	$51,801	—	—	—	—	$51,801
NOW, Savings & Money Market Deposits	142,909	—	—	—	—	142,909
Time Deposits	14,406	21,899	4,467	—	—	40,772
REPO’S	55,446	—	—	—	—	55,446
Other Borrowings	1,713	—	—	—	—	1,713

TOTAL INTEREST BEARING LIABILITIES	$266,275	$21,899	$4,467	$—	$—	$292,641

	$(199,744)	$16,160	$122,114	$48,379	$25,084	$11,993
CUMULATIVE INTEREST RATE SENSITIVITY GAP	$(199,744)	$(183,584)	$(61,470)	$(13,091)	$11,993

CUMMULATIVE GAP AS A PERCENT OF	-65.57%	-60.26%	-20.18%	-4.30%	3.94%
TOTAL EARNING ASSETS

On a straight gap measurement of interest rate sensitivity, the Company is asset sensitive. Using the financial model with historical timings and degree of market rate change effecting the components of the balance sheet, the Company is slightly asset sensitive. The Company will see little effect on its equity in either a rising or declining interest rate environment based on the balance sheet as of December 31, 2004. Management strives to maintain a balanced interest sensitivity position.

The Company sensitivity to gains or losses in future earnings due to hypothetical increases or decreases in the Fed Funds rate as measured by its financial model are as follows.

Net Interest
Change in Interest Rates	Income

- 200 Basis points	$(679)
-100 Basis points	$(340)
+200 Basis points	$33
+100 Basis Points	$15

At December 31, 2004, the Company was slightly asset sensitive, meaning that the Company’s net interest margin (“NIM”) may increase slightly if rates rise and decrease if rates fall. In a rising rate environment, management anticipates that its deposit liability rates will increase at a slower rate due to the company’s mix of deposits, high liquidity, and pricing strategies, which should result in an increase in NIM. For the year ending December 31, 2004, the Company’s cost of funds was .7%.

Factors That May Affect Future Results of Operations. In addition to the other information contained in this report, the following risks may affect the Company. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

1. Growth and Management. Our financial performance and profitability will depend on our ability to manage recent and possible future growth. Although management believes that it has substantially integrated the business and operations of growth, there can be no assurance that unforeseen issues relating to growth will not adversely affect us. In addition, any future acquisitions and/or continued growth may present operating and other problems that could have an adverse effect on our business, financial condition and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced.

2. Changes in Market Interest Rates. Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and decrease during times of falling interest rates. With any further declines in interest rates, our ability to proportionately decrease the rates on our deposit sources may not be possible due to competitive pressures given our current exceptionally low cost of funds. This may result in a larger decrease in our interest rate spread. Although we believe our current level of interest rate sensitivity is reasonable, significant decreases in interest rates may have an adverse effect on our business, financial condition and results of operations. Should interest rates increase in 2004, our interest rate spread could be expected to improve once loans with floors float off their floor and investments are redeployed into higher yielding securities.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors
Citizens Bancorp, Inc.
Corvallis, Oregon

We have audited the accompanying consolidated balance sheets of Citizens Bancorp, Inc. and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Bancorp, Inc. and Subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Tacoma, Washington
January 14, 2005

Consolidated Balance Sheets

(Dollars in Thousands)

Citizens Bancorp and Subsidiary
December 31, 2004 and 2003

	2004	2003
Assets
Cash and due from banks	$13,562	$30,799
Interest bearing deposits at other financial institutions	6,993	2,181
Federal funds sold	5,787	—
Securities available for sale	70,947	80,154
Securities held to maturity (fair value $10,303 and $12,509)	9,956	11,931
Federal Home Loan Bank stock, at cost	625	396

Loans	213,741	187,818
Allowance for credit losses	2,790	2,765
Net loans	210,951	185,053

Premises and equipment	7,604	7,508
Foreclosed real estate	—	476
Accrued interest receivable	1,821	1,884
Cash value of life insurance	4,101	3,937
Other assets	2,241	1,950

Total assets	$334,588	$326,269

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Demand, non-interest bearing	$51,801	$47,308
Savings and interest-bearing demand	142,909	139,486
Time	40,772	48,965
Total deposits	235,482	235,759

Short-term borrowings	57,159	51,715
Accrued interest payable	34	43
Other liabilities	3,512	3,135

Total liabilities	296,187	290,652

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock (no par value); authorized 10,000,000 shares; issued and outstanding: 2004 - 4,620,250 shares; 2003 - 4,554,242 shares	28,163	27,155
Retained earnings	10,612	8,385
Accumulated other comprehensive income (loss)	(374)	77
Total shareholders’ equity	38,401	35,617

Total liabilities and shareholders’ equity	$334,588	$326,269

See notes to consolidated financial statements.

Consolidated Statements of Income

(Dollars in Thousands, Except Per Share Amounts)

Citizens Bancorp and Subsidiary
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Interest and Dividend Income
Loans	$13,142	$13,976	$14,428
Federal funds sold and deposits in banks	117	154	298
Securities:
Taxable	1,665	1,728	2,386
Tax-exempt	417	454	463
Total interest and dividend income	15,341	16,312	17,575

Interest Expense
Deposits	964	1,374	2,770
Short-term borrowings	703	708	552
Total interest expense	1,667	2,082	3,322

Net interest income	13,674	14,230	14,253

Provision for Credit Losses	142	270	624

Net interest income after provision for credit losses	13,532	13,960	13,629

Non-Interest Income
Service charges on deposit accounts	1,707	1,712	1,623
Gains on sales of securities available for sale, net	24	177	100
Earnings on life insurance policies	164	168	217
BankCard income	1,719	1,489	1,395
Mortgage department income	89	230	132
Gain on sale of assets	291	0	0
Other	434	337	306
Total non-interest income	4,428	4,113	3,773

Non-Interest Expense
Salaries and employee benefits	6,435	5,751	5,500
Occupancy	854	811	739
Furniture and equipment	609	645	694
BankCard expense	1,378	1,155	1,034
Other	1,923	1,841	1,826
Total non-interest expense	11,199	10,203	9,793

Income before income taxes	6,761	7,870	7,609

Income Taxes	2,409	2,858	2,751

Net income	$4,352	$5,012	$4,858

Earnings Per Share
Basic	$.94	$1.10	$1.07
Diluted	.94	1.09	1.07

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(Dollars in Thousands)

Citizens Bancorp and Subsidiary
Years Ended December 31, 2004, 2003 and 2002

				Accumulated
	Shares of			Other
	Common	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (loss)	Total
Balance at December 31, 2001	4,105,308	$19,785	$9,478	$261	$29,524

Comprehensive income:
Net income	—	—	4,858	—	4,858
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	112	112
Comprehensive income					4,970

Cash dividend reinvestment ($10.47 per share)	61,589	645	—	—	645
Cash dividends declared ($.41 per share)	—	—	(1,838)	—	(1,838)
Stock repurchased	(82,811)	(972)	—	—	(972)
Options exercised	124	1	—	—	1

Balance at December 31, 2002	4,084,210	19,459	12,498	373	32,330

Comprehensive income:
Net income	—	—	5,012	—	5,012
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	(296)	(296)
Comprehensive income					4,716

Cash dividend reinvestment ($12.18 per share)	66,065	804	—	—	804
Cash dividends declared ($.46 per share)	—	—	(2,095)	—	(2,095)
Stock repurchased	(12,536)	(173)	—	—	(173)
Options exercised	2,981	35	—	—	35
10% stock dividend	413,522	7,030	(7,030)	—	—

Balance at December 31, 2003	4,554,242	27,155	8,385	77	35,617

(continued)

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(concluded) (Dollars in Thousands)

Citizens Bancorp and Subsidiary
Years Ended December 31, 2004, 2003 and 2002

				Accumulated
	Shares of			Other
	Common	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (loss)	Total
Balance at December 31, 2003	4,554,242	$27,155	$8,385	$77	$35,617

Comprehensive income:
Net income	—	—	4,352	—	4,352
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	(451)	(451)
Comprehensive income					3,901

Cash dividend reinvestment ($15.52 per share)	61,727	958	—	—	958
Cash dividends declared ($.46 per share)	—	—	(2,125)	—	(2,125)
Options exercised	4,091	46	—	—	46
Stock grants 190	4	—	—	4

Balance at December 31, 2004	4,620,250	$28,163	$10,612	$(374)	$38,401

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

Citizens Bancorp and Subsidiary
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash Flows from Operating Activities
Net income	$4,352	$5,012	$4,858
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	142	270	624
Depreciation and amortization	514	508	575
Deferred income tax benefit	100	(95)	(225)
Gains on sales of securities available for sale	(24)	(177)	(100)
Gains on sales of foreclosed real estate	50	—	—
Gain on sale of branch	(291)	—	—
Earnings on life insurance policies	(164)	(168)	(217)
Stock dividends received	(16)	(23)	(54)
Net amortization of bond premium and discount	486	593	310
(Increase) decrease in interest receivable	63	472	(269)
Decrease in interest payable	(9)	(51)	(115)
Other - net	301	293	(272)
Net cash provided by operating activities	5,504	6,634	5,115

Cash Flows from Investing Activities
Net increase in federal funds sold	(5,787)	—	—
Net (increase) decrease in interest bearing deposits in banks	(4,812)	14,653	(5,117)
Activity in securities available for sale:
Sales	30,846	9,193	8,120
Maturities, prepayments and calls	46,900	76,300	40,475
Purchases	(69,735)	(92,378)	(65,881)
Activity in securities held to maturity:
Maturities, prepayments and calls	2,420	1,734	630
Purchases	(452)	(2,621)	(1,602)
Purchase of Federal Home Loan Bank stock	(212)	—	—
Redemption of Federal Home Loan Bank stock	—	—	527
Increase in loans made to customers, net of principal collections	(25,634)	(7,417)	(7,620)
Purchases of premises and equipment	(667)	(2,030)	(1,024)
Proceeds from sales of premises and equipment	6	—	—
Net cash used in investing activities	(27,127)	(2,566)	(31,492)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	33	8,396	(4,458)
Net increase in short-term borrowings	5,444	1,785	35,350
Exercise of stock options	46	35	1
Cash dividends paid	(1,137)	(1,034)	(876)
Repurchase of common stock	—	(173)	(972)
Net cash provided by financing activities	4,386	9,009	29,045

Net (decrease) increase in cash and due from banks	(17,237)	13,077	2,668

Cash and Due from Banks
Beginning of year	30,799	17,722	15,054

End of year	$13,562	$30,799	$17,722

(continued)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(concluded) (Dollars in Thousands)

Citizens Bancorp and Subsidiary
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Supplemental Disclosures of Cash Flow Information
Interest paid	$1,676	$2,133	$3,437
Income taxes paid	2,385	3,083	2,345

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	$451	$296	$112
Dividend reinvestment	958	804	645
Foreclosed real estate acquired in settlement of loans	—	476	—
Financed sale of foreclosed real estate	394	—	—
Stock grants	4	—	—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2004 and 2003

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Citizens Bancorp (the Company) and its wholly owned subsidiary, Citizens Bank (the Bank). All significant intercompany transactions and balances have been eliminated.

Nature of Operations

The Company is a financial holding company which operates primarily through its subsidiary, the Bank. The Bank operates ten branches located in Benton, Lane, Polk, Yamhill and Linn Counties in western Oregon. The Bank provides loan and deposit services to customers who are predominately small- and medium-sized businesses in western Oregon.

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

Certain prior year amounts have been reclassified, with no change to shareholders’ equity or net income, to conform to the 2004 presentation. All dollar amounts, except per share information, are stated in thousands.

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

Federal Home Loan Bank Stock

The Bank, as a member of the Federal Home Loan Bank of Seattle (the FHLB), is required to maintain capital stock in an amount equal to the greater of 1% of outstanding home loans or 3.5% of advances from the FHLB. The FHLB may change the percent of advances within a range of not less than 2.5% or not greater than 4.5%. The recorded amount of FHLB stock equals its fair value because the shares can only be redeemed by the FHLB at the $100 per share value.

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2004 and 2003

Note 1 — Summary of Significant Accounting Policies (continued)

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

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2004 and 2003

Note 1 — Summary of Significant Accounting Policies (continued)

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation, which is computed on the straight-line method over the estimated useful lives of the assets which range from three to thirty-nine years. Leasehold improvements are amortized over the term of the lease or the estimated useful life of the improvement, whichever is less. Gains or losses on dispositions are reflected in earnings.

Income Taxes

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of assets and liabilities, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. The deferred tax provision represents the difference between the net deferred tax asset/liability at the beginning and end of the year. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2004 and 2003

Note 1 — Summary of Significant Accounting Policies (continued)

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

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2004 and 2003

Note 1 — Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

At December 31, 2004, the Company has an employee stock-based employee compensation plan, which is described more fully in Note 13. The Company accounts for this plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 for the years ended December 31:

	2004	2003	2002
Net income, as reported	$4,352	$5,012	$4,858
Less total stock-based compensation expense determined under fair value method for all qualifying awards	(183)	(134)	(106)

Pro forma net income	$4,169	$4,878	$4,752

Earnings Per Share
Basic:
As reported	$.94	$1.10	$1.07
Pro forma	.90	1.07	1.05
Diluted:
As reported	.94	1.09	1.07
Pro forma	.90	1.07	1.05

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement No. 123(Revised), “Share-Based Payment” (FAS 123(R)). This Statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, or that may be settled by the issuance of those equity instruments. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS123(R) replaces existing requirements under FASB Statement No. 123, Accounting for Stock-Based Compensation, and eliminates the ability to account for share-based compensation transactions using APB Opinion No 25, Accounting for Stock Issued to Employees. For the Company, the Statement is effective for the interim reporting period beginning July 1, 2005. Adoption of the Standard will impact the consolidated financial statements by requiring compensation expense to be recorded for grants after the effective date and the unvested portion of stock options, which have been granted.

On September 30, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 will be superceded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2004 and 2003

Note 1 — Summary of Significant Accounting Policies (concluded)

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Management does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial statements.

Note 2 — Restricted Assets

Federal Reserve Board regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank, based on percentage of deposits. The amounts of such balances for the years ended December 31, 2004 and 2003 were approximately $2,214 and $2,443, respectively.

Note 3 — Securities

Securities have been classified according to management’s intent. The carrying amounts of securities and their approximate fair values were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale

December 31, 2004
U.S. Government and agency securities	$71,560	—	($613)	$70,947

December 31, 2003
U.S. Government and agency securities	$80,028	$215	($89)	$80,154

Securities Held to Maturity

December 31, 2004
State and municipal securities	$9,956	$357	($10)	$10,303

December 31, 2003
State and municipal securities	$11,931	$582	($4)	$12,509

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2004 and 2003

Note 3 — Securities (concluded)

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2004 and 2003 are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2004	Value	Losses	Value	Losses	Value	Losses
Securities held to maturity:
State and municipal securities	$1,404	$10	—	—	$1,404	$10

Securities available for sale:
U.S. Government and agency securities	$70,947	$613	—	—	$70,947	$613

December 31, 2003
Securities held to maturity:
State and municipal securities	$1,003	$4	—	—	$1,003	$4

Securities available for sale:
U.S. Government and agency securities	$18,909	$89	—	—	$18,909	$89

The contractual maturities of securities held to maturity and available for sale at December 31, 2004 are as follows:

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	2,103	2,111	27,488	27,278
Due from one year to five years	5,637	5,833	44,072	43,669
Due from five to ten years	2,216	2,359	—	—

Total	$9,956	$10,303	$71,560	$70,947

Securities carried at approximately $62,253 at December 31, 2004 and $58,197 at December 31, 2003 were pledged to secure public deposits and repurchase agreements, and for other purposes required or permitted by law.

Gross realized gains on sales of securities available for sale were $42, $177 and $100 for the years ended December 31, 2004, 2003 and 2002, respectively. There was a gross loss realized of $18 in 2004 and there were no gross losses realized in 2003 or 2002.

Note 4 — Loans

Loans at December 31 consist of the following:	2004	2003
Agriculture	$21,141	$17,013
Commercial	19,508	21,765
Real estate:
Residential 1-4 family	22,916	26,292
Construction	8,200	6,586
Commercial	102,623	93,594
Farmland	13,449	9,068
Multi-family	22,791	10,398
Consumer	3,552	3,523
	214,180	188,239
Less net deferred loan origination fees	439	421

Total loans	$213,741	$187,818

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2004 and 2003

Note 4 - Loans (concluded)

Changes in the allowance for credit losses for the years ended December 31 are as follows:

	2004	2003	2002
Balance at beginning of year	$2,765	$2,546	$2,146
Provision for credit losses	142	270	624

Charge-offs	(117)	(54)	(237)
Recoveries	—	3	13
Net charge-offs	(117)	(51)	(224)

Balance at end of year	$2,790	$2,765	$2,546

Following is a summary of information pertaining to impaired loans:

	2004	2003	2002
December 31
Impaired loans without a valuation allowance	$4,906	$1,636	$1,008
Impaired loans with a valuation allowance	1,284	714	72

Total impaired loans	$6,190	$2,350	$1,080

Valuation allowance related to impaired loans	$206	$226	$55

Years Ended December 31
Average investment in impaired loans	$3,525	$1,679	$220
Interest income recognized on a cash basis on impaired loans	—	—	—

At December 31, 2004, there were no commitments to lend additional funds to borrowers whose loans had been modified. Loans 90 days and over past due still accruing interest was $12 at December 31, 2003 and there were no loans 90 days and over past due still accruing interest at December 31, 2004 and 2002.

Certain related parties of the Company, principally Company directors, their associates and key officers, were loan customers of the Bank in the ordinary course of business during 2004 and 2003. Total loans outstanding at December 31, 2004 and 2003 to key officers and directors were $4,544 and $4,157, respectively. During 2004, advances totaled $667, and repayments totaled $280 on these loans. All related party loans were current as to principal and interest as of December 31, 2004 and 2003.

Note 5 — Premises and Equipment

The components of premises and equipment at December 31 are as follows:

	2004	2003
Land and buildings	$9,819	$8,879
Furniture and equipment	2,737	3,075
Construction in progress	—	534
	12,556	12,488
Less accumulated depreciation and amortization	4,952	4,980

Total premises and equipment	$7,604	$7,508

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2004 and 2003

Note 5 — Premises and Equipment (concluded)

The Bank leases branch premises under operating leases which expire at various dates through January 31, 2020. Rental expense for leased premises was $205, $202 and $160 for 2004, 2003 and 2002, respectively, which is included in occupancy expense.

Minimum net rental commitments under noncancellable leases having an original or remaining term of more than one year for future years ending December 31 are as follows:

2005	$141
2006	125
2007	117
2008	91
2009	78
Thereafter	1,325

Total minimum payments required	$1,877

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

Note 6 — Deposits

The composition of deposits at December 31 is as follows:

	2004	2003
Demand deposits, non-interest bearing	$51,801	$47,308
NOW and money market accounts	129,452	126,680
Savings deposits	13,457	12,806
Time certificates, $100,000 or more	16,467	17,919
Other time certificates	24,305	31,046

Total	$235,482	$235,759

Scheduled maturities of certificates of deposit for future years ending December 31 are as follows:

2005	$35,703
2006	3,427
2007	813
2008	719
2009	110

$40,772

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2004 and 2003

Note 7 — Short-Term Borrowings

Securities sold under agreements to repurchase, federal funds purchased, and treasury tax and loan deposits represent short-term borrowings with maturities which do not exceed 90 days. The following is a summary of such short-term borrowings for the years ended December 31:

	2004	2003	2002
Average balance during the year	$50,284	$45,510	$29,430
Average interest rate during the year	1.40%	1.60%	1.90%
Maximum month-end balance during the year	$57,159	$51,715	$49,930
Balance at December 31:
Securities sold under agreements to repurchase	$55,446	$50,907	$48,059
Other	$1,713	$808	$1,871
Weighted average interest rate at December 31	2.16%	.89%	1.90%

Note 8 — Employee Benefits

The Bank’s 401(k) profit sharing plan covers substantially all employees who have completed one year or more of service. Contributions to the 401(k) plan consist of employer contributions (up to a maximum of 15% of employee salaries), which are at the discretion of the Board of Directors. Total contributions by the Bank to this plan in 2004, 2003, and 2002 were $385, $345, and $360, respectively.

The Company has a discretionary bonus plan for all employees. The amount of the bonus paid is determined at the end of the year by the Board of Directors. The Company paid bonuses of $302, $275 and $265 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 9 — Income Taxes

Income tax expense is comprised of the following for the years ended December 31:

	2004	2003	2002
Current:
Federal	1,860	$2,426	$2,480
State	449	527	496
Deferred tax expense (benefit)	100	(95)	(225)

Total income tax expense	$2,409	$2,858	$2,751

(continued)

s to Consolidated Financial Statements

Note

Citizens Bancorp and Subsidiary
December 31, 2004 and 2003

Note 9 — Income Taxes (concluded)

The following is a reconciliation between the statutory and the effective federal income tax rates for the years ended December 31:

	2004		2003		2002
		Percent		Percent		Percent
		of Pre-tax		of Pre-tax		of Pre-tax
	Amount	Income	Amount	Income	Amount	Income
Income tax at statutory rates	$2,366	35.0%	$2,754	35.0%	$2,663	35.0%
Increase (decrease) resulting from:
Tax-exempt income	(161)	(2.3)	(154)	(2.0)	(154)	(2.0)
State income taxes, net of federal income tax effect	299	4.4	343	4.4	322	4.2
Earnings on life insurance policies	(56)	(.8)	(59)	(.7)	(74)	(1.0)
Other	(39)	(.5)	(26)	(.4)	(6)	—

Total income tax expense	$2,409	35.8%	$2,858	36.3%	$2,751	36.2%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are:

	2004	2003	2002
Deferred Tax Assets
Allowance for credit losses	$1,008	$1,023	$938
Deferred compensation	188	129	75
Other	147	89	—
Unrealized loss on securities available for sale	240	—	—
Total deferred tax assets	1,583	1,241	1,013

Deferred Tax Liabilities
Accumulated depreciation	(180)	(161)	(39)
Deferred income	(200)	(77)	(66)
Unrealized gain on securities available for sale	—	(49)	(239)
Other	(60)	—	—
Total deferred tax liabilities	(440)	(287)	(344)

Net deferred tax assets	$1,143	$954	$669

Net deferred tax assets and income tax receivables are included in other assets on the consolidated balance sheets.

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

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2004 and 2003

Note 10 – Commitments and Contingencies (concluded)

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

	2004	2003
Commitments to extend credit:
Real estate secured	$9,033	$8,655
Other	35,461	29,080

Total commitments to extend credit	$44,494	$37,735

Standby letters of credit	$2,214	$2,227

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

The Bank has a credit facility with the Federal Home Loan Bank of Seattle (FHLB) totaling 15% of assets. There were no borrowings outstanding at December 31, 2004 or 2003.

The Bank has agreements with commercial banks for lines of credit totaling $7,500, none of which were used at December 31, 2004 and 2003.

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

Note 11 — Significant Concentrations of Credit Risk

Most of the Bank’s business activity is with customers located in the state of Oregon. Investments in state and municipal securities involve governmental entities primarily within the state. Loans are generally limited, by state banking regulations, to 15% of the Bank’s shareholder’s equity, excluding accumulated other comprehensive income (loss), for loans not fully secured by a first lien on real estate, and 25% for loans fully secured by a first lien on real estate.

Note 12 — Cash Dividend Reinvestment Plan

In July 1997, the Company instituted a dividend reinvestment plan which allows for 50% or 100% of the cash dividends to be reinvested in shares of Company common stock based upon shareholder election. Under the plan, 1,732,500 shares are authorized for dividend reinvestment, of which 370,033 shares have been issued through December 31, 2004.

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2004 and 2003

Note 13 — Stock Based Compensation

Employee Stock Option Plan

Under the Company’s qualified incentive stock option plan, the Company may grant incentive options for up to 4% of issued and outstanding shares of its common stock to certain key employees (as of December 31, 2004, 1,536 shares remain available for grant). The exercise price of each option equals the fair market value of the Company’s stock on the date of grant, and an option’s maximum term is ten years. All options granted vest over a four-year period at 25% per year.

The fair value of each option grant is estimated on the date of grant, based on the Black-Scholes option pricing model and using the following weighted-average assumptions:

	2004	2003	2002
Dividend yield	2.66%	2.55%	3.00%
Expected life	10 years	10 years	10 years
Risk-free interest rate	4.17%	4.21%	4.13%
Expected volatility	24%	24%	24%

The weighted average fair value of options granted during 2004, 2003 and 2002 was $4.60, $4.95 and $3.73, respectively.

A summary of the status of the Company’s stock option plan as of December 31, 2004, 2003 and 2002, and changes during the years ending on those dates, is presented below:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	161,299	$13.43	124,824	$11.77	90,200	$11.96
Granted	23,007	17.00	42,875	17.95	39,738	11.36
Forfeited	(7,674)	14.12	(3,245)	11.73	(4,978)	11.97
Exercised	(4,091)	11.31	(3,155)	11.06	(136)	10.45

Outstanding at end of year	172,541	$14.11	161,299	$13.43	124,824	$11.77

Options exercisable at year-end	92,267	$12.43	62,930	$11.72	36,775	$11.64

The following summarizes information about stock options outstanding and exercisable at December 31, 2004:

		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$10.45 - $12.22	70,539	6.48	$11.17	56,652	$11.12
$13.18	38,720	7.13	13.18	26,647	13.18
$16.70 - $18.50	63,282	9.29	17.95	8,968	18.50
	172,541			92,267

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2004 and 2003

Note 13 — Stock Based Compensation (concluded)

Stock Bonus Plan

Under the Company’s Stock Bonus Plan, the Company may grant shares up to one percent (1%) of Company’s issued and outstanding shares of common stock. Shares issuable under the Stock Bonus Plan is 45,542 shares. As of December 31, 2004, 190 shares have been issued under this plan.

Note 14 — Supplemental Executive Retirement Plan

In October 2001, the Company adopted a Supplemental Executive Retirement Plan (SERP) covering certain management personnel. The post-retirement benefit provided by the SERP is designed to supplement a participating officer’s retirement benefits from social security, in order to provide the officer with a fixed annual amount at retirement age. Compensation expense related to this plan totaled $247, $116 and $101 in 2004, 2003 and 2002, respectively.

Benefits to employees may be funded by life insurance policies, which had a cash surrender value of $4,101 and $3,937 at December 31, 2004 and 2003, respectively. Liabilities to employees, which will be accrued over their expected time to retirement, were $487 and $240 at December 31, 2004 and 2003, respectively.

Note 15 — Stock Purchase Plan

In July 2001, the Company initiated a stock repurchase plan for the purchase of 209,475 shares of its common stock. As of December 31, 2004, 179,538 shares had been repurchased. The plan will remain in place until all the authorized shares have been repurchased.

Note 16 — Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines on the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2004, that the Company and the Bank meet all capital requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Bank’s regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2004 and 2003

Note 16 — Regulatory Matters (concluded)

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table:

					To be Well Capitalized
					Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2004
Tier 1 capital (to average assets):
Consolidated	$38,745	11.58%	$13,382	4.00%	N/A	N/A
Bank	38,650	11.69	13,220	4.00	$16,525	5.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	38,745	15.29	10,138	4.00	N/A	N/A
Bank	38,650	15.25	10,138	4.00	15,207	6.00
Total capital (to risk-weighted assets):
Consolidated	41,535	16.39	20,276	8.00	N/A	N/A
Bank	41,440	16.35	20,276	8.00	25,345	10.00

December 31, 2003
Tier 1 capital (to average assets):
Consolidated	$35,470	10.81%	$13,132	4.00%	N/A	N/A
Bank	35,421	10.79	13,132	4.00	$16,416	5.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	35,470	15.64	9,070	4.00	N/A	N/A
Bank	35,421	15.62	9,070	4.00	13,606	6.00
Total capital (to risk-weighted assets):
Consolidated	38,235	16.86	18,141	8.00	N/A	N/A
Bank	38,186	16.84	18,141	8.00	22,676	10.00

Restrictions on Retained Earnings

At December 31, 2004, there were no restrictions on the Company’s or the Bank’s retained earnings regarding payment of dividends.

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2004 and 2003

Note 17 — Condensed Financial Information — Parent Company Only

Condensed Balance Sheets — December 31

	2004	2003
Assets
Cash	$2,289	$2,144
Investment in Bank	38,237	35,568

Total assets	$40,526	$37,712

Liabilities and Shareholders’ Equity

Liabilities
Dividends payable	$2,125	$2,095

Shareholders’ Equity	38,401	35,617

Total liabilities and shareholders’ equity	$40,526	$37,712

Condensed Statements of Income — Years Ended December 31

	2004	2003	2002
Income
Dividend income from Bank	$2,329	$2,145	$2,742

Expenses
Amortization and other expense	143	112	100

Income before income tax benefit	2,186	2,033	2,642

Income Tax Benefit	54	43	34

Income before equity in undistributed
income of subsidiary	2,240	2,076	2,676

Equity in Undistributed Income of Subsidiary	2,112	2,936	2,182

Net income	$4,352	$5,012	$4,858

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2004 and 2003

Note 17 — Condensed Financial Information — Parent Company Only (concluded)

Condensed Statements of Cash Flows — Years Ended December 31

	2004	2003	2002
Cash Flows from Operating Activities
Net income	$4,352	$5,012	$4,858
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(2,112)	(2,936)	(2,182)
Other — net	4	56	33
Net cash provided by operating activities	2,244	2,132	2,709

Cash Flows from Investing Activities
Investment in Bank	(1,008)	(666)	(645)

Cash Flows from Financing Activities
Cash dividends paid	(1,137)	(1,034)	(876)
Exercise of stock options	46	35	1
Repurchase of common stock	—	(173)	(972)
Net cash used in financing activities	(1,091)	(1,172)	(1,847)

Net increase in cash	145	294	217

Cash
Beginning of year	2,144	1,850	1,633

End of year	$2,289	$2,144	$1,850

Note 18 — Stock Dividend

In July 2003, the Board of Directors declared a 10% stock dividend, and 413,522 shares of common stock were issued. Earnings and dividends per share and stock option information for the prior periods and share information under the dividend reinvestment plan have been adjusted to reflect the effect of this stock dividend.

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2004 and 2003

Note 19 — Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments at December 31 were as follows:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks, interest bearing deposits with banks	$20,555	$20,555	$32,980	$32,980
Federal funds sold	5,787	5,787	—	—
Securities available for sale	70,947	70,947	80,154	80,154
Securities held to maturity	9,956	10,303	11,931	12,509
Federal Home Loan Bank stock	625	625	396	396
Loans receivable, net	210,951	213,879	185,053	185,373
Accrued interest receivable	4,101	4,101	1,884	1,884

Financial Liabilities
Deposits	$235,482	$234,084	$235,759	$235,869
Short-term borrowings	57,159	57,159	51,715	51,715
Accrued interest payable	34	34	43	43

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

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2004 and 2003

Note 20 — Comprehensive Income

Net unrealized gains and losses are as follows for the years ended December 31:

	Before-Tax	Tax	Net-of-Tax
	Amount	Expense	Amount
2004
Unrealized holding losses arising during the year	($715)	$279	($436)
Less reclassification adjustments for net gains realized in net income	(24)	9	(15)

Net unrealized losses	($739)	$288	($451)

2003
Unrealized holding losses arising during the year	($309)	$120	($189)
Less reclassification adjustments for gains realized in net income	(177)	70	(107)

Net unrealized losses	($486)	$190	($296)

2002
Unrealized holding gains arising during the year	$284	$109	$175
Less reclassification adjustments for gains realized in net income	(100)	(37)	(63)

Net unrealized gains	$184	$72	$112

Note 21 — Earnings Per Share Disclosures

Following is information regarding the calculation of basic and diluted earnings per share for the years indicated.

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2004
Basic earnings per share:
Net income	$4,352	4,616,799	$0.94
Effect of dilutive securities:
Options	—	36,034	—
Diluted earnings per share:
Net income	$4,352	4,652,833	$0.94

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2004 and 2003

Note 21 — Earnings Per Share Disclosures (concluded)

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2003
Basic earnings per share:
Net income	$5,012	4,556,474	$1.10
Effect of dilutive securities:
Options	—	25,690	(.01)
Diluted earnings per share:
Net income	$5,012	4,582,164	$1.09

Year Ended December 31, 2002
Basic earnings per share:
Net income	$4,858	4,521,649	$1.07
Effect of dilutive securities:
Options	—	2,003	—
Diluted earnings per share:
Net income	$4,858	4,523,652	$1.07

Note 22 — Quarterly Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2004
Interest income	$3,705	$3,822	$3,917	$3,887
Interest expense	(395)	(373)	(405)	(494)
Net interest income	3,310	3,459	3,512	3,393

Provision for credit losses	(44)	(33)	(32)	(33)

Noninterest income	1,026	1,076	1,359	967
Noninterest expenses	(2,745)	(2,741)	(2,789)	(2,924)

Income before income taxes	1,547	1,761	2,050	1,403

Income taxes	(531)	(659)	(738)	(481)

Net income	$1,016	$1,102	$1,312	$922

Earnings Per Common Share
Basic	$.22	$.24	$.28	$.20
Diluted	.22	.24	.28	.20

(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2004 and 2003

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE REGISTRANT

The information required by this item is included in the Company’s Proxy Statement and is incorporated herein by this reference.

Code of Ethics

The Company has adopted a code of ethics for all directors and executive officers including the Company’s president and chief executive officer, and the chief financial officer. The Code of Ethics Policy is available on Citizens Bank’s website at www.citizensEbank.com. Shareholders may request a free copy of the Code of Ethics Policy from:

Citizens Bancorp
Attention: Shareholder Relations
PO Box 30
Corvallis, OR 97339
(541) 752-5161

ITEM 11. EXECUTIVE COMPENSATION AND REPORT OF COMMITTEES

Information concerning executive and director compensation required by this item is set forth under the headings “Executive Compensation”, “Management”, and “Election of Directors – Compensation of Directors” in the Proxy Statement and is incorporated into this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED SHAREHOLDER MATTERS

The information required by this item is included in the Company’s Proxy Statement and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included in the Company’s Proxy Statement and is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information contained under the section captioned “Independent Auditors” is included in the Company’s Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)    Financial Statements

The financial statements and related documents listed in the Index set forth in Item 8 of this report are filed as part of this report.

(a)(2)    Financial Statement Schedules

All other schedules to the financial statements required by Regulation S-X are omitted because they are not applicable, not material, or because the information is included in the consolidated financial statements or related notes.

(a)(3)    Exhibit Index

Exhibits
3.1	Articles of Incorporation. The Company’s Articles of Incorporation is attached hereto as Exhibit 3(1).

3.2	Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s 2002 10-K.

10.1	Incentive Stock Option Plan.

10.2	Stock Bonus Plan.

21	List of Subsidiaries.

23	Consent of McGladrey & Pullen LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 15th day of March, 2005.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March 2005.

PRINCIPAL EXECUTIVE OFFICER:

/s/ William V. Humphreys

William V. Humphreys

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ Lark E. Wysham

Lark E. Wysham

     DIRECTORS:

/s/ Jock Gibson	/s/ William V. Humphreys

Jock Gibson	William V. Humphreys

/s/ Rosetta C. Venell	/s/ James E. Richards

Rosetta C. Venell	James E. Richards

/s/ Sidney A. Huwaldt	/s/ Scott A. Fewel

Sidney A. Huwaldt	Scott A. Fewel

/s/ Duane L. Sorensen	/s/ Eric C. Thompson

Duane L. Sorensen	Eric C. Thompson