Form 10-Q
period 2005-03-31
CITIZENS BANCORP/OR
filed 2005-05-05
CIK 1048575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ X ☐ NO

Indicate whether the Registrant is an accelerated filer as defined by Exchange Act Rule 12b-2. YES ☐ NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,660,464 shares as of April 30, 2005, no par value.

CITIZENS BANCORP
FORM 10-Q
MARCH 31, 2005
INDEX

PART I FINANCIAL INFORMATION

ITEM 1

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

	March 31, 2005	December 31, 2004
Assets
Cash and due from banks	$12,676	$13,562
Interest bearing deposits in banks	499	6,993
Federal funds sold	—	5,787
Securities available for sale	69,690	70,947
Securities held to maturity	9,959	9,956
Federal Home Loan Bank stock	610	625
Loans, net	222,010	210,951
Premises and equipment	7,384	7,604
Accrued interest receivable	1,999	1,821
Cash surrender value of life insurance	4,139	4,101
Other assets	2,277	2,241

Total assets	$331,243	$334,588

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$48,651	$51,801
Savings and interest bearing demand	147,856	142,909
Time	38,638	40,772
Total deposits	235,145	235,482

Repurchase agreements	51,631	55,446
Other borrowings	2,865	1,713
Accrued interest payable	40	34
Other liabilities	1,379	3,512

Total liabilities	291,060	296,187

Shareholders’ Equity
Common stock (no par value); authorized 10,000,000 shares; Issued and outstanding: 2005 – 4,660,454 shares; 2004 – 4,620,250 shares;	28,805	28,163
Retained earnings	11,940	10,612
Accumulated other comprehensive (loss)	(562)	(374)

Total shareholders’ equity	40,183	38,401

Total liabilities and shareholders’ equity	$331,243	$334,588

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004
Interest Income:
Loans	$3,812	$3,208
Interest bearing deposits	25	21
Securities available for sale	402	366
Securities held to maturity—tax-exempt	94	105
Other interest income	12	5

Total interest income	4,345	3,705

Interest Expense:
Deposits	322	244
Borrowed funds	8	1
Repurchase agreements	258	150

Total interest expense	588	395

Net Interest Income	3,757	3,310

Provision for credit losses	(33)	(44)

Net interest income after provision for credit losses	3,724	3,266

Non-interest Income:
Service charges on deposit accounts	360	435
Gain on sales of investments available for sale	—	25
Merchant bankcard	387	320
Gain on sale of assets	92	—
Other	225	246

Total non-interest income	1,064	1,026

Non-interest Expense:
Salaries and employee benefits	1,615	1,630
Occupancy and equipment	323	334
Merchant bankcard	329	271
Other	493	510

Total non-interest expense	2,760	2,745

Income before income tax expense	2,028	1,547

Income tax expense	700	531

Net income	$1,328	$1,016

Comprehensive Income	$1,140	$1,141

Earnings per share:
Basic	$0.29	$0.22
Diluted	$0.28	$0.22
Weighted average number of common shares outstanding
Basic	4,652,365	4,609,270
Diluted	4,721,842	4,649,993
Return on Average Assets	1.60%	1.26%

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31, 2005 and 2004
	Number of			Accumulated
	Common	Common		Other
	Shares	Stock	Retained	Comprehensive
	Outstanding	Amount	Earnings	Income (Loss)	Total
Balance, at December 31, 2003	4,554,242	$27,155	$8,385	$77	$35,617
COMPREHENSIVE INCOME:
Net Income	—	—	1,016	—	1,016
Other comprehensive income, net of tax:
Unrealized gain on securities	—	—	—	125	125
Comprehensive Income	—	—	—	—	1,141
Issuance of common stock	61,727	958	—	—	958
Stock grants	45	1	—	—	1
Stock options exercised	2,204	22	—	—	22

Balance, at March 31, 2004	4,618,218	$28,136	$9,401	$202	$37,739
Balance, at December 31, 2004	4,620,250	$28,163	$10,612	$(374)	$38,401
COMPREHENSIVE INCOME:
Net Income	—	—	1,328	—	1,328
Other comprehensive income, net of tax:
Unrealized loss on securities	—	—	—	(188)	(188)
Comprehensive Income	—	—	—	—	1,140
Issuance of common stock	31,614	549	—	—	549
Stock grants	35	1	—	—	1
Stock options exercised	8,555	92	—	—	92

Balance, at March 31, 2005	4,660,454	$28,805	$11,940	$(562)	$40,183

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited), (Dollars in thousands)

	Three Months Ended
	March 31,
	2005	2004
Cash Flows from Operating Activities
Net income	$1,328	$1,016
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	33	44
Depreciation and amortization	186	143
Gains on sales of assets and investments available for sale	(92)	(25)
Stock dividends received	—	(5)
(Increase) in accrued interest receivable	(178)	(60)
(Increase) decrease in accrued interest payable	6	(5)
Other	(5)	(59)

Net cash provided by operating activities	1,278	1,049

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	6,494	(13,364)
Net decrease in federal funds sold	5,787	—
Proceeds from maturities of available for sale securities	6,000	13,700
Proceeds from sales of available for sale securities	—	17,791
FHLB stock redeemed	14	—
Purchases of securities available for sale	(5,039)	(28,879)
Purchases of securities held to maturity	—	(101)
(Increase) decrease in loans made to customers, net of principal collections	(11,103)	915
Purchases of premises and equipment	(6)	(427)
Proceeds from sale of premises and equipment	172	—

Net cash provided by (used in) investing activities	2,319	(10,365)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(337)	2,154
Net decrease in repurchase agreements and other borrowings	(2,663)	(1,549)
Payment of dividends, net of dividends reinvested	(1,576)	(1,137)
Stock grants	1	1
Exercised stock options	92	22
Net cash (used in) financing activities	(4,483)	(509)

Net (decrease) in cash and due from banks	(886)	(9,825)
Cash and Due from Banks
Beginning of period	13,562	30,799
End of period	$12,676	$20,974

Supplemental Disclosure of Cash Flow Information
Interest paid	$582	$400
Income taxes paid	90	715
Supplemental Schedule of Non-cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	(188)	125
Issuance of common stock through dividend reinvestment plan	549	958

See accompanying notes

CITIZENS BANCORP
Notes to Consolidated Financial Statements (unaudited)

1.	BASIS OF PRESENTATION

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

The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2004 consolidated financial statements, including notes there to, included in Bancorp’s 2004 Annual Report to shareholders. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 2005.

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

The Board of Directors declared a $.46 per share dividend to Bancorp shareholders of record on November 16, 2004 payable on January 10, 2005. Through the Dividend Reinvestment Plan (DRIP), 31,614 shares were purchased at a price of $17.37 per share.

Basic earnings per share are based on the average number of common shares outstanding, assuming no dilution. Diluted earnings per common share are computed assuming the exercise of stock options.

Dollars in thousands, except for	Net Income		Shares	Per Share
per share amounts	(Numerator)		(Denominator)	Amount
Three months ended March 31, 2005
Basic earnings per share:
Net Income		$1,328	4,652,365	$0.29
Effect of dilutive securities:
Options		—	69,477	0.01
Diluted earnings per share:
Net Income		$1,328	4,721,842	$0.28
Three months ended March 31, 2004
Basic earnings per share:
Net Income		$1,016	4,609,270	$0.22
Effect of dilutive securities:
Options		—	40,723	-0-
Diluted earnings per share:
Net Income		$1,016	4,649,993	$0.22

4.	STOCK-BASED COMPENSATION

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

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004
Net income, as reported	$1,328	$1,016
Less total stock-based compensation expense determined under fair value method for all qualifying awards	(32)	(42)
Pro forma net income	$1,296	$974
Earnings per share:
Basic:
As reported	$0.29	$0.22
Pro forma	$0.28	$0.21
Diluted:
As reported	$0.28	$0.22
Pro forma	$0.27	$0.21

5.	CONTINGENCIES

Unfunded loan commitments totaled $47.9 million as of March 31, 2005 and $44.5 million as of December 31, 2004.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement No. 123(Revised), “Share-Based Payment” (FAS 123®). This Statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, or that may be settled by the issuance of those equity instruments. Statement No. 123® covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS123® replaces existing requirements under FASB Statement No. 123, Accounting for Stock-Based Compensation, and eliminates the ability to account for share-based compensation transactions using APB Opinion No 25, Accounting for Stock Issued to Employees. For the Company, the Statement is effective for the interim reporting period beginning December 15, 2005. Adoption of the Standard will impact the consolidated financial statements by requiring compensation expense to be recorded for grants after the effective date and the unvested portion of stock options, which have been granted.

On September 30, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 will be superseded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that include significant judgments and uncertainties, and could potentially result in materially different results under various assumptions and conditions. Bancorp believes that its most critical accounting policy upon which financial condition depends, and which involves the most complex or subjective decisions or assessments is the Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. Bancorp’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information, national statistics relating to the probability of loss, and the prevailing business environment to assess the adequacy of the allowance for loan losses. In addition, the adequacy of the allowance is reviewed no less than quarterly in conjunction with a concurrent analysis of specific problem credits in the portfolio, both in terms of risk trending and the likelihood of default. The allowance for loan losses may be affected by changing economic conditions and various external factors in ways currently unforeseen. The allowance for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

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

The Bank began offering health savings accounts to customers with high deductible medical plans in August 2004. The Bank has found this deposit product to be mutually beneficial to the customer and to the Bank.

Bancorp reported net income of $1,328,000 for the first three months ended March 31, 2005 or $.29 per common share, compared to net income of $1,016,000 or $.22 per common share for the same period in 2004.

LOAN PORTFOLIO

The composition of the loan portfolio, including loans held for sale, was as follows (in thousands):

	March 31, 2005	December 31, 2004	March 31, 2004
Commercial	$22,154	$21,141	$23,297
Agriculture	22,706	19,508	17,312
Real Estate Construction	6,451	8,200	4,256
1-4 Family	24,788	22,916	25,050
Multi-family	29,029	22,791	10,824
Commercial	101,204	102,623	11,086
Farmland	15,526	13,449	92,446
Consumer Loans	3,296	3,552	3,098

	225,154	214,180	187,369
Less: net deferred loan fees	(432)	(439)	(449)
Total Loans	224,722	213,741	186,920
Less: allowance for credit losses	(2,712)	(2,790)	(2,805)

Net Loans	$222,010	$210,951	$184,115

Transactions in the allowance for credit losses were as follows for the three months ended March 31:

	2005	2004
Balance at beginning of period	$2,790	$2,765
Provision charged to operations	33	44
Loans recovered	0	0
Loans charged off	(111)	(4)

Balance at end of period	$2,712	$2,805

It is the policy of the Bank to place loans on nonaccrual after they become 90 days past due unless the loans are well secured and in the process of collection. The Bank may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status as a management tool to actively oversee specific loans.

Loans on non-accrual status as of March 31, 2005 and December 31, 2004 were approximately $1,654,000 and $6,190,000 respectively. There were no loans past due 90 days or more on which the Bank continued to accrue interest at March 31,

2005 and at December 31, 2004. There were no loans with modified terms as of March 31, 2005. Non-performing assets (defined as loans on non-accrual status and loans past due 90 days or more) are deemed by management to have adequate collateral or have specific reserves set aside to cover potential losses.

Two loans constitute the majority of approximately $1,654,000 in non-accrual loan status as of March 31, 2005. Both loans totaling approximately $1,589,000 are farm loans. One loan is in foreclosure and management believes the collateral is adequate to cover the loan balance. The other loan is being reduced from a sale of property with the balance being restructured into a workout loan. Collateral is adequate to cover the loan and management believes this loan will be paid out at the end of the workout period.

INVESTMENT SECURITIES

The amortized cost and estimated book value of the investment securities held by the Bank, including unrealized gains and losses, at March 31, 2005 and December 31, 2004, are as follows (in thousands):

		Gross Unrealized	Gross Unrealized
March 31, 2005	Amortized Cost	Gains	Losses	Fair Value
Available for Sale
U.S. Government and Agency Securities
Total	$70,541	$0	($851)	$69,690

Held to Maturity
State and Municipal Securities
Total	$9,959	$221	($11)	$10,169

		Gross Unrealized	Gross Unrealized
December 31, 2004	Amortized Cost	Gains	Losses	Fair Value
Available for Sale
U.S. Government and Agency Securities
Total	$71,560	$—	($613)	$70,947

Held to Maturity
U.S. Government and Agency Securities
Total	$9,956	$357	($10)	$10,303

MATERIAL CHANGES IN FINANCIAL CONDITION

Changes in the balance sheet for the three months ended March 31, 2005 include a decrease in total assets, primarily in interest bearing deposits in banks, and a decrease in liabilities primarily in time deposits, repurchase agreements, and other liabilities. The Bank experienced an increase in loans and a slight decrease in deposits.

At March 31, 2005, total assets decreased 1.0% or approximately $3,345,000 as compared to total assets at December 31, 2004. Major components of the change in assets were:

-	$.9 million decrease in cash and due from banks

-	$6.5 million decrease in interest bearing deposits in banks

-	$1.3 million decrease in securities available for sale

-	$11.1 million increase in net loans

Loans were generally made to customers within Bancorp’s market area. The increases in loans were primarily funded by cash, interest bearing deposits, and matured securities. Management believes the economic conditions in its market areas have been slowly improving which, along with continuing market penetration, has contributed to the loan growth as of March 31, 2005 as compared to December 31, 2004. The Bank has a history of minimal loan charge-offs due to its exceptional underwriting policies, standards, and loan review processes. The Bank’s loan officers are actively calling and management anticipates that the loan portfolio will continue to grow in 2005 with high quality loans that are appropriately priced.

The Company experienced a decrease in deposits and repurchase agreements. Other liabilities decreased which was due primarily to the payment of the cash dividend during the three months ended March 31, 2005. Major components of the change in liabilities were:

-	$3.2 million decrease in demand deposits

-	$4.9 million increase in savings and interest bearing deposits

-	$2.1 million decrease in time certificates of deposits

-	$3.8 million decrease in repurchase agreements

-	$2.1 million decrease in other liabilities, due to the payment of the cash dividend to shareholders

Total demand deposits decreased as of March 31, 2005 when compared to December 31, 2004. Management believes this to be within the normal range of the day to day fluctuation in customer demand deposits. Management anticipates deposits to grow in 2005 as it penetrates its market areas through business development.

Repurchase deposits decreased by approximately $3.8 million. The majority of these funds were transferred into money market accounts by one large customer. The increase in savings and interest bearing deposits was a result of this transfer from repurchase accounts and to growth in interest bearing demand balances.

The decrease in time certificates of deposits was a result of management’s decision not to pay above-market rates for time deposits in competition with other financial institutions when liquidity was well within its established asset-liability management guidelines. The decrease in other liabilities is attributable to the payment of the cash dividend.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Bancorp reported net income of approximately $1,328,000 or $.29 per common share, for the three months ended March 31, 2005, compared to net income of approximately $1,016,000 or $.22 per common share, for the same period in 2004. This represents an increase in net income of 30.7%. The increase during this period was largely attributable to an increase in interest income on loans as a result of loan growth.

Total interest income increased approximately $640,000 or 17.3% for the three months ended March 31, 2005 as compared to the same period in 2004. The change for the three-month period was primarily a result of an increase in interest income on loans and security investments available for sale and the recovery of approximately $140,000 in interest from a non-accrual loan that paid off in early January 2005. The increase in loan interest income was mainly attributable to the growth in the loan portfolio as compared to the same period in 2004.

Total interest expense increased approximately $193,000 or 48.9% for the three months ended March 31, 2005 as compared to the same period in 2004. The increase in interest expense on deposits was the result of higher interest rates paid on deposits compared to the same period in 2004. The effect of the increase was greater despite a decreased level of interest bearing deposits. Interest expense on repurchase agreements increased as a result of the higher interest rate paid on those accounts compared to the same period in 2004.

Net interest income for the three months ended March 31, 2005 increased $491,000 or 15.0% from the comparable period in 2004. The increase was mainly the result of the increase in interest income on loans and due to increased loan volumes as compared to the same period in 2004.

Total non-interest income increased approximately $38,000 or 3.7% for the three months ended March 31, 2005 as compared to the same period in 2004. The primary increases resulted from the growth in Bankcard income as a result of volume increases. The decrease in service charges was primarily attributed to the loss of service charge income from the Veneta branch deposit accounts, which were sold in September 2004. The Bank also experienced lower mortgage fee income due to the slow down in the mortgage business as compared to the same period in 2004.

Total non-interest expense increased $15,000 or .6 percent for the three months ended March 31, 2005, as compared to the same period in 2004. Non-interest expense increased as a result of routine adjustments in staff salaries and benefits. The increase in salary and benefit expense was mitigated by the reduction in the number of employees as a result of the Veneta branch sale and an increase in loan origination fees accounted for under FASB91 as a result of the increase in loan volume. Non-interest expense increased in Merchant Bankcard as a result of increases in volume and the number of merchant accounts.

CREDIT LOSS PROVISION

The Bank maintains an allowance for credit losses on loans that occur from time to time as an incidental part of the business of banking. The allowance is increased by provisions charged to earnings and by recoveries on loans previously charged off, and is reduced by loan charge offs.

During the first three months ended March 31, 2005, the Bank funded the allowance for credit losses $33,000 from operations as compared to $44,000 for the same three-month period of 2004. The Bank decreased the provision for credit losses for the three month period in 2005 as compared to the same period in 2004, based on its analysis of delinquencies, loan types, loan classifications, and other factors affecting the loan portfolio at March 31, 2005. The Bank experienced $111,000 in credit losses and no recoveries for the three months ended March 31, 2005 and $4,000 in net losses and no recoveries for the same period ended March 31, 2004. Historically, the Bank’s loan charge-off levels have been very low compared to its peers. Management believes that the allowance for credit losses at March 31, 2005 of $2,712,000 or 1.21% of total loans is adequate.

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

The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first three months of 2005. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income that is adjusted for non-cash items and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of both proceeds from maturities and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Bank’s deposit accounts and repurchase agreements.

Management believes that the Bank’s existing sources of liquidity will enable the Bank to fund its requirements in the normal course of business.

As of March 31, 2005, shareholders’ equity totaled $40,183,000 as compared to $38,401,000 at December 31, 2004, an increase of 4.6%. This increase in equity was primarily due to the Company’s net income.

The total number of shares of Bancorp’s common stock that may be issued upon the exercise of all options granted under the Incentive Stock Option Plan may not exceed in the aggregate four percent (4%) of Bancorp’s issued and outstanding shares of common stock. As of April 30, 2005 the maximum number of shares issuable under the Incentive Stock Option Plan was 181,460 shares. As of April 30, 2005, options for 179,077 shares had been granted, options for 15,938 shares exercised, and options for 17,244 shares expired under this Plan.

The total number of shares of Bancorp’s common stock that may be issued under the Stock Bonus Plan may not exceed in the aggregate one percent (1%) of Bancorp’s issued and outstanding shares of common stock. As of April 30, 2005 the maximum number of shares issuable under the Stock Bonus Plan was 45,365 shares. As of April 30, 2005, 235 shares had been issued under this Plan.

Capital ratios for Citizens Bancorp and Citizens Bank were as follows as of the dates indicated:

		March 31, 2005			December 31, 2004
		Adequately			Adequately
		Capitalized	Well Capitalized		Capitalized	Well Capitalized
	Ratio	Standards	Standards	Ratio	Standards	Standards
Tier 1 Leverage Capital
Consolidated	12.30%	4%	5%	11.58%	4%	5%
Bank	12.26%	4%	5%	11.69%	4%	5%
Tier 1 Risk Based Capital
Consolidated	16.52%	4%	6%	15.29%	4%	6%
Bank	16.46%	4%	6%	15.25%	4%	6%
Total Risk Based Capital
Consolidated	17.62%	8%	10%	16.39%	8%	10%
Bank	17.56%	8%	10%	16.35%	8%	10%

ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The Bank is currently slightly asset sensitive, meaning that interest bearing assets mature or reprice more quickly than interest earning liabilities in a given period. An increase or decrease in market rates of interest will not materially impact net interest income.

It should be noted that the simulation model does not take into account future management actions that could be undertaken if there were a change in actual market interest rate during the year. Also, certain assumptions are required to perform modeling simulations that may have significant impact on the results. These include assumptions regarding the level of interest rates and balance changes on deposit products that do not have stated maturities. These assumptions have been developed through a combination of industry standards and future expected pricing behavior. The model also includes assumptions about changes in the composition or mix of the balance sheet. The results derived from the simulation model could vary significantly by external factors such as changes in the prepayment assumptions, early withdrawals of deposits and competition. Management has assessed these risks and believes that there has been no material change since December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (1) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls: There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions. As a result, no corrective actions were taken.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

               None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASE OF EQUITY SECURITIES

               Changes in Securities – None to be reported

               Use of Proceeds – None to be reported

               Issuer Purchase of Equity Securities – None to be reported

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

Date: May 2, 2005		/s/ William V. Humphreys

	By:	William V. Humphreys
President and
Chief Executive Officer

Date: May 2, 2005		/s/ Lark E. Wysham

	By:	Lark E. Wysham
Executive Vice President and
Chief Financial Officer