Form 10-K/A
period 2004-12-31
CITIZENS BANCORP/OR
filed 2005-08-03
CIK 1048575

FORM 10-K/A
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
     Indicate by check mark whether registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑.
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

EXPLANATORY NOTE
On March 25, 2005, Citizens Bancorp (the “Company”) filed its Annual Report on Form 10-K for its fiscal year ended December 31, 2004 (the “2004 Form 10-K”). The Company inadvertently failed to include the name and conformed signature of its auditors, McGladrey & Pullen, LLP, on the Report of Independent Registered Public Accounting Firm (the “Report”), filed under Item 8 of the 2004 Form 10-K. The purpose of this amendment on Form 10-K/A is to correct the Report to include the name and conformed signature of McGladrey & Pullen, LLP. With this amendment on Form 10-K/A, we are also filing updated Exhibits to the 2004 Form 10-K for the consent of McGladrey & Pullen, LLP, and the certifications required by the Company’s executive officers pursuant to the Sarbanes-Oxley Act. No other amendments or changes are or were made to the 2004 Form 10-K, which is set forth herein in its entirety.
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

Main Office 275 SW Third Street Corvallis, Oregon	Junction City Office 955 Ivy Street Junction City, Oregon	East Albany Office (1) 2315 14th Ave. SE Albany, Oregon

Circle Office (2) 978 NW Circle Blvd. Corvallis, Oregon	Philomath Office 1224 Main Street Philomath, Oregon	West Albany Office (3) 2230 Pacific Blvd. SE Albany, Oregon

McMinnville Office 455 NE Baker Street McMinnville, Oregon	Harrisburg Office (4) 230 North 3rd Street Harrisburg, Oregon	Dallas Office 583 SE Jefferson Dallas, Oregon

Springfield Office (5) 2073 Olympic Street Suite 100 Springfield, Oregon	Bankcard Department (6) 201 NW Third Street Suite B Corvallis, Oregon

(1)	Mennonite Home, satellite office of the East Albany Branch. This limited facility is open to the large retirement/assisted living center for two hours Monday through Friday. Lease renewed on February 29, 2003 for a three-year term.

(2)	Premises leased under an original lease agreement dated May 1, 1970 and a supplemental lease agreement dated August 16, 1994. The lease expires January 31, 2020.

(3)	Ground lease under ground lease agreement dated May 29, 1998. The lease expires in year 2048.

(4)	Premises leased under a lease agreement dated May 4, 2001. The lease expires May 4, 2006, with the right to renew for two additional periods of five years each.

(5)	Premises leased under a lease agreement dated June 1, 2003. The lease expires on May 31, 2006 with the right to renew for two additional periods of three years each.

(6)	Premises leased under a lease agreement dated September 1, 2003, which expires August 31, 2005.
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
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITES
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

	At December 31,
	2004		2003		2002
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Held-to-Maturity:

State and municipal securities	$9,956	12.31%	$11,931	12.96%	$11,037	12.95%

Available-for-Sale:

U.S. Government and agency securities	$70,947	87.69%	$80,154	87.04%	$67,088	78.73%
U.S. Treasury securities	$—	—	$—	—	$7,090	8.32%

Total Portfolio	$80,903	100%	$92,085	100%	$85,215	100%

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

		After	After
		90 days	one year
	Within	within	within	After	Over 5
DECEMBER 31, 2004 (In thousands)	90 days	one year	five years	five years	Years	Total
INTEREST EARNING ASSETS
Interest Bearing Deposits	$12,780	—	—	—	—	$12,780
Loans	51,752	10,676	77,276	46,163	25,084	210,951
Investments	1,999	27,383	49,305	2,216	—	80,903

TOTAL INTEREST EARNING ASSETS	$66,531	$38,059	$126,581	$48,379	$25,084	$304,634

INTEREST BEARING LIABILITIES
Demand Deposits	$51,801	—	—	—	—	$51,801
NOW, Savings & Money Market Deposits	142,909	—	—	—	—	142,909
Time Deposits	14,406	21,899	4,467	—	—	40,772
REPO’S	55,446	—	—	—	—	55,446
Other Borrowings	1,713	—	—	—	—	1,713

TOTAL INTEREST BEARING LIABILITIES	$266,275	$21,899	$4,467	$—	$—	$292,641

	$(199,744)	$16,160	$122,114	$48,379	$25,084	$11,993

CUMULATIVE INTEREST RATE SENSITIVITY GAP	$(199,744)	$(183,584)	$(61,470)	$(13,091)	$11,993

CUMMULATIVE GAP AS A PERCENT OF TOTAL EARNING ASSETS	-65.57%	-60.26%	-20.18%	-4.30%	3.94%
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

McGladrey & Pullen, LLP
Tacoma, Washington
January 14, 2005

Consolidated Balance Sheets

(Dollars in Thousands)
Citizens Bancorp and Subsidiary
December 31, 2004 and 2003

	2004	2003
Assets
Cash and due from banks	$13,562	$30,799
Interest bearing deposits at other financial institutions	6,993	2,181
Federal funds sold	5,787	—
Securities available for sale	70,947	80,154
Securities held to maturity (fair value $10,303 and $12,509)	9,956	11,931
Federal Home Loan Bank stock, at cost	625	396

Loans	213,741	187,818
Allowance for credit losses	2,790	2,765
Net loans	210,951	185,053

Premises and equipment	7,604	7,508
Foreclosed real estate	—	476
Accrued interest receivable	1,821	1,884
Cash value of life insurance	4,101	3,937
Other assets	2,241	1,950

Total assets	$334,588	$326,269

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Demand, non-interest bearing	$51,801	$47,308
Savings and interest-bearing demand	142,909	139,486
Time	40,772	48,965
Total deposits	235,482	235,759

Short-term borrowings	57,159	51,715
Accrued interest payable	34	43
Other liabilities	3,512	3,135

Total liabilities	296,187	290,652

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock (no par value); authorized 10,000,000 shares; issued and outstanding: 2004 — 4,620,250 shares; 2003 - 4,554,242 shares	28,163	27,155
Retained earnings	10,612	8,385
Accumulated other comprehensive income (loss)	(374)	77
Total shareholders’ equity	38,401	35,617

Total liabilities and shareholders’ equity	$334,588	$326,269
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

Consolidated Statements of Shareholders’ Equity

(concluded) (Dollars in Thousands)
Citizens Bancorp and Subsidiary
Years Ended December 31, 2004, 2003 and 2002

				Accumulated
	Shares of			Other
	Common	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (loss)	Total

Balance at December 31, 2003	4,554,242	$27,155	$8,385	$77	$35,617

Comprehensive income:
Net income	—	—	4,352	—	4,352
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	(451)	(451)
Comprehensive income					3,901

Cash dividend reinvestment ($15.52 per share)	61,727	958	—	—	958
Cash dividends declared ($.46 per share)	—	—	(2,125)	—	(2,125)
Options exercised	4,091	46	—	—	46
Stock grants190	4	—	—	4

Balance at December 31, 2004	4,620,250	$28,163	$10,612	$(374)	$38,401
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(Dollars in Thousands)
Citizens Bancorp and Subsidiary
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash Flows from Operating Activities
Net income	$4,352	$5,012	$4,858
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	142	270	624
Depreciation and amortization	514	508	575
Deferred income tax benefit	100	(95)	(225)
Gains on sales of securities available for sale	(24)	(177)	(100)
Gains on sales of foreclosed real estate	50	—	—
Gain on sale of branch	(291)	—	—
Earnings on life insurance policies	(164)	(168)	(217)
Stock dividends received	(16)	(23)	(54)
Net amortization of bond premium and discount	486	593	310
(Increase) decrease in interest receivable	63	472	(269)
Decrease in interest payable	(9)	(51)	(115)
Other — net	301	293	(272)
Net cash provided by operating activities	5,504	6,634	5,115

Cash Flows from Investing Activities
Net increase in federal funds sold	(5,787)	—	—
Net (increase) decrease in interest bearing deposits in banks	(4,812)	14,653	(5,117)
Activity in securities available for sale:
Sales	30,846	9,193	8,120
Maturities, prepayments and calls	46,900	76,300	40,475
Purchases	(69,735)	(92,378)	(65,881)
Activity in securities held to maturity:
Maturities, prepayments and calls	2,420	1,734	630
Purchases	(452)	(2,621)	(1,602)
Purchase of Federal Home Loan Bank stock	(212)	—	—
Redemption of Federal Home Loan Bank stock	—	—	527
Increase in loans made to customers, net of principal collections	(25,634)	(7,417)	(7,620)
Purchases of premises and equipment	(667)	(2,030)	(1,024)
Proceeds from sales of premises and equipment	6	—	—
Net cash used in investing activities	(27,127)	(2,566)	(31,492)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	33	8,396	(4,458)
Net increase in short-term borrowings	5,444	1,785	35,350
Exercise of stock options	46	35	1
Cash dividends paid	(1,137)	(1,034)	(876)
Repurchase of common stock	—	(173)	(972)
Net cash provided by financing activities	4,386	9,009	29,045

Net (decrease) increase in cash and due from banks	(17,237)	13,077	2,668

Cash and Due from Banks
Beginning of year	30,799	17,722	15,054

End of year	$13,562	$30,799	$17,722
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
Citizens Bancorp and Subsidiary
December 31, 2004 and 2003
Note 3 — Securities (concluded)
Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2004 and 2003 are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2004
Securities held to maturity:
State and municipal securities	$1,404	$10	—	—	$1,404	$10

Securities available for sale:
U.S. Government and agency securities	$70,947	$613	—	—	$70,947	$613

December 31, 2003
Securities held to maturity:
State and municipal securities	$1,003	$4	—	—	$1,003	$4

Securities available for sale:
U.S. Government and agency securities	$18,909	$89	—	—	$18,909	$89
The contractual maturities of securities held to maturity and available for sale at December 31, 2004 are as follows:

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	2,103	2,111	27,488	27,278
Due from one year to five years	5,637	5,833	44,072	43,669
Due from five to ten years	2,216	2,359	—	—

Total	$9,956	$10,303	$71,560	$70,947
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
Note 4 — Loans (concluded)
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
(continued)

Notes to Consolidated Financial Statements

Citizens Bancorp and Subsidiary
December 31, 2004 and 2003
Note 10 — Commitments and Contingencies (concluded)
The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Bank’s commitments at December 31 is as follows:

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
Note 22 — Quarterly Data (Unaudited) (concluded)

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
PO Box 30
Corvallis, OR 97339
(541) 752-5161
ITEM 11. EXECUTIVE COMPENSATION AND REPORT OF COMMITTEES
Information concerning executive and director compensation required by this item is set forth under the headings “Executive Compensation”, “Management”, and “Election of Directors — Compensation of Directors” in the Proxy Statement and is incorporated into this report by reference.
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
(a)(3)Exhibit Index

Exhibits

3.1	Articles of Incorporation*

3.2	Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s 2002 10-K.

10.1	Incentive Stock Option Plan*

10.2	Stock Bonus Plan*

21	List of Subsidiaries*

23	Consent of McGladrey & Pullen LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Citizens Bancorp’s form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission March 25, 2005.