Form 10-Q
period 2005-06-30
CITIZENS BANCORP/OR
filed 2005-08-12
CIK 1048575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___ to ___
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
4,662,961 shares as of July 29, 2005, no par value.

CITIZENS BANCORP
FORM 10-Q
JUNE 30, 2005
INDEX

PART I FINANCIAL INFORMATION
ITEM 1
CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

	June 30, 2005	December 31, 2004
Assets
Cash and due from banks	$12,955	$13,562
Interest bearing deposits in banks	2,751	6,993
Federal funds sold	—	5,787
Securities available for sale	67,946	70,947
Securities held to maturity	8,452	9,956
Federal Home Loan Bank stock	1,005	625
Loans held for sale	513	—
Loans, net	233,685	210,951
Premises and equipment	7,363	7,604
Accrued interest receivable	2,109	1,821
Cash surrender value of life insurance	4,179	4,101
Other assets	2,698	2,241

Total assets	$343,656	$334,588

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$50,516	$51,801
Savings and interest bearing demand	163,535	142,909
Time	38,209	40,772

Total deposits	252,260	235,482

Repurchase agreements	31,368	55,446
Other borrowings	17,440	1,713
Accrued interest payable	46	34
Other liabilities	824	3,512

Total liabilities	301,938	296,187

Shareholders’ Equity
Common stock (no par value); authorized 10,000,000 shares; Issued and outstanding: 2005 — 4,662,961 shares; 2004 — 4,620,250 shares;	28,833	28,163
Retained earnings	13,220	10,612
Accumulated other comprehensive (loss)	(335)	(374)

Total shareholders’ equity	41,718	38,401

Total liabilities and shareholders’ equity	$343,656	$334,588

See accompanying notes

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousand, except per share amounts)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest Income:
Loans	$7,751	$6,442	$3,939	$3,234
Interest bearing deposits	32	52	7	31
Securities available for sale	812	795	410	429
Securities held to maturity — tax exempt	187	210	93	105
Other interest income	15	38	3	33

Total interest income	8,797	7,537	4,452	3,832

Interest Expense:
Deposits	790	480	468	236
Borrowed funds	59	3	51	2
Repurchase agreements	454	285	196	135

Total interest expense	1,303	768	715	373

Net Interest Income	7,494	6,769	3,737	3,459

Provisions for credit losses	(67)	(77)	(34)	(33)

Net interest income after provision for credit losses	7,427	6,692	3,703	3,426

Non-interest Income:
Service charges on deposit accounts	720	878	360	443
Gain (losses) on sales of investments available for sale	—	16	—	(9)
Merchant Bankcard	841	708	454	388
Gain on sale of assets	92	—	—	—
Other	426	500	201	254

Total non-interest income	2,079	2,102	1,015	1,076

Non-interest Expense:
Salaries and employee benefits	3,256	3,202	1,641	1,572
Occupancy and equipment	621	658	298	324
Merchant Bankcard	707	592	378	321
Other	999	1,034	506	524

Total non-interest expense	5,583	5,486	2,823	2,741

Income before income taxes	3,923	3,308	1,895	1,761

Income taxes	1,315	1,190	615	659

Net income	$2,608	$2,118	$1,280	$1,102

Comprehensive Income	$2,647	$1,691	$1,507	$550

Earnings per share:
Basic	$0.56	$0.46	$0.27	$0.24
Diluted	0.56	0.46	$0.27	$0.24
Weighted average number of common shares outstanding
Basic	4,657,031	4,614,003	4,661,646	4,618,736
Diluted	4,688,891	4,651,505	4,691,584	4,655,323
Return on Average Assets	1.56%	1.30%	1.53%	1.33%
Return on Average Equity	12.89%	11.21%	12.50%	11.46%
See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30, 2005 and 2004
	Number of	Common	Retained	Accumulated	Total
	Common	Stock	Earnings	Other
	Shares	Amount		Comprehensive
	Outstanding			Income (Loss)
Balance, at December 31, 2003	4,554,242	$27,155	$8,385	$77	$35,617

COMPREHENSIVE INCOME:

Net Income	—	—	2,118	—	2,118

Other comprehensive income, net of tax:
Unrealized gain on securities	—	—	—	(427)	(427)

Comprehensive Income	—	—	—	—	1,691

Issuance of common stock	61,727	958	—	—	958
Stock grants	85	1	—	—	1
Stock options exercised	3,329	37	—	—	37

Balance, at June 30, 2004	4,619,383	$28,151	$10,503	($350)	$38,304

Balance, at December 31, 2004	4,620,250	$28,163	$10,612	($374)	$38,401

COMPREHENSIVE INCOME:

Net Income	—	—	2,608	—	2,608

Other comprehensive income, net of tax:
Unrealized loss on securities	—	—	—	39	39

Comprehensive Income	—	—	—	—	2,647

Issuance of common stock	31,614	549	—	—	549
Stock grants	55	1	—	—	1
Stock options exercised	11,042	120	—	—	120

Balance, at June 30, 2005	4,662,961	$28,833	$13,220	($335)	$41,718
See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited), (Dollars in thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash Flows from Operating Activities
Net income	$2,608	$2,118
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	67	77
Depreciation and amortization	351	272
Origination of loans held for sale	(513)	—
Gain on sales of assets and securities available for sale	(92)	(16)
Stock dividends received	(2)	(9)
Increase in accrued interest receivable	(288)	(230)
(Increase) decrease in accrued interest payable	12	(9)
Other	(1,197)	(189)

Net cash provided by operating activities	946	2,014

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	4,242	(9,780)
Net decrease in federal funds sold	5,787	—
Proceeds from maturities of available for sale securities	8,000	16,200
Proceeds from sales of available for sale securities	—	22,783
FHLB stock redeemed	14	—
Proceeds from maturities of securities held to maturity	1,510	935
Purchases of securities available for sale	(5,331)	(44,964)
Purchases of securities held to maturity	—	(223)
(Increase) decrease in loans made to customers, net of principal collections	(22,815)	(4,144)
Purchases of premises and equipment	(104)	(608)
Proceeds from sale of premises and equipment	172	—

Net cash (used in) investing activities	(8,525)	(19,801)

Cash Flows from Financing Activities
Net increase in deposits	16,778	11,591
Net increase (decrease) in repurchase agreements and other borrowings	(8,351)	(2,963)
Payment of dividends, net of dividends reinvested	(1,576)	(1,137)
Stock grants	1	1
Exercised stock options	120	37

Net cash provided by financing activities	6,972	7,529

Net (decrease) in cash and due from banks	(607)	(10,258)

Cash and Due from Banks
Beginning of period	13,562	30,799

End of period	$12,955	$20,541

Supplemental Disclosure of Cash Flow Information
Interest paid	$1,291	$777
Income taxes paid	1,530	1,330
Supplemental Schedule of Non-cash Investing and Financing Activities

Fair value adjustment of securities available for sale, net of tax	39	(427)
Issuance of common stock through dividend reinvestment plan	549	958
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
The interim financial statements are unaudited but have been prepared in accordance with accounting principles generally accepted in the United States of America for interim condensed financial information and the rules and regulations of the Securities and Exchange Commission for form 10Q. Accordingly, the condensed interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation for the interim periods included herein have been made.
The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2004 consolidated financial statements, including notes there to, included in Bancorp’s 2004 Annual Report to shareholders. The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 2005.
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
3. SHAREHOLDERS’ EQUITY AND NET INCOME PER COMMON SHARE
The Board of Directors declared a $.46 per share dividend to Bancorp shareholders of record on November 16, 2004, paid on January 10, 2005. Through the Dividend Reinvestment Plan (DRIP), 31,614 shares were purchased at a price of $17.37 per share.
Basic earnings per share are based on the average number of common shares outstanding, assuming no dilution. Diluted earnings per common share are computed assuming the exercise of stock options.

Dollars in thousands, except for per share	Net Income	Shares	Per Share
amounts	(Numerator)	(Denominator)	Amount
Six months ended June 30, 2005
Basic earnings per share:
Net Income	$2,608	4,657,031	$0.56
Effect of dilutive securities:
Options	—	31,860	-0-
Diluted earnings per share:
Net Income	$2,608	4,688,891	$0.56

Six months ended June 30, 2004
Basic earnings per share:
Net Income	$2,118	4,614,003	$0.46
Effect of dilutive securities:
Options	—	37,502	-0-
Diluted earnings per share:
Net Income	$2,118	4,651,505	$0.46

Dollars in thousands, except for per share	Net Income	Shares	Per Share
amounts	(Numerator)	(Denominator)	Amount
Three months ended June 30, 2005
Basic earnings per share:
Net Income	$1,280	4,661,646	$0.27
Effect of dilutive securities:
Options	—	29,938	-0-
Diluted earnings per share:
Net Income	$1,280	4,691,584	$0.27

Three months ended June 30, 2004
Basic earnings per share:
Net Income	$1,102	4,618,736	$0.24
Effect of dilutive securities:
Options	—	36,587	-0-
Diluted earnings per share:
Net Income	$1,102	4,655,323	$0.24
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

(Dollars in thousands, except per share amounts)	Six Months Ended
	June 30,
	2005	2004
Net income, as reported	$2,608	$2,118
Less total stock-based compensation expense determined under fair value method for all qualifying awards	(64)	(83)

Pro forma net income	$2,544	$2,035

Earnings per share:
Basic and diluted:
As reported	$0.56	$0.46
Pro forma	$0.55	$0.44

(Dollars in thousands, except per share amounts)	Three Months Ended
	June 30,
	2005	2004
Net income, as reported	$1,280	$1,102
Less total stock-based compensation expense determined under fair value method for all qualifying awards	(32)	(42)

Pro forma net income	$1,248	$1,060

Earnings per share:
Basic and diluted:
As reported	$0.27	$0.24
Pro forma	$0.27	$0.23
5. CONTINGENCIES
Unfunded loan commitments totaled $54.4 million as of June 30, 2005 and $44.5 million as of December 31, 2004.

6. RECENT ACCOUNTING PRONOUNCEMENTS
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
In May 2005, the Financial Accounting Standards Board issued Statement No. 154 (“Statement 154”), “Accounting Changes and Error Corrections –a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement replaces Accounting Principles Board Opinion No.20 (“Opinion 20”), “Accounting Changes” and Financial Accounting Standards Board Statement No. 3 (“Statement 3”), “Reporting Accounting Changes in Interim Financial Statements – an amendment of APB Opinion No. 28”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement 154 will require companies to recognize a change in accounting principle by applying that change retrospectively to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Statement 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company.

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
CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that include significant judgments and uncertainties, and could potentially result in materially different results under various assumptions and conditions. Bancorp believes that its most critical accounting policy upon which financial condition depends, and which involves the most complex or subjective decisions or assessments is the Allowance for Credit Losses. Arriving at an appropriate level of allowance for credit losses involves a high degree of judgment. Bancorp’s allowance for credit losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information, national statistics relating to the probability of loss, and the prevailing business environment to assess the adequacy of the allowance for credit losses. In addition, the adequacy of the allowance is reviewed no less than quarterly in conjunction with a concurrent analysis of specific problem credits in the portfolio, both in terms of risk trending and the likelihood of default. The allowance for credit losses may be affected by changing economic conditions and various external factors in ways currently unforeseen. The allowance for credit losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.
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
Bancorp reported net income of $1,280,000 in the second quarter ending June 30, 2005 or $.27 per common share, an increase of 16.2% from the second quarter income of $1,102,000 in 2004 or $.24 per common share. For the first six months of 2005, Bancorp earned $2,608,000 or $.56 per common share, an increase of 23.1% from the six month 2004 earnings of $2,118,000 or $.46 per common share.
LOAN PORTFOLIO
The composition of the loan portfolio was as follows (in thousands):

	June 30, 2005	December 31, 2004	June 30, 2004
Commercial	$22,979	$21,141	$23,173
Agriculture	24,855	19,508	20,307
Real Estate
Construction	6,964	8,200	4,742
1-4 Family	23,045	22,916	25,451
Multi-family	24,895	22,791	10,448
Commercial	117,245	102,623	92,069
Farmland	13,487	13,449	13,057
Consumer Loans	3,399	3,552	3,076

	236,869	214,180	192,323

Less: net deferred loan fees	(439)	(439)	(454)

Total Loans	236,430	213,741	191,869

Less: allowance for credit losses	(2,745)	(2,790)	(2,782)

Net Loans	$233,685	$210,951	$189,087

Transactions in the allowance for credit losses were as follows for the six months ended June 30:

	2005	2004
Balance at beginning of period	$2,790	$2,765
Provision charged to operations	67	77
Loans recovered	4	0
Loans charged off	(116)	(60)

Balance at end of period	$2,745	$2,782

It is the policy of the Bank to place loans on nonaccrual after they become 90 days past due unless the loans are well secured and in the process of collection. The Bank may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status as a management tool to actively oversee specific loans.
Loans on non-accrual status as of June 30, 2005 and December 31, 2004 were approximately $1,455,000 and $6,190,000 respectively. There were no loans past due 90 days or more on which the Bank continued to accrue interest at June 30, 2005 and at December 31, 2004. There were no loans with modified terms as of June 30, 2005. Non-performing assets (defined as loans on non-accrual status and loans past due 90 days or more) are deemed by management to have adequate collateral or have specific reserves set aside to cover potential losses.
Two loans constitute the majority of approximately $1,735,000 in non-accrual loan status as of June 30, 2005. Both loans totaling approximately $1,589,000 are farm loans. One loan is in foreclosure and management believes the collateral is adequate to cover the loan balance. The other loan is being reduced from a sale of property with the balance being restructured into a workout loan. Collateral is adequate to cover the loan and management believes this loan will be paid out at the end of the workout period.
INVESTMENT SECURITIES
The amortized cost and estimated book value of the investment securities held by the Bank, including unrealized gains and losses, at June 30, 2005 and December 31, 2004, are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
June 30, 2005	Amortized Cost	Gains	Losses	Fair Value
Available for Sale
U.S. Government and Agency Securities
Total	$68,496	$—	($550)	$67,946

Held to Maturity
State and Municipal Securities
Total	$8,452	$267	($8)	$8,711

		Gross	Gross
		Unrealized	Unrealized
December 31, 2004	Amortized Cost	Gains	Losses	Fair Value
Available for Sale
U.S. Government and Agency Securities
Total	$71,560	$—	($613)	$70,947

Held to Maturity
State and Municipal Securities
Total	$9,956	$357	($10)	$10,303
MATERIAL CHANGES IN FINANCIAL CONDITION
Changes in the balance sheet for the six months ended June 30, 2005 include an increase in total assets, primarily in loans, and an increase in liabilities primarily in savings and interest bearing demand and other borrowings.
At June 30, 2005, total assets increased 2.7% or approximately $9,068,000 as compared to total assets at December 31, 2004. Major components of the change in assets were:
—	$5.8 million decrease in federal funds sold

—	$.6 million decrease in cash and due from banks

—	$4.2 million decrease in interest bearing deposits in banks

—	$3.0 million decrease in securities available for sale

—	$1.5 million decrease in securities held to maturity

—	$22.7 million increase in net loans
Loans were generally made to customers within Bancorp’s market area. The increases in loans were primarily funded by federal funds sold, interest bearing deposits, matured securities, and borrowings. Management believes the economic conditions in its market areas have been slowly improving which, along with continuing market penetration, has contributed to the loan growth as of June 30, 2005 as compared to December 31, 2004. Of the $22.7 million increase in loans since December 31, 2004, approximately $12.5 million was generated by the Company’s loan officers in its market area and approximately $10.2 million was generated by the purchase of loan participations from a community bank in Oregon. Management uses the same internal underwriting and loan review process when purchasing loans as it does for its own loan generation by its loan officers. The Bank has a history of minimal loan charge-offs due to its exceptional underwriting policies, standards, and loan review processes. The Bank’s loan officers are actively calling and management anticipates that the loan portfolio will continue to grow in 2005 with high quality loans that are appropriately priced.
The Company experienced an increase in deposits and other borrowings and a decrease in repurchase agreements. The decrease in other liabilities was due primarily to the payment of the cash dividend during the six months ended June 30, 2005. Major components of the change in liabilities were:
—	$1.3 million decrease in demand deposits

—	$20.6 million increase in savings and interest bearing deposits

—	$2.6 million decrease in time certificates of deposits

—	$24.1 million decrease in repurchase agreements

—	$2.7 million decrease in other liabilities, due to the payment of the cash dividend to shareholders

—	$15.7 million increase in other borrowings
Total demand deposits decreased as of June 30, 2005 when compared to December 31, 2004. Management believes this to be within the normal range of the day to day fluctuation in customer demand deposits. Management anticipates deposits to grow in 2005 as it penetrates its market areas through business development.
Repurchase deposits decreased by approximately $24.1 million. The majority of these funds moved into a higher yielding money market accounts which partially contributed to the $20.6 million increase in savings and interest bearing accounts. The Company changed the structure of its customer Repurchase Accounts (REPO’s) to limit the deposit balance to a maximum of $2.5 million per account. The Company offered a high yielding money market account to those account holders who tend to be its largest depositors. The change in the account structure has enabled the Company to release underlying securities totaling approximately $25 million which were pledged as collateral to the REPO accounts.
The decrease in time certificates of deposits was a result of management’s decision not to pay above-market rates for time deposits in competition with other financial institutions when available liquidity was well within its established asset-liability management guidelines. The decrease in other liabilities is attributable to the payment of the cash dividend.
MATERIAL CHANGES IN RESULTS OF OPERATIONS
The Company reported net income of approximately $2,608,000 or $.56 per common share, for the six months ended June 30, 2005, compared to net income of approximately $2,118,000 or $.46 per common share, for the same period in 2004. This represents an increase in net income of 23.1%. Net income for the quarter ended June 30, 2005, was approximately $1,280,000 or $.27 net income per common share, compared to net income of approximately $1,102,000, or $.24 per common share, for the same period in 2004. This represents an increase in net income of 16.2%. The increase during this period was largely attributable to an increase in interest income on loans which was a result of loan growth as compared to the same period in 2004.
Total interest income increased approximately $1,260,000 or 16.7% for the six months and $620,000 or 16.2% for the three months ended June 30, 2005 as compared to the same periods in 2004. These increases for both the six-month and three-month periods were primarily the result of the growth in interest income from loans as a result of loan growth as compared to the same period in 2004.
Total interest expense increased approximately $535,000 or 69.7% for the six months and $342,000 or 91.7% for the three months ended June 30, 2005 as compared to the same periods in 2004. The increase in interest expense on deposits for these periods was the result of higher interest rates paid resulting from overall market rate increases and growth in both deposits and borrowed funds compared to the same periods in 2004.
Net interest income for the six months ended June 30, 2005 increased approximately $725,000 or 10.7% and $278,000 or 8.0% for the three-month period ended June 30, 2005 as compared to the same periods in 2004. The increase in both the three-month and six-month period ended June 30, 2005 was primarily a result of the increase in interest income on loans compared to the same periods in 2004.
Total non-interest income decreased approximately $23,000 or 1.1% for the six months and $61,000 or 5.7% for the three months ended June 30, 2005 as compared to the same periods in 2004. The primary decrease was due to a decrease in service charge income. The decrease in service charge income was primarily a result of the increase in the earning credit rate on business accounts and the loss of service charge income as a result of the sale of the Veneta Branch deposit accounts as compared to the same period ending June 30, 2004. As market rates have increased, the Company has increased the earning credit rate which offsets service charges on its business account product. This has caused service charges on business accounts to be lower for the period ending June 30, 2005 as compared to the same period in 2004.
Total non-interest expense increased $97,000 or 1.8% for the six months and increased $82,000 or 3.0% for the three months ended June 30, 2005, as compared to the same periods in 2004. Non-interest expense increased for the six months ending June 30, 2005 as a result of routine adjustments in staff salaries and merchant bankcard expense, which was a result of increases in both the number of merchant accounts and account volume as compared to the same period in 2004.
CREDIT LOSS PROVISION
The Bank maintains an allowance for credit losses on loans that occur from time to time as an incidental part of the business of banking. The allowance is increased by provisions charged to earnings and by recoveries on loans previously charged off, and is reduced by loan charge offs.
During the six months ended June 30, 2005, the Bank funded the allowance for credit losses $67,000 from operations as compared to $77,000 for the same six-month period of 2004. For the three month period ending June 30, 2005, the Bank funded the allowance for credit losses $34,000 as compared to $33,000 for the same three month period in 2004. The Bank reduced the allowance for credit losses based on its analysis of delinquencies, loan types, loan classifications, and other factors affecting the loan portfolio at June 30, 2005. The Bank experienced $116,000 in credit losses and $4,000 in recoveries for the six months ended June 30, 2005 and $60,000 in net losses and $0 in recoveries for the same period ended June 30, 2004. Historically, the Bank’s loan charge-off levels have been very low compared to its peers. Management believes that the allowance for credit losses at June 30, 2005 of $2,745,000 or 1.16% of total loans is adequate.
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
The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first six months of 2005. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income that is adjusted for non-cash items and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of both proceeds from maturities and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Bank’s deposit accounts and repurchase agreements.
Other borrowings increased $15.7 million for the first six months of 2005 as compared to December 31, 2004. This increase was the result of loan growth in the Bank’s market areas and the purchase of loan participations. The Bank anticipates paying off these borrowings with securities that will be maturing in the next six months. Maturities from the investment portfolio combined with anticipated deposit growth will be used to fund future loan growth. The Bank intentionally grew the investment portfolio during periods of slow loan growth but kept the available for sale investment maturities short in order to fund its anticipated loan growth and purchases of loan participations. Management believes that the Bank’s existing sources of liquidity will enable the Bank to fund its requirements in the normal course of business.
As of June 30, 2005, shareholders’ equity totaled $41,718,000 as compared to $38,401,000 at December 31, 2004, an increase of 8.6%. This increase in equity was primarily due to the Company’s net income.
The total number of shares of Bancorp’s common stock that may be issued upon the exercise of all options granted under the Incentive Stock Option Plan may not exceed in the aggregate four percent (4%) of Bancorp’s issued and outstanding shares of common stock. As of June 30, 2005, the maximum number of shares issuable under the Incentive Stock Option Plan was 181,460 shares. As of June 30, 2005, options for 179,077 shares had been granted, options for 18,425 shares exercised, and options for 17,294 shares expired under this Plan.
The total number of shares of Bancorp’s common stock that may be issued under the Stock Bonus Plan may not exceed in the aggregate one percent (1%) of Bancorp’s issued and outstanding shares of common stock. As of June 30, 2005, the maximum number of shares issuable under the Stock Bonus Plan was 45,365 on that date. As of June 30, 2005, 245 shares had been issued under this Plan.

Capital ratios for Citizens Bancorp and Citizens Bank were as follows as of the dates indicated:

	June 30, 2005			December 31, 2004
		Adequately	Well		Adequately	Well
		Capitalized	Capitalized		Capitalized	Capitalized
	Ratio	Standards	Standards	Ratio	Standards	Standards
Tier 1 Leverage Capital
Consolidated	12.56%	4%	N/A	11.58%	4%	N/A
Bank	12.53%	4%	5%	11.69%	4%	5%
Tier 1 Risk Based Capital
Consolidated	15.32%	4%	N/A	15.29%	4%	N/A
Bank	15.27%	4%	6%	15.25%	4%	6%
Total Risk Based Capital
Consolidated	16.32%	8%	N/A	16.39%	8%	N/A
Bank	16.27%	8%	10%	16.35%	8%	10%
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
ITEM 4. CONTROLS AND PROCEDURES
a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (1) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b)	Changes in Internal Controls: There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions. As a result, no corrective actions were taken.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASE OF EQUITY SECURITIES
Changes in Securities — None to be reported
Use of Proceeds — None to be reported
Issuer Purchase of Equity Securities — None to be reported
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
(a)	April 20, 2005, Annual Meeting

(b)	Need not be completed

(c)	The following matters were voted upon at the Annual Meeting of Shareholders on April 20, 2005
(1)	The re-election of three (3) Directors for terms expiring in 2008 or until their successors have been elected and qualified.

Directors:

Scott Fewel		Rosetta Venell		Duane Sorensen
Votes cast for:	3,396,918	Votes cast for:	3,398,768	Votes cast for:	3,398,772
Votes withheld:	6,450	Votes withheld:	4,600	Votes withheld:	4,595
Directors continuing in office are Eric Thompson (term expires 2006), James E. Richards (terms expires 2006), Jock Gibson (term expires 2006), William V. Humphreys (term expires 2007), and Sidney A. Huwaldt (term expires 2007)
ITEM 5. OTHER INFORMATION
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

Date: August 8, 2005		/s/ William V. Humphreys

	By:	William V. Humphreys
President and
Chief Executive Officer

Date: August 8, 2005		/s/ Lark E. Wysham

	By:	Lark E. Wysham
Executive Vice President and
Chief Financial Officer