Form 10-Q
period 2005-09-30
CITIZENS BANCORP/OR
filed 2005-11-08
CIK 1048575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate whether the Registrant is an accelerated filer as defined by Exchange Act Rule 12b-2. YES ☐ NO ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
4,665,603 shares as of October 20, 2005, no par value.

CITIZENS BANCORP
FORM 10-Q
SEPTEMBER 30, 2005
INDEX

PART I FINANCIAL INFORMATION
ITEM 1
CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

	September 30, 2005	December 31, 2004
Assets
Cash and due from banks	$21,151	$13,562
Interest bearing deposits in banks	1,870	6,993
Federal funds sold	385	5,787
Securities available for sale	59,981	70,947
Securities held to maturity	8,456	9,956
Federal Home Loan Bank stock	1,005	625
Loans held for sale	591	—
Loans, net	238,671	210,951
Premises and equipment	7,431	7,604
Accrued interest receivable	2,264	1,821
Cash surrender value of life insurance	4,218	4,101
Other assets	2,829	2,241

Total assets	$348,852	$334,588

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$64,809	$51,801
Savings and interest bearing demand	160,239	142,909
Time	38,693	40,772

Total deposits	263,741	235,482

Repurchase agreements	33,971	55,446
Other borrowings	6,743	1,713
Accrued interest payable	51	34
Other liabilities	1,194	3,512

Total liabilities	305,700	296,187

Shareholders’ Equity
Common stock (no par value); authorized 10,000,000 shares; Issued and outstanding: 2005 – 4,665,598 shares; 2004 – 4,620,250 shares;	28,867	28,163
Retained earnings	14,596	10,612
Accumulated other comprehensive (loss)	(311)	(374)

Total shareholders’ equity	43,152	38,401

Total liabilities and shareholders’ equity	$348,852	$334,588

See accompanying notes

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest Income:
Loans	$12,004	$9,775	$4,253	$3,333
Interest bearing deposits	41	99	9	47
Securities available for sale	1,201	1,224	389	429
Securities held to maturity	272	314	85	104
Other interest income	16	42	1	4

Total interest income	13,534	11,454	4,737	3,917

Interest Expense:
Deposits	1,369	718	579	238
Borrowed funds	150	6	91	3
Repurchase agreements	608	449	154	164

Total interest expense	2,127	1,173	824	405

Net Interest Income	11,407	10,281	3,913	3,512

Provision for credit losses	108	109	41	32

Net interest income after provision for credit losses	11,299	10,172	3,872	3,480

Non-interest Income:
Service charges on deposit accounts	1,088	1,312	368	434
Gain on sales of investments available for sale	—	24	—	8
Net gain on sale of branch	—	291	—	291
Gain on sale of assets	92	—	—	—
Merchant bankcard	1,296	1,095	455	387
Other	658	739	232	239

Total non-interest income	3,134	3,461	1,055	1,359

Non-interest Expense:
Salaries and employee benefits	4,883	4,765	1,627	1,563
Occupancy and equipment	927	975	306	317
Merchant bankcard	1,109	931	402	339
Loss on sale of other real estate owned	—	50	—	50
Other	1,514	1,554	515	520

Total non-interest expense	8,433	8,275	2,850	2,789

Income before income taxes	6,000	5,358	2,077	2,050

Income taxes	2,016	1,928	701	738

Net income	$3,984	$3,430	$1,376	$1,312

Comprehensive income	$4,047	$3,182	$1,400	$1,491

Per share data:
Basic earnings per share	$0.86	$0.74	$0.30	$0.28
Diluted earnings per share	$0.85	$0.74	$0.29	$0.28
Weighted average number of common
Shares outstanding:
Basic	4,659,303	4,615,819	4,663,772	4,619,411
Diluted	4,695,896	4,653,187	4,705,640	4,654,234
Return on Average Assets	1.59%	1.38%	1.60%	1.55%
Return on Average Equity	12.94%	11.95%	13.04%	13.37%
See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30, 2005 and 2004
	Number of			Accumulated
	Common	Common		Other
	Shares	Stock	Retained	Comprehensive
	Outstanding	Amount	Earnings	Income (Loss)	Total
Balance, at December 31, 2003	4,554,242	$27,155	$8,385	$77	$35,617

COMPREHENSIVE INCOME:

Net Income	—	—	3,430	—	3,430

Other comprehensive income, net of tax:
Unrealized gain on securities	—	—	—	(248)	(248)

Comprehensive Income	—	—	—	—	3,182

Issuance of common stock	61,727	958	—	—	958
Stock grants	135	2	—	—	2
Stock options exercised	3,329	37	—	—	37

Balance, at September 30, 2004	4,619,433	$28,152	$11,815	$(171)	$3,796

Balance, at December 31, 2004	4,620,250	$28,163	$10,612	$(374)	$38,401

COMPREHENSIVE INCOME:

Net Income	—	—	3,984	—	3,984

Other comprehensive income, net of tax:
Unrealized loss on securities	—	—	—	63	63

Comprehensive Income	—	—	—	—	4,047

Issuance of common stock	31,614	549	—	—	549
Stock grants	75	1	—	—	1
Stock options exercised	13,659	149	—	—	149
Income tax benefit from stock options exercised	—	5	—	—	5

Balance, at September 30, 2005	4,665,598	$28,867	$14,596	$(311)	$43,152

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited), (Dollars in thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash Flows from Operating Activities
Net income	$3,984	$3,430
Adjustments to reconcile net income to net Cash provided by operating activities:
Provision for credit losses	108	109
Depreciation and amortization	507	410
Origination of loans held for sale	(591)	—
Loss on sale of other real estate owned	—	50
Net gain on sale of branch	—	(291)
Gains on sales of assets and securities available for sale	(92)	(24)
Stock dividends received	(2)	(13)
Increase in accrued interest receivable	(443)	(529)
(Increase) decrease in accrued interest payable	17	(12)
Other	(898)	369

Net cash provided by operating activities	2,590	3,499

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	5,123	(2,022)
Net decrease in federal funds sold	5,402	—
Proceeds from maturities of available for sale securities	15,976	27,200
Proceeds from sales of available for sale securities	14	30,847
Proceeds from maturities of securities held to maturity	1,510	935
Purchases of securities available for sale	(5,431)	(64,738)
Purchases of securities held to maturity	—	(222)
Increase in loans made to customers, net of principal collections	(27,855)	(11,271)
Proceeds from sale of other real estate owned	0	394
Purchases of premises and equipment and other	(299)	(666)
Proceeds from sale of premises and equipment	172	0

Net cash used in investing activities	(5,388)	(19,543)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	28,259	(138)
Net decrease in repurchase agreements and other borrowings	(16,445)	(1,507)
Payment of dividends, net of dividends reinvested	(1,576)	(1,135)
Exercised stock options	149	37

Net cash (used in) provided by financing activities	10,387	(2,467)

Net (decrease) increase in cash and due from banks	$7,589	$(18,511)

Cash and Due from Banks
Beginning of period	13,562	30,799

End of period	$21,151	$12,288

Supplemental Disclosure of Cash Flow Information
Interest paid	$2,110	$1,185
Income taxes paid	2,135	1,885
Supplemental Schedule of Non-cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	63	(248)
Issuance of common stock through dividend reinvestment plan	549	958
See accompanying notes

CITIZENS BANCORP
Notes to Consolidated Financial Statements (unaudited)
1. BASIS OF PRESENTATION
The interim condensed consolidated financial statements include the accounts of Citizens Bancorp (“Bancorp” or the “Company”), a bank holding company and its wholly owned subsidiary, Citizens Bank (“Bank”) after elimination of intercompany transactions and balances. Substantially all activity of Citizens Bancorp is conducted through its subsidiary bank.
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
The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2004 consolidated financial statements, including notes there to, included in Bancorp’s 2004 Annual Report to shareholders. The results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 2005.
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

Dollars in thousands, except for per share	Net Income	Shares	Per Share
amounts	(Numerator)	(Denominator)	Amount
Nine months ended September 30, 2005
Basic earnings per share:
Net Income	$3,984	4,659,303	$0.86
Effect of dilutive securities:
Options	—	36,593	$0.01
Diluted earnings per share:
Net Income	$3,984	4,695,896	$0.85

Nine months ended September 30, 2004
Basic earnings per share:
Net Income	$3,430	4,615,819	$0.74
Effect of dilutive securities:
Options	—	37,368	-0-
Diluted earnings per share:
Net Income	$3,430	4,653,187	$0.74

Dollars in thousands, except for per share	Net Income	Shares	Per Share
amounts	(Numerator)	(Denominator)	Amount
Three months ended September 30, 2005
Basic earnings per share:
Net Income	$1,376	4,663,772	$0.30
Effect of dilutive securities:
Options	—	41,868	$0.01
Diluted earnings per share:
Net Income	$1,376	4,705,640	$0.29

Three months ended September 30, 2004
Basic earnings per share:
Net Income	$1,312	4,619,411	$0.28
Effect of dilutive securities:
Options	—	34,823	-0-
Diluted earnings per share:
Net Income	$1,312	4,654,234	$0.28
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

	Nine Months Ended
	September 30,
(Dollars in thousands, except per share amounts)	2005	2004
Net income, as reported	$3,984	$3,430
Less total stock-based compensation expense determined under fair value method for all qualifying awards	(97)	(125)

Pro forma net income	$3,887	$3,305

Earnings per share:
Basic:
As reported	$0.86	$0.74
Pro forma	$0.83	$0.72
Diluted:
As reported	$0.85	$0.74
Pro forma	$0.83	$0.71

	Three Months Ended
	September 30,
(Dollars in thousands, except per share amounts)	2005	2004
Net income, as reported	$1,376	$1,312
Less total stock-based compensation expense determined Under fair value method for all qualifying awards	(32)	(42)

Pro forma net income	$1,344	$1,270

Earnings per share:
Basic:
As reported	$0.30	$0.28
Pro forma	$0.29	$0.28
Diluted:
As reported	$0.29	$0.28
Pro forma	$0.29	$0.27

5. CONTINGENCIES
Unfunded loan commitments totaled $62.8 million as of September 30, 2005 and $44.5 million as of December 31, 2004.
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
In May 2005, the Financial Accounting Standards Board issued Statement No. 154 (“Statement 154”), “Accounting Changes and Error Corrections –a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This statement replaces Accounting Principles Board Opinion No.20 (“Opinion 20”), “Accounting Changes” and Financial Accounting Standards Board Statement No. 3 (“Statement 3”), “Reporting Accounting Changes in Interim Financial Statements – an amendment of APB Opinion No. 28”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement 154 will require companies to recognize a change in accounting principle by applying that change retrospectively to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Statement 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company.

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
The Bank offers extended banking hours in selected locations as well as Saturday banking. ATM machines are also available at ten (10) locations offering 24-hour transaction services; including cash withdrawals, deposits, account transfers, and balance inquiries. The Bank also offers its customers a 24-hour automated telephone service that offers account transfers and balance inquiries. The Bank’s on-line banking product offers services to both individuals and business account customers. Business customers have a comprehensive cash management option. All online users have the availability of the “bill payment” feature. The Bank expects to continually enhance its on-line banking product while maintaining its quality “people to people” customer service. Citizens’ on-line banking can be reached at www.CitizensEBank.com.
The Bank offers health savings accounts to customers with high deductible medical plans. The Bank has found this deposit product to be mutually beneficial to the customer and to the Bank.
Bancorp reported net income of $1,376,000 in the third quarter ending September 30, 2005 or $.30 per common share, an increase of 4.9% from the third quarter income of $1,312,000 in 2004 or $.28 per common share. For the first nine months of 2005, Bancorp earned $3,984,000 or $.86 per common share, an increase of 16.2% from the nine month 2004 earnings of $3,430,000 or $.74 per common share.
LOAN PORTFOLIO
The composition of the loan portfolio was as follows (in thousands):

	September 30, 2005		December 31, 2004		September 30, 2004
Commercial	$21,258	8.8%	$21,141	9.9%	$20,657	10.3%
Agriculture	25,045	10.4%	19,508	9.1%	21,504	10.8%
Real Estate
Construction	6,889	2.8%	8,200	3.8%	5,368	2.7%
1-4 Family	22,440	9.3%	22,916	10.7%	22,534	11.3%
Multi-family	24,943	10.3%	22,791	10.6%	13,500	6.8%
Commercial	121,341	50.2%	102,623	47.9%	99,254	49.8%
Farmland	16,031	6.6%	13,449	6.3%	13,720	6.9%
Consumer Loans	3,958	1.6%	3,552	1.7%	2,932	1.4%

	241,905	100%	214,180	100%	199,469	100%

Less: net deferred loan fees	(447)		(439)		(447)

Total Loans	241,458		213,741		199,022

Less: allowance for credit losses	(2,787)		(2,790)		(2,802)

Net Loans	$238,671		$210,951		$196,220

Transactions in the allowance for credit losses were as follows for the nine months ended September 30:

	2005	2004
Balance at beginning of period	$2,790	$2,765
Provision charged to operations	108	109
Loans recovered	6	0
Loans charged off	(117)	(72)

Balance at end of period	$2,787	$2,802

It is the policy of the Bank to place loans on nonaccrual after they become 90 days past due unless the loans are well secured and in the process of collection. The Bank may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status as a management tool to actively oversee specific loans.

Loans on non-accrual status as of September 30, 2005 and December 31, 2004 were approximately $1,678,000 and $6,190,000 respectively. There were no loans past due 90 days or more on which the Bank continued to accrue interest at September 30, 2005 and at December 31, 2004. There were no loans with modified terms as of September 30, 2005. Non-performing assets (defined as loans on non-accrual status and loans past due 90 days or more) are deemed by management to have adequate collateral or have specific reserves set aside to cover potential losses.
Two loans constitute the majority of approximately $1,678,000 in non-accrual status as of September 30, 2005. Both loans totaling approximately $1,536,000 are farm loans. One loan is in foreclosure and management believes the collateral is adequate to cover the loan balance. The other loan will be reduced from the sale of property with the balance being restructured into a workout loan. Collateral is adequate to cover the loan and management believes this loan will be paid out at the end of the workout period.
INVESTMENT SECURITIES
The amortized cost and estimated fair value of the investment securities held by the Bank, including unrealized gains and losses, at September 30, 2005 and December 31, 2004, are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2005	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. Government and Agency Securities	$60,490	$—	$(509)	$59,981
Held to Maturity
State and Municipal Securities	$8,456	$209	$(7)	$8,658

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 31, 2004	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. Government and Agency Securities	$71,560	$—	$(613)	$70,947
Held to Maturity
State and Municipal Securities	$9,956	$357	$(10)	$10,303
MATERIAL CHANGES IN FINANCIAL CONDITION
Changes in the balance sheet for the nine months ended September 30, 2005 include an increase in total assets, primarily in loans and cash and due from banks, and an increase in liabilities primarily in savings, interest bearing demand deposits and non-interest bearing demand deposits.
At September 30, 2005, total assets increased 4.3% or approximately $14.3 million over total assets at December 31, 2004. Major components of the change in assets were:
•	$7.6 million increase in cash and due from banks or 56.0%

•	$5.1 million decrease in interest bearing deposits in banks or (73.3%)

•	$11.0 million decrease in securities available for sale or (15.5%)

•	$27.7 million increase in net loans or 13.1%

•	$5.4 million decrease in federal funds sold or (93.4%)
Loans were generally made to customers within Bancorp’s market area. The increases were primarily funded by proceeds from increased deposits, matured securities, interest bearing deposits in banks, and federal funds. Management believes the economic conditions in its market areas have been slowly improving which, along with continuing market penetration, has contributed to the loan growth as of September 30, 2005 as compared to December 31, 2004. Of the $27.7 million increase in loans since December 31, 2004, approximately $13.5 million was generated by the Bank’s loan officers in its market area and approximately $14.2 million was generated by the purchase of loan participations from community banks in Oregon. Management uses the same internal underwriting and loan review process when purchasing loans as it does for its own loan generation by its loan officers. Citizens Bank has a history of conservative loan underwriting and management is unwilling to compromise its standards for growth. The Bank has a history of minimal loan charge-offs due to its exceptional underwriting policies, standards, and loan review processes. The Bank’s loan officers are actively calling and management anticipates that the loan portfolio will continue to grow in 2005 with high quality loans that are appropriately priced.
Bancorp experienced an increase in demand and savings and interest bearing deposits, and a decrease in time certificates of deposit and repurchase agreements during the nine months ended September 30, 2005. Major components of the change in liabilities were:

•	$13.0 million increase in demand deposits or 25.1%

•	$17.3 million increase in savings and interest bearing demand or 12.1%

•	$2.1 million decrease in time certificates of deposits or (5.1%)

•	$21.5 million decrease in repurchase agreements or (38.7%)

•	$2.3 million decrease in other liabilities or (66.0%), due to the payment of the cash dividend to shareholders

•	$5.0 million increase in other borrowings or 293.6%
Total demand deposits increased for the period ending September 30, 2005 by $13.0 million or 25.1% when compared to December 31, 2004. Management believes a portion of the 25.1% growth in demand deposits are in new core customer relationships due to calling efforts in our market areas. A portion of the increase is also due to large deposits made at September month-end by several of the Bank’s large corporate depositors. A portion of those deposits will eventually be used by those customers in their normal business cycle.
Repurchase account (REPO) balances decreased by approximately $21.5 million or 38.7%. The majority of these funds moved into higher yielding money market accounts which partially contributed to the approximately $17.3 million increase in savings and interest bearing demand deposits. The Bank changed the structure of its customer REPO accounts to limit the deposit balance to a maximum of $2.5 million per account. The Bank offered a higher yielding money market account to those account holders who tend to be its largest depositors. The change in the account structure has enabled the Bank to release underlying securities totaling approximately $25 million which were pledged as collateral to the REPO accounts.
The continuing decrease in time certificates of deposits is a management strategy not to pay above-market rates for time deposits as a source of funding. Liquidity is well within the Bank’s established asset-liability guidelines and the Bank continues to grow non-interest sensitive core deposits through its strong customer relationship style of banking.
Other borrowings increased $5.0 million for the first nine months of 2005 as compared to December 31, 2004. The increase is a result of match funding a 15 year term loan in the loan portfolio with a borrowing from the Federal Home Loan Bank for the same term giving the Bank a fixed spread on the transaction.
MATERIAL CHANGES IN RESULTS OF OPERATIONS
Bancorp reported net income of approximately $3,984,000 or $.86 per common share, for the nine months ended September 30, 2005, compared to net income of approximately $3,430,000 or $.74 per common share, for the same period in 2004. This represents an increase in net income of 16.2%. Net income for the quarter ended September 30, 2005, was approximately $1,376,000 or $.30 net income per common share, compared to net income of approximately $1,312,000, or $.28 per common share, for the same period in 2004. This represents an increase in net income of 4.9%. The increase during this period was largely attributable to an increase in interest income on loans which was result of loan growth as compared to the same period in 2004.
Total interest income increased approximately $2,080,000 or 18.2% for the nine months and $820,000 or 20.9% for the three months ended September 30, 2005 as compared to the same periods in 2004. These increases for both the nine-month and three-month periods were primarily the result of the growth in interest income from loans as a result of loan growth from the comparable periods in 2004.
Total interest expense increased approximately $954,000 or 81.3% for the nine months and $419,000 or 103.5% for the three months ended September 30, 2005 as compared to the same periods in 2004. The increase in interest expense on deposits for these periods was the result of higher interest rates paid resulting from overall market rate increases and growth in both deposits and borrowed funds compared to the same period in 2004. Interest expense on borrowed funds increased as a result of the need for funding loan growth with borrowings. Borrowings will be paid off as securities in the investment portfolio mature except for the $5.0 million in borrowings used to fund a commercial loan with match funding that supports a spread in that specific loan transaction.
Net interest income for the nine months ended September 30, 2005 increased approximately $1,126,000 or 11.0% and $401,000 or 11.4% for the three month period ended September 30, 2005 as compared to the same periods in 2004. The increase in both the nine month and three month period ended September 30, 2005 was primarily a result of the increase in interest income on loans compared to the same periods in 2004.
Total non-interest income decreased approximately $327,000 or 9.5% for the nine months and $304,000 or 22.4% for the three months ended September 30, 2005 as compared to the same periods in 2004. The primary decreases in non-interest income in 2005 were due to a decrease in service charge income as compared to the same period in 2004 and the gain on the sale of the Veneta Branch which closed in September 2004 for a gain on sale of $291,000 compared to no sales in 2005. The decrease in service charge income was primarily a result of the increase in the earning credit rate on business accounts and the loss of service charge income as a result of the sale of the Veneta Branch deposit accounts as compared to the same period ending September 30, 2004. As market rates have increased, the Company has increased the earning credit rate which offsets service charges on its business account product. This has caused service charges on business accounts to be lower for the period ending September 30, 2005 as compared to the same period in 2004. Revenue on Merchant Bankcard increased $178,000 or 19.1% for the nine months and $63,000 or 18.6% for the three months ended September 30, 2005 as compared to the same periods in 2004. The Company had a $92,000 gain on sale of assets for the period ending September 30, 2005 and no gain on sale of assets for the same period in 2004. The $92,000 gain on sale of assets was a result of the sale of a land partition of the Dallas branch property.
Total non-interest expense increased $158,000 or 1.9% for the nine months and increased $61,000 or 2.2% for the three months ended September 30, 2005, as compared to the same periods in 2004. Non-interest expense increased for the nine months ending September 30, 2005 as a result of routine adjustments in staff salaries and merchant bankcard expense, which was a result of increases in both the number of merchant accounts and account volume as compared to the same period in 2004.
CREDIT LOSS PROVISION
The Bank maintains an allowance for credit losses on loans that occur from time to time as an incidental part of the business of banking. The allowance is increased by provisions charged to earnings and by recoveries on loans previously charged off, and is reduced by loan charge offs.
During the nine months ended September 30, 2005, the Bank funded the allowance for credit losses $108,000 from operations as compared to $109,000 for the same nine-month period of 2004. For the three month period ending September 30, 2005, the Company funded the allowance for credit losses $41,000 as compared to $32,000 for the same three month period in 2004. The Bank experienced $117,000 in credit losses and $6,000 in recoveries for the nine months ended September 30, 2005 and $72,000 in credit losses and $0 in recoveries for the same period ended September 30, 2004. Historically, the Bank’s loan charge-off levels have been very low compared to its peers. The Bank funds the allowance for credit losses based on its analysis of delinquencies, loan types, risk ratings, classifications, and other factors affecting the loan portfolio. Management believes that the allowance for credit losses at September 30, 2005 of $2,787,000 or 1.15% of total loans is adequate.
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
The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first nine months of 2005. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income that is adjusted for non-cash items and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of both proceeds from maturities and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Bank’s deposit accounts and repurchase agreements.
As of September 30, 2005, shareholders’ equity totaled $43,152,000 as compared to $38,401,000 at December 31, 2004, an increase of 12.4%. This increase in equity was primarily due to the Company’s net income.
The total number of shares of Bancorp’s common stock that may be issued upon the exercise of all options granted under the Incentive Stock Option Plan may not exceed in the aggregate four percent (4%) of Bancorp’s issued and outstanding shares of common stock. As of September 30, 2005, the maximum number of shares issuable under the Incentive Stock Option Plan was

181,460 shares. As of September 30, 2005, options for 177,767 shares had been granted, options for 21,042 shares exercised, and options for 18,604 shares expired under this Plan.
The total number of shares of Bancorp’s common stock that may be issued under the Stock Bonus Plan may not exceed in the aggregate one percent (1%) of Bancorp’s issued and outstanding shares of common stock. As of September 30, 2005, the maximum number of shares issuable under the Stock Bonus Plan was 45,365 on that date. As of September 30, 2005, 265 shares had been issued under this Plan.
Capital ratios for Citizens Bancorp and Citizens Bank were as follows as of the dates indicated:

	September 30, 2005			December 31, 2004
		Adequately			Adequately
		Capitalized	Well Capitalized		Capitalized	Well Capitalized
	Ratio	Standards	Standards	Ratio	Standards	Standards
Tier 1 Leverage Capital
Consolidated	12.67%	4%	N/A	11.58%	4%	N/A
Citizens Bank	12.78%	4%	5%	11.69%	4%	5%
Tier 1 Risk Based Capital
Consolidated	15.45%	4%	N/A	15.29%	4%	N/A
Citizens Bank	15.42%	4%	6%	15.25%	4%	6%
Total Risk Based Capital
Consolidated	16.44%	8%	N/A	16.39%	8%	N/A
Citizens Bank	16.41%	8%	10%	16.35%	8%	10%
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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

Date: November 2, 2005		/s/ William V. Humphreys

	By:	William V. Humphreys
President and
Chief Executive Officer

Date: November 2, 2005		/s/ Lark E. Wysham

	By:	Lark E. Wysham
Executive Vice President and
Chief Financial Officer