Form 10-K
period 2005-12-31
CITIZENS BANCORP/OR
filed 2006-03-22
CIK 1048575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
Securities registered under Section 12(b) of the Exchange Act: none
Securities registered under Section 12(g) of the Exchange Act: common stock, no par value
     Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, as defined in Rule 12b-2 of the Act.
Large accelerated filer ☐                     Accelerated filer ☐                      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There is no active trading market for the Registrant’s common stock. The Registrant’s common stock is not listed on any exchange or quoted on Nasdaq. The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2005 (the last business day of the most recently completed second quarter) was $71,046,613, based on the last sale of $18.00 per share on June 30, 2005.
     As of February 15, 2006 there were 4,739,915 shares of registrant’s common stock issued and outstanding, of which 4,002,629 were held by non-affiliates.
     DOCUMENTS INCORPORATED BY REFERENCE. Part III of this Form 10-K incorporates by reference portions of the definitive 2006 Annual Meeting Proxy Statement sent to the Company’s shareholders in connection with its April 18, 2006 Annual Meeting of Shareholders.

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
The Company operates through a two-tiered corporate structure. At the holding company level the affairs of the Company are overseen by a Board of Directors elected by the shareholders of the Company at the annual meeting of shareholders. The business of the Bank is overseen by a Board of Directors elected by the Company, the sole owner of the Bank. As of the date of this Form 10-K the respective members of the Board of Directors of the Bank and the Board of Directors of the Company were identical.
The Company is authorized to issue up to 10,000,000 shares of common stock, no par value. The Company operates a Dividend Reinvestment Plan, of which 401,647 shares have been issued as of December 31, 2005. As of December 31, 2005 there were a total of 4,670,386 shares of the Company common stock issued and outstanding. Citizens Bank is the registered transfer agent for the Company’s common stock.
Citizens Bank was chartered October 1, 1957 by the State of Oregon as a commercial bank. Beginning with a single office in Corvallis, Citizens Bank has since expanded to an additional nine locations in the five counties of Benton, Linn, Lane, Yamhill, and Polk. Branches are located in the communities of Corvallis, Philomath, Albany, Junction City, McMinnville, Harrisburg, Dallas, and Springfield.
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
The Company’s primary goal is to improve shareholder value through increased earnings while maintaining a high level of safety and soundness. The Company is committed to independence and long-term performance strategies. As a result of its corporate culture, the Company continues to show good performance as evidenced by the five-year history of growth in the following selected areas:

(Thousands)	2005	2004	2003	2002	2001
Net Income	$5,327	$4,352	$5,012	$4,858	$4,028
Return on Average Equity	12.90%	11.23%	14.06%	15.32%	13.76%
Return on Average Assets	1.58%	1.32%	1.59%	1.64%	1.48%
Average Equity to Average Assets	12.26%	11.58%	11.32%	10.73%	10.74%
Dividend Payout Ratio	44.64%	48.42%	41.82%	38.32%	38.64%
Total Loans (net)	$230,547	$210,951	$185,053	$178,333	$171,196
Total Deposits	$254,083	$235,482	$235,759	$227,363	$231,821
Total Assets	$338,900	$334,588	$326,269	$312,639	$278,529
Total Equity	$42,296	$38,401	$35,617	$32,330	$29,524
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
Employees
At December 31, 2005 the Bank had 131 full-time equivalent employees. The Bank values its employees. They are actively engaged individually and as a team in contributing to the Bank’s realization of its culture and mission. None of the employees of the Bank are subject to a collective bargaining agreement. A number of benefit programs are available to eligible employees including group medical insurance plans, paid time off, group life insurance, and a 401(K) plan.
Competition
At December 31, 2005, the Bank was among the top 10 largest commercial banks headquartered in the State of Oregon as measured by the State of Oregon’s division of Finance and Corporate Securities. The Bank competes for business with other commercial banks as well as savings and loan associations, credit unions, mortgage companies, insurance companies, investment banks, securities brokerages and other non-bank financial service providers. Banking in the State of Oregon is substantially dominated by several very large banking institutions whose headquarters are not in Oregon. They include Wells Fargo Bank, US Bank, Key Bank, Washington Mutual Bank, and Bank of America. Together these large organizations hold a majority of the deposit and loan balances held by banks in the State of Oregon. The Bank attempts to offset some of the advantages of these larger competitors through superior relationship building with the customer, better service, quicker response to the customers’ needs, and local decision-making. We rely on the fact that many businesses and individuals within small Oregon communities want to see their money stay within the local economy, rather than see it used to fund loans in distant places.
2005 Activities
In January 2005, Citizens Bancorp sold commercial property it owned for a before tax gain of $92,000. The sale was a partition of the Dallas branch property and a commercial building on that portion of the land.
In October 2005, the Bank transferred its merchant bankcard servicing rights to Western States Bankcard Association (“WSBA”). The Bank considered the transfer a prudent business decision allowing it to alleviate the liability risk of this service and to offer its merchant business customers a broader range of products and services. The Bank will continue to market the merchant processing program and receives fee income from WSBA for the portfolio of active merchants. Three of the four employees in this department filled job openings in other areas of the Bank.

On November 15, 2005, the Company declared a cash dividend of $.50 per share to shareholders of record on November 25, 2005, payable January 10, 2006. The higher dividend of $.50 per share as compared to $.46 in 2004 and 2003, reflects the Company’s strong performance for the period ending December 31, 2005.
SUPERVISION AND REGULATION
General
We are extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors, not shareholders. The discussion below describes and summarizes certain statutes and regulations affecting the banking industry. These descriptions and summaries are qualified in their entirety by reference to the particular statute or regulation. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may also be affected by changes in the policies of banking and other government regulators. We cannot accurately predict the nature or extent of the possible future effects on our business and earnings of changes in fiscal or monetary policies, or new federal or state laws and regulations.
Federal Bank Holding Company Regulation
General. As a financial bank holding company, the Company is subject to the Bank Holding Company Act of 1956, as amended, which places the Company under the supervision of the Federal Reserve. In general, the Bank Holding Company Act limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must file reports with the Federal Reserve and must provide it with such additional information as it may require.
Holding Company Bank Ownership. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares, (2) acquiring all or substantially all of the assets of another bank or bank holding company, or (3) merging or consolidating with another bank holding company.
Holding Company Control of Nonbanks. With some exceptions, the Bank Holding Company Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.
Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.
Tying Arrangements. We are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor its subsidiaries may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by us or (2) an agreement by the customer to refrain from obtaining other services from a competitor.
Support of Subsidiary Banks. Under Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength to the Bank. This means that the Company is required to commit, as necessary, resources to support the Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks. State Law Restrictions. As an Oregon corporation, the Company is subject to certain limitations and restrictions under applicable Oregon corporate law. For example, state law restrictions in Oregon include limitations and restrictions relating to lending limits related to individual borrowers, indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records, and minutes, and observance of certain corporate formalities.
Federal and State Regulation of Citizens Bank
General. The Bank is an Oregon commercial bank with deposits insured by the FDIC. As a result, the Bank is subject to supervision and regulation by the Oregon Department of Consumer and Business Services and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.
Community Reinvestment. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.
Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not covered above and who are not employees, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.
Regulation of Management. Federal law (1) sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency; (2) places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and (3) prohibits management personnel of a bank from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.
Safety and Soundness Standards. Federal law imposes upon banks certain non-capital safety and soundness standards. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.
Interstate Banking And Branching
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.
FDIC regulations prohibit banks from using their interstate branches primarily for deposit production. The FDIC has implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.
Oregon has enacted “opting in” legislation in accordance with the Interstate Act provisions allowing banks to engage in interstate merger transactions, subject to certain “aging” requirements. Oregon restricts an out-of-state bank from opening de novo branches. However, once an out-of-state bank has acquired a bank within Oregon, either through conversion, merger or assumption of all or substantially all of the bank’s Oregon deposit liabilities, the out-of-state bank may open additional branches within Oregon.
Deposit Insurance
The Bank’s deposits are currently insured to a maximum of $100,000 per depositor (in some instances up to $100,000 per deposit account, depending on the ownership category of the account) through the Bank Insurance Fund administered by the FDIC. The Bank is required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.
The FDIC is also empowered to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Under the Federal Deposit Insurance Reform Act of 2005, the Bank Insurance Fund will be merged with the Savings Association Insurance Fund into a new Deposit Insurance Fund in 2006, and the maximum deposit insurance amounts will be subject to inflation adjustments every five years, commencing April, 2010.
Dividends
The principal source of the Company’s cash reserves is dividends received from the Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if doing so would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. State laws also limit a bank’s ability to pay dividends.
Capital Adequacy
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
Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of average total assets, less intangibles. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators expect an additional cushion of at least 1% to 2%.
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
The federal banking agencies, including the FDIC and the Federal Reserve, are considering various revisions to the existing risk-based capital framework that would enhance its risk sensitivity. Whether such revisions are implemented or what effect they might have on the Company or the Bank cannot be predicted at this time, but we do not expect our operations to be significantly impacted.
Corporate Governance and Accounting Legislation
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Act”) addresses, among other things, accounting fraud and corporate governance matters. The Act establishes an accounting oversight board to enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. In addition, it also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to adopt and disclose information about corporate governance practices, including whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”
The Act also requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings. To deter wrongdoing, the Act: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.
As a publicly reporting company, we are subject to the requirements of the Act and related rules and regulations issued by the SEC. We anticipate that we will continue to incur additional expense, including ongoing compliance with Section 404, as a result of the Act and the related rules and regulations issued by the SEC.
Anti-terrorism Legislation
USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) is intended to combat terrorism and is expected to be renewed with certain amendments in 2006. Among other things, the USA Patriot Act currently (1) prohibits banks from providing correspondent accounts directly to foreign shell banks; (2) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals (3) requires financial institutions to establish an anti-money-laundering compliance program, and (4) eliminates civil liability for persons who file suspicious activity reports. The Act also increases governmental powers to investigate terrorism, including expanded government access to account records. While we believe the USA Patriot Act may, to some degree, affect our record keeping and reporting expenses, we do not believe that it will have a material adverse effect on our business and operations.

Financial Services Modernization
Gramm-Leach-Bliley Act of 1999. The Financial Services Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, brought about significant changes to the laws affecting banks and bank holding companies. Generally, the Act (i) repealed the historical restrictions on preventing banks from affiliating with securities firms, (ii) provided a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadened the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provided an enhanced framework for protecting the privacy of consumer information and (v) addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.
Bank holding companies that qualify and elect to become financial holding companies can engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities underwriting activities. In addition, in a change from previous law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities, so long as the company meets certain regulatory requirements. The act also permits national banks (and, in states with wildcard statutes, certain state banks), either directly or through operating subsidiaries, to engage in certain non-banking financial activities.
We do not believe that the act will negatively affect our operations in the short term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer, and these companies may be able to aggressively compete in the markets we currently serve.
Effects Of Government Monetary Policy
Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.
Website Access to Reports
Citizens Bancorp makes available free of charge, all periodic and current reports as soon as reasonably practicable after such material is electronically filed with, or furnished to the Securities and Exchange Commission (“SEC”). The Company’s website address is www.citizensEbank.com
ITEM 1A. RISK FACTORS
In addition to the other information contained in this report, the following risks may affect the Company. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.
Management of Growth. Our financial performance and profitability will depend on our ability to manage recent and possible future growth. Although management believes that it has substantially integrated the business and operations of growth, there can be no assurance that unfore-seen issues relating to growth will not adversely affect us. In addition, any future acquisitions and/or continued growth may present operating and other problems that could have an adverse effect on our business, financial condition and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced.
Changes in Market Interest Rates. Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and decrease during times of falling interest rates. With any further declines in interest rates, our ability to proportionately decrease the rates on our deposit sources may not be possible due to competitive pressures given our current exceptionally low cost of funds. This may result in a larger decrease in our interest rate spread. Although we believe our current level of interest rate sensitivity is reasonable, significant decreases in interest rates may have an adverse effect on our business, financial condition and results of operations. Should interest rates increase in 2006, our interest rate spread could be expected to improve once loans with floors float off their floor and investments are redeployed into higher yielding securities.
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
In fact, the Federal Deposit Insurance Corporation recently issued a pronouncement alerting banks to their concern about banks with a heavy concentration of commercial real estate loans.
The Bank has credit risk exposure, including off-balance sheet credit risk exposure, as disclosed in Notes 4 and 10. The ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate loans and typically maintains loan to value ratios of no greater than 70% to 80%.
The Bank has loan concentration in real estate, particularly in commercial real estate. These loans require additional evaluation, including, but not limited to industry, geographic, and collateral analysis. Commercial real estate is further broken down to reflect owner occupied and non-owner occupied properties. Any non-owner occupied category that is over 100% of tier 1 capital is further analyzed as to the type of property being taken as collateral.
The contractual amounts of credit related financial instruments such as commitments to extend credit and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. Letters of credit were granted primarily to commercial borrowers.
Marketability of Common Stock. There is no active market for our outstanding shares, and it is unlikely that an established market for our shares will develop in the near future. We presently do not intend to seek listing of the shares on any securities exchange, or quotation on the Nasdaq interdealer quotation system. It is not known whether significant trading activity will take place for several years, if at all. Accordingly, our shares should be considered as a long-term investment.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
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
The first floor serves as the main banking office for the Bank. It is occupied by a manager, a lending staff, an operations staff, tellers, marketing officer, merchant services officer, new accounts staff, and mortgage department staff.
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

Springfield Office (5)
2073 Olympic Street
Suite 100
Springfield, Oregon

(1)	Mennonite Home, satellite office of the East Albany Branch. This limited facility is open to the large retirement/assisted living center for two hours Monday through Friday. Lease renewed on March 1, 2004 for a three-year term.

(2)	Premises leased under an original lease agreement dated May 1, 1970 and a supplemental lease agreement dated August 16, 1994. The lease expires January 31, 2020.

(3)	Ground lease under ground lease agreement dated May 29, 1998. The lease expires in year 2048.

(4)	Premises leased under a lease agreement dated May 4, 2001. The lease expires May 4, 2006, with the right to renew for two additional periods of five years each.

(5)	Premises leased under a lease agreement dated June 1, 2003. The lease expires on May 31, 2008 with the right to renew for two additional periods of three years each.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of the year ended December 31, 2005, no matters were submitted to the Company’s security holders through the solicitation of proxies or otherwise.
PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITES
There is no established market for the Company’s common stock, and the stock is not listed on and does not trade on or through any exchange or quotation system. There is no expectation that an established market will develop for the Company’s common stock. As the transfer agent for the Company’s common stock, Citizens Bank keeps an informal record of persons expressing an interest in buying or selling the Company’s common stock but does not solicit buyers or sellers. Citizens Bank also keeps some informal records of prices paid and received for the Company’s common stock by parties which provide that information to the bank. Neither the Company nor the Bank does or will recommend prices for the Company’s common stock.
There were 1,290 holders of record of the Company’s no par value common stock as of February 15, 2006, and an estimated 89 additional beneficial holders whose stock was held in street name by brokerage houses. The last transaction price of the Company’s common stock of which the Company is aware was $18.50 per share on February 15, 2006.

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

	High	Low
2001	$14.50	$9.75
2002	$15.00	$11.45
2003	$18.50	$12.49
2004	$18.50	$16.50
2005	$20.00	$16.00
Per share information for the current and prior periods have been adjusted to reflect the effect of any stock dividends and stock splits.
The following table sets forth certain transaction prices per share for shares of the Company’s common stock for the quarterly periods shown. This information is subject to the qualifications set forth above.

	High	Low
2005
First quarter	$17.50	$16.50
Second quarter	$18.00	$16.00
Third quarter	$20.00	$17.00
Fourth quarter	$19.45	$17.95

2004
First quarter	$18.50	$17.35
Second quarter	$17.50	$17.00
Third quarter	$17.35	$16.85
Fourth quarter	$18.50	$16.50
The Company’s board of directors authorized a stock repurchase program in 2002, which remains in effect. Under the program, the Company may repurchase shares of its stock at market prices from time to time up to an amount per share as authorized by the board of directors. For the 2005 and 2004 fiscal year, no stock repurchases were made under the program. There were 12,536 shares repurchased in 2003.

EQUITY COMPENSATION PLAN INFORMATION
     The following table shows the status of option grants under the Plan as of December 31, 2005:
Equity Compensation Plan Information

# of Securities to
	Be Issued on		# of Securities Remaining
	Exercise of	Weighted-Average	Available for Future Issuance
	Outstanding	Exercise Price of	Under Plan (Excluding
	Options	Outstanding Options	Securities in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	151,651	$14.17	49,078 (1)

Equity Compensation Plans Not Approved by Security Holders	-0-	-0-	-0-

Total	151,651	$14.17	49,078

(1)	Includes 3,993 shares issuable under the 1998 incentive stock option plan and 45,085 shares issuable under the 1998 stock bonus plan.
Citizens Bank/Bancorp, Common Equity Holding. As of December 31, 2005, there were 4,670,386 shares outstanding, held by 1,270 shareholders of record. As of February 15, 2006, there were 1,290 holders of Citizens Bancorp and 4,739,915 shares outstanding. Since December 31, 2005, 64,951 shares were issued under the Dividend Reinvestment Plan.
Holders are determined on the basis of ownership. Each entity that owns one or more shares is determined to be a holder. Holders can be individuals, partnerships, corporations, trusts, or any entity that can legally hold assets. Two or more individuals together can also be a holder, such as a husband and wife or a parent and child.
The following sets forth, for the calendar years shown, the cash and stock dividends per share of common stock declared by Citizens Bancorp.

	Cash Dividend	Stock Dividend
2001	$.34	—
2002	$.41	—
2003	$.46	10%
2004	$.46	—
2005	$.50	—
Per share information for prior periods reflect the effects of the stock dividends.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and accompanying notes presented herein.
(In thousands, except share data)

			% increase
			(decrease)
Year ended December 31,	2005	2004	2005 to 2004	2003	2002	2001
EARNINGS
Total interest income	$18,468	$15,341	20.38%	$16,312	$17,575	$18,755
Total interest expense	3,017	1,667	80.98%	2,082	3,322	5,674
Net interest income	15,451	13,674	13.00%	14,230	14,253	13,081

Provision for credit losses	155	142	9.15%	270	624	733

Net interest income after provision for credit losses	15,296	13,532	13.04%	13,960	13,629	12,348

Total non-interest income	3,886	4,428	(12.24%)	4,113	3,773	3,396
Total non-interest expense	11,154	11,199	(0.40%)	10,203	9,793	9,181

Income before taxes	8,028	6,761	18.74%	7,870	7,609	6,563
Income taxes	2,701	2,409	12.12%	2,858	2,751	2,535
Net income	$5,327	$4,352	22.40%	$5,012	$4,858	$4,028
PER SHARE DATA (1)
Net income basic	$1.12	$.94	19.15%	$1.10	$1.07	$.88
Net income diluted	1.11	.94	18.09%	1.09	1.07	.88
Cash dividends	.50	.46	8.70%	.46	.41	.34
Book value	9.06	8.31	9.03%	7.82	7.20	6.54

PERIOD END BALANCES
Total assets	$338,900	$334,588	1.29%	$326,269	$312,639	$278,529
Net loans	230,547	210,951	9.29%	185,053	178,333	171,196
Deposits	254,083	235,482	7.90%	235,759	227,363	231,821
Repurchase agreements	36,590	55,446	(34.01%)	50,907	48,059	14,298
Shareholders’ equity	42,296	38,401	10.14%	35,617	32,330	29,524

PERFORMANCE RATIOS
Return on Average Assets	1.58%	1.32%		1.59%	1.64%	1.48%
Return on Average Equity	12.90%	11.23%		14.06%	15.32%	13.76%
Dividend Payout Ratio	44.64%	48.94%		41.82%	38.32%	38.64%
Average Equity to Average Assets	12.26%	11.75%		11.32%	10.73%	10.74%
Efficiency Ratio (2)	56.70%	60.88%		54.92%	53.63%	55.03%

(1)	Per share amounts and the average number of shares outstanding have been restated for a stock dividend of 10% in 2003.

(2)	The efficiency ratio is computed by dividing total non-interest expenses by the total of net interest income and total non-interest income. Net interest income used in the calculation includes tax equivalent adjustments (at the federal statutory rate of 34%) related to income on securities and loans that are exempt from federal taxes.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to provide a more comprehensive review of the Company’s operating results and financial condition than can be obtained from reading the Consolidated Financial Statements alone. The discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto included as part of this Form 10-K.
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
Securities Available for Sale. Securities available for sale consist of debt securities that the Bank intends to hold for an indefinite period, but not necessarily to maturity. Such securities may be sold to implement the Bank’s asset/liability management strategies and in response to changes in interest rates and similar factors. Securities available for sale are reported at fair value. Unrealized gains and losses, net of the related deferred tax effect, are reported as a net amount in a separate component of shareholders’ equity entitled “accumulated other comprehensive income (loss).” Realized gains and losses on securities available for sale, determined using the specific identification method, are included in earnings. Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity.
Income Taxes. Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of assets and liabilities, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
Results of Operations for Years Ended December 31, 2005, 2004, and 2003.
Net Income. For the three years ended December 31, 2005, 2004, and 2003 the Company’s net income was $5.327 million, $4.352 million, and $5.012 million, respectively. 2005 net income increased $975 thousand or 22.4% as compared to 2004, which decreased $660 thousand or 13.2% over 2003. The Company’s increased net income in 2005 resulted primarily from an increase in interest income on loans. The Company’s increase in loan income was a result of a combination of loan growth and an increase in loan rates which was a result of the continuing increases in market rates in 2005 as compared to the same period in 2004 and 2003. Loan totals increased $19.6 million or 9.1% for the period ending December 31, 2005 as compared to the same period in 2004 which increased $25.9 million or 14.0% over 2003.
The average rate earned on loans for 2005, 2004, and 2003 was 7.2%, 6.8%, and 7.5%, respectively. The net increase in the average loan yield was due to the increase in market rates in 2005, as compared to the same period in 2004. Management believes that the customer relationships developed by its experienced loan officers and the purchase of loan participations from community banks in Oregon contributed to the increase in loan volumes in 2005. Of the $19.6 million increase in total loans since December 31, 2004, approximately $11.6 million was generated by the Company’s loan officers in its market area and approximately $8.0 million was generated by the purchase of loan participations. Management uses the same internal underwriting and loan review process when purchasing loans as it does for its own loans generated by its loan officers.
The 2005 decrease in the investment portfolio income was primarily due to lower volumes of securities as compared to 2004 as a result of maturing bonds being deployed to fund loan growth which produced higher returns.
The increase in average earning assets in 2005 is primarily reflected in increases in loan volumes. Average yields on earning assets for 2005, 2004, and 2003 were 6.1%, 5.3%, and 5.8%, respectively.
Interest Income. Interest income totaled $18.5 million for the year ended December 31, 2005, a 20.4% increase from the $15.3 million for 2004, which was a 6.0% decrease from the $16.3 million for 2003. The increase for the period ending December 31, 2005 as compared to the same periods in 2004 and 2003 was a result of both volume and rate increases on loans. The decrease in interest income on securities for the period ending December 31, 2005 as compared to 2004 and 2003 was a result of decreased volumes of securities.

Interest Expense. Interest expense for the year ended December 31, 2005 was $3.0 million, an 81.0% increase from the $1.7 million expense for 2004, which was a 19.9% decrease over the $2.1 million expense for 2003. The increase in interest expense in 2005 resulted primarily from higher interest rates paid on deposits and higher volumes of deposits as compared to the same period in 2004. The decrease in 2004 as compared to 2003 was primarily the result of lower rates paid on deposits for the same period. The Company increased the rates it paid on deposits in 2005 as a result of increasing market rates. The Company has a very low cost of funds as compared to peer banks. The overall cost of funds, including demand deposits, for the years ending 2005, 2004, and 2003 was 1.0%, .7%, and .9% respectively. Management believes its relationship style of banking and outstanding customer service contributes to its low funding cost.
Net Interest Income. Net interest income for the years 2005, 2004, and 2003 was $15.5 million, $13.7 million, and $14.2 million, respectively. Additionally, for the same periods beginning with 2005, net interest margins, on a tax equivalent basis, were 5.1%, 4.7%, and 5.1%, respectively. Net interest income increased for the same period ending 2005 as compared to the same periods in 2004 primarily due to rate and volume increases on loans that exceeded the interest expense increase in deposits from both rate and volume increases. Despite an increase in volumes, the decrease in the net interest margin from 2003 to 2004 was primarily due to the reduced average rates earned on loans and investment securities, which had a greater impact than the reduced cost of interest bearing liabilities. 2004 was also impacted by several large loans transferred to non-accrual status in the fourth quarter of 2004.

The following table sets forth, for the periods indicated, interest income and interest expense with the resulting average yield or rate by category of average earning assets and average interest bearing liabilities.

		Average Balances and Tax-Equivalent Net Interest Margin
		2005			2004			2003
Year Ended December 31,	Average	Int. Income	Avg. Rate	Average	Int. Income	Avg. Rate	Average	Int. Income	Avg. Rate
(In thousands)	Balance	(Expense)	Earned/ Paid	Balance	(Expense)	Earned/ Paid	Balance	(Expense)	Earned/ Paid
ASSETS
Loans (1)(2)(4)	$230,196	$16,565	7.20%	$194,168	$13,142	6.77%	$186,498	$13,976	7.49%
Investment securities: (3)
Taxable	65,671	1,622	2.47%	81,561	1,665	2.02%	73,244	1,728	2.36%
Tax-exempt (1)(5)	9,067	539	5.94%	11,890	643	5.41%	11,484	688	6.00%
Total Investment Securities	74,738	2,161	2.89%	93,451	2,308	2.45%	84,728	2,416	2.85%
Interest bearing deposits in banks, federal funds sold and other investments	3,726	79	2.12%	7,677	117	1.52%	13,671	154	1.13%
Total earning assets	308,660	18,805	6.09%	295,296	15,567	5.27%	284,897	16,546	5.81%
Cash and due from banks	14,918			21,095			17,736
Premises and equipment — net	7,416			7,765			6,760
Other assets	8,508			8,429			8,184
Allowance for credit losses	(2,753)			(2,792)			(2,687)
Total	$336,749			$329,793			$314,890
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Savings, MMDA, NOW	$157,243	(1,232)	.78%	$145,867	(387)	.27%	$136,504	(448)	.33%
Time	38,630	(779)	2.02%	45,606	(577)	1.27%	51,842	(926)	1.79%
Total interest- Bearing deposits	195,873	(2,011)	1.03%	191,473	(964)	.50%	188,346	(1,374)	.73%
Repurchase agreements	40,947	(788)	1.92%	49,005	(684)	1.40%	44,532	(699)	1.57%
Other borrowings	5,835	(218)	3.74%	1,279	(19)	1.49%	978	(9)	.92%
Total interest-bearing liabilities	242,655	(3,017)	1.24%	241,757	(1,667)	.69%	233,856	(2,082)	.89%
Demand deposits	51,153			48,060			44,109
Other liabilities	1,649			1,238			1,274
Shareholders’ equity	41,292			38,738			35,651
Total	$336,749			$329,793			$314,890
Net interest income (1)		$15,788			$13,900			$14,464
Interest income as a % of avg. earning assets			6.09%			5.27%			5.81%
Interest expense as a % of avg. earning assets			.98%			.56%			.73%
Net interest margin			5.12%			4.70%			5.08%

(1)	Includes taxable equivalent adjustments related to income on securities and loans that are exempt from federal income taxes. The federal statutory rate was 34%.

(2)	For purposes of these calculations, nonaccrual loans are included in the average loan balance outstanding. Loan fees and late charges of $322, $373, and $697 are included in interest income for 2005, 2004 and 2003.

(3)	For purposes of computation of the average yield on investments available for sale, historical cost balances were utilized, therefore the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

(4)	The non-tax effected average rate for loans for the periods ending December 31, 2005 and 2004 were 7.13% and 6.75%, respectively. There were no outstanding tax exempt loans for the period ending December 31, 2003.

(5)	The non-tax effected average rate for tax-exempt securities for the periods ending December 31, 2005, 2004, and 2003 were 2.62%, 2.17%, and 2.37% respectively.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volumes and rates. Changes not due solely to volume or rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

		2005 versus 2004			2004 versus 2003
		Increase (decrease)			Increase (decrease)
		Due to change in			Due to change in
	Average	Average	Net	Average	Average	Net
(in thousands)	Volume	Rate	Change	Volume	Rate	Change
INTEREST INCOME
Loans	$2,672	$751	$3,423	$558	$(1,392)	$(834)
Investment securities	377	(524)	(147)	332	(440)	(108)
Interest-bearing deposits in banks, Federal funds sold, and other investments	(74)	36	(38)	(81)	44	(37)
Total interest income	2,975	263	3,238	809	(1,788)	(979)

INTEREST EXPENSE
NOW, MMDA & Savings deposits	28	817	845	29	(90)	(61)
Time deposits	(99)	301	202	(134)	(215)	(349)
Repurchase agreements	(125)	229	104	67	(82)	(15)
Other borrowings	140	59	199	3	7	10
Total interest expense	(56)	1,406	1,350	(35)	(380)	(415)
Changes in net Interest income	$3,031	$(1,143)	$1,888	$844	$(1,408)	$(564)
The following chart further reflects changes in average balances and rates from the year ended December 31, 2004 to the year ended December 31, 2005.

Increase (Decrease) In Average Balance:		Increase (Decrease) In Average Rate:
Loans	18.56%	Loans	6.32%
Investments	(20.02%)	Investments	17.07%
Fed funds sold and deposits in banks	(51.47%)	Fed funds sold and deposits in banks	39.12%

Total Earning Assets	4.53%	Total Earning Assets	15.57%

NOW, MMDA, Savings	7.80%	NOW, MMDA, Savings	195.31%
Time	(15.30%)	Time	59.39%
Repurchase Agreements	(16.44%)	Repurchase Agreements	37.88%
Other Borrowings	356.22%	Other Borrowings	151.50%
Total Int Bear Liabilities	.37%	Total Int Bear Liabilities	80.31%
The following chart further reflects changes in average balances and rates from the year ended December 31, 2003 to the year ended December 31, 2004.

Increase (Decrease) In Average Balance:		Increase (Decrease) In Average Rate:
Loans	4.11%	Loans	(9.67%)
Investments	10.30%	Investments	(13.95%)
Fed funds sold and deposits in banks	(43.84%)	Fed funds sold and deposits in banks	35.29%

Total Earning Assets	3.65%	Total Earning Assets	(9.31%)

NOW, MMDA, Savings	6.86%	NOW, MMDA, Savings	(19.16%)
Time	(12.03%)	Time	(29.05%)
Repurchase Agreements	10.04%	Repurchase Agreements	(11.08%)
Other Borrowings	30.78%	Other Borrowings	52.93%
Total Int Bear Liabilities	3.38%	Total Int Bear Liabilities	(22.55%)

Net Interest Income After Provision For Credit Losses. Net interest income after the provision for credit losses was $15.3 million at December 31, 2005, $13.5 million at December 31, 2004, and $14.0 million at December 31, 2003. Total provision for credit losses for the three years ending December 31, 2005 was $155,000, $142,000, and $270,000, respectively. The Company decreased the 2005 provision for credit losses based on its analysis of probable losses in the loan portfolio derived from the loan grading system and the loss analysis of impaired loans in 2005. Charge-offs of $202,000, $117,000, and $54,000 were realized in 2005, 2004, and 2003, respectively. Recoveries were $7,000, $0, and $3,000 during the same periods. Historically, the Company’s loan charge-off levels have been very low compared to its peers. Management will continue to monitor and analyze charge-off levels closely. Management’s assessment of the allowance for credit losses includes various factors such as delinquent and non-performing loans, historical analysis of credit loss experience, knowledge of the present and anticipated economic future of its market areas, and loan grades. Management believes the high quality of the loan portfolio reflects the Bank’s strong internal controls, excellent loan policy standards, experienced loan officers and conservative underwriting practices. Management believes the allowance for credit losses at December 31, 2005 of $2.8 million is adequate. The allowance for credit losses to total loans at December 31, 2005, 2004, and 2003 respectively was 1.18%, 1.31%, and 1.47%.
Non-Interest Income. Non-interest income was $3.9 million for the year ended December 31, 2005, a 12.2% decrease from $4.4 million in 2004, which was 7.7% higher than the $4.1 million in 2003. The decrease in non-interest income for the period ending December 31, 2005 was due primarily to a decrease in service charge income compared to the same periods in 2004 and 2003, the gain on the sale of the Veneta Branch which closed in September 2004 for a gain on sale of $291,000 as compared to a gain on the sale of real estate of $92,000 in 2005, and no gains on sales of securities in 2005 compared to $24,000 in 2004 and $177,000 in 2003. The decrease in service charge income was primarily a result of the increase in the earnings credit on business accounts, the loss of service charge income as a result of the sale of the Veneta Branch deposit accounts in September 2004, and a decrease in overdraft fees on deposit accounts as compared to the same periods in 2004 and 2003. As market rates have increased, the Company has increased the earnings credit rate which offsets service charges on its business account product. Bankcard income decreased for the period ending December 31, 2005 as compared to the same period in 2004 as the Company transferred its merchant bankcard servicing rights to Western States Bankcard Association. Bankcard income increased in 2004 as compared to the same period in 2003 as a result of increased volumes and the number of merchant account relationships.
Non-Interest Expense. Non-interest expenses consist primarily of employee salaries and benefits, occupancy, data processing, Bankcard services, office supplies, professional services and other non-interest expenses. The decrease in 2005 was due primarily to the closing of the Veneta Branch in September of 2004 and the deployment of the Bankcard staff into existing open positions in the Company after the transfer of servicing rights to Western States Bankcard Association in October 2005. The increase in 2004 from 2003 was primarily a result of routine adjustments in staff salaries, increased cost of medical benefits, increased expense relative to Bankcard, other real estate owned and a decrease in loan origination fees accounted for under FAS 91.
Non-interest expense was $11.2 million for the year ended December 31, 2005, a decrease of $.45 million or .4% from the year ended December 31, 2004, which was an increase of $1.0 million or 9.8% over the period ended December 31, 2003.
At the end of 2005, the Company employed 131 full time equivalent employees compared to 137 at the end of 2004 and 136 at the end of 2003. The increase in salary and employee benefits for the period ending 2005 as compared to 2004 and 2003 are the result of routine adjustments in employee salaries and the increasing cost of medical benefits which was not offset by a lower number of full time equivalent employees in 2005 as compared to 2004 and 2003.
Income Taxes. Income tax expense for 2005 was $2.7 million or 33.6% of income before taxes, 2004 was $2.4 million or 35.6% of income before taxes, and 2003 was $2.9 million or 36.3% of income before taxes. The declining tax rate as a percentage of income before tax is primarily the result of an increase in tax exempt income.
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

Deposits are a primary source of funds. At December 31, 2005, total deposits were $254.1 million, $235.5 million at December 31, 2004 and $235.8 million at December 31, 2003. The Company experienced a growth in demand deposits for the period ending December 31, 2005 of approximately $4.8 million or 9.3% as compared to the same period in 2004. Management believes the growth is a result of increasing penetration in its market areas due to a strong corporate culture of relationship banking. The decrease in time certificates of deposits is a result of management’s decision not to pay above market rates for interest sensitive time deposits in competition with other financial institutions when liquidity is well within established asset liability guidelines.
The Company has securities sold under agreements to repurchase (REPOs) at December 31, 2005, 2004, and 2003 of $36.6 million, $55.4 million, and $50.9 million, respectively. REPOs represent an agreement between the Bank and a customer to collateralize funds deposited by the customer in an interest bearing repurchase sweep account. The Bank secures the REPO account with Government Agency Securities. In consideration of the funds deposited, the Bank transfers the security to the customer. The Bank agrees to repurchase the security on the next business day for the amount of the deposit plus simple interest on that amount calculated for one day at the rate established for REPO accounts as set by the Bank for that day. The funds provided by REPOs are considered borrowings, not deposits, and are not covered by FDIC insurance. REPO account balances decreased by approximately $18.9 million or 34.01% for the period ending December 31, 2005 as compared to the same period in 2004. The majority of these funds moved into higher yielding money market accounts which partially contributed to the increase of approximately $16.8 million in savings and interest bearing demand. The Bank changed the structure of its customer REPO accounts to limit the balance to a maximum $2.5 million per account. The Bank offered a higher yielding money market account to those account holders who tend to be its largest depositors. The change in the account structure has enabled the Bank to release underlying securities of approximately $25 million which were pledged as collateral to the REPO accounts.
The following table is a summary of securities sold under repurchase agreement (REPO) for each of the last three years.

	(Dollars in Thousands)
	2005	2004	2003
Securities sold under agreement to repurchase:
Average interest rate
At year end	2.05%	1.7%	1.2%
For the year	1.9%	1.4%	1.6%
Average amount outstanding during the year	$40,947	$49,005	$44,532
Maximum amount outstanding at any month end	$56,015	$55,446	$50,907
Amount outstanding at year end	$36,590	$55,446	$50,907
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
The overall cost of funds, including demand deposits, was as follows for the years end December 31:

COST OF FUNDS
2005	2004	2003
1.0%	.7%	.9%
The average daily amount of deposits and rates paid on deposits is summarized for the periods indicated in the following table at December 31.

	2005		2004		2003
(In Thousands)	Amount $	Rate %	Amount $	Rate %	Amount $	Rate %
DEPOSITS
Demand	$51,153	—	$48,060	—	$44,109	—
Interest-bearing demand	$36,683	.34%	$36,565	.16%	$33,850	.16%
Savings/MMDA	$120,560	.92%	$109,302	.30%	$102,654	.38%
Time	$38,630	2.02%	$45,606	1.27%	$51,842	1.79%
Total	$247,026		$239,533		$232,455

The following table indicates the amount of the Bank’s certificates of deposits with balances equal to or greater than $100,000 classified by time remaining until maturity as of December 31, 2005.

Maturity Period	Certificates of Deposit
(In Thousands)
3 months or less	$4,354
3 months through 6 months	4,371
6 months through 12 months	3,910
Over 12 months	2,499
TOTAL	$15,134
Contractual Obligations
The following table sets forth the Company’s contractual obligations at December 31, 2005.

		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating Leases (1-6)	$1,760	$131	$218	$149	$1,262

Certificates of Deposit	$37,797	$31,906	$5,471	$420	—
Short-term Borrowings	$38,468	$38,468	—	—	—
Operating Leases
(1)	Mennonite Home, satellite office of the East Albany Branch. This limited facility is open to the large retirement/assisted living center for two hours Monday through Friday. Lease renewed on March 1, 2004 for $396 per month. Lease is renewable every three years.

(2)	Circle Branch building lease commenced August 16, 1994 and expires January 31, 2020. Current monthly lease is $2,928. Lease agreement has annual rent adjusted based on the United States Bureau of Labor Statistics Consumer Price Index.

(3)	West Albany Branch land lease dated May 29, 1998 for a term of fifty years. On each fifth annual anniversary date of the lease, rent is adjusted based on any increase in the Consumer Price Index. At no time will the rent decrease from the initial stated rent of $1,850 per month.

(4)	Harrisburg Branch building lease commenced May 4, 2001 for a five-year term with the option to renew for two five-year terms. Monthly rent expense for the first two years is $846, year three $896, year four $945, and year five $995.

(5)	Springfield Branch building lease dated June 1, 2003 for a term of five years, expiring May 31, 2008. Monthly lease is $3,730 per month.

(6)	Building leased for storage purposes. Lease commenced on February 1, 2004 and expires on July 31, 2010 with an option to renew for two additional terms of five years. The rent was $600 per month until July 31, 2005 then increased to $1,500 per month and will increase annually based upon the Consumer Price Index.
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
As of December 31, 2005, the most recent notification from the Bank’s regulator, categorized the Bank as well-capitalized under the applicable regulations. To be categorized as “well capitalized”, the Company must maintain at least 10% total risk based capital, 6% Tier 1 risk based capital and 5% Tier 1 leverage capital. There are no conditions or events since that notification that management believes have changed its category rating.
Shareholders’ equity increased to $42.3 million at December 31, 2005, from $38.4 million in 2004 and $35.6 million in 2003. The increase reflects net income of $5.3 million, other comprehensive income of $.126 million, $.549 million from the dividend reinvestment plan, $.211 million in stock options exercised, $.002 in stock grants, and $.013 million for the tax benefit of disqualifying disposition of stock options. These increases were primarily offset by a cash dividend declared of $2.3 million. The Company’s average shareholders’ equity, as a percentage of average assets, was 12.3% for the year ended December 31, 2005, 11.8% for the year ended December 31, 2004, and 11.3% for the year ended December 31, 2003.
As interest rates change, the value of the Bank’s “available for sale” investment portfolio, which is reported at fair value, may be positively or negatively impacted and therefore may cause an increase or a reduction in reported shareholders’ equity. Equity grew at 10.1% over the period between December 31, 2004 and December 31, 2005, while assets grew by 1.2% over the same period.

At December 31, 2005, the Company had no material commitments for capital expenditures that would negatively impact the Company’s capital position.
The following table indicates the Company’s capital adequacy position at December 31, 2005 and at December 31, 2004 and compares those positions to capital adequacy requirements.

					To be Well Capitalized
					Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2005
Tier 1 capital (to average assets):
Company	$42,494	12.39%	$13,723	4.00%	N/A	N/A
Bank	42,329	12.37	13,689	4.00	$17,111	5.00%
Tier 1 capital (to risk-weighted assets):
Company	42,494	15.57	10,914	4.00	N/A	N/A
Bank	42,329	15.56	10,882	4.00	15,984	6.00
Total capital (to risk-weighted assets):
Company	45,244	16.58	21,828	8.00	N/A	N/A
Bank	45,079	16.57	21,764	8.00	26,460	10.00

December 31, 2004
Tier 1 capital (to average assets):
Company	$38,745	11.58%	$13,382	4.00%	N/A	N/A
Bank	38,650	11.69	13,220	4.00	$16,525	5.00%
Tier 1 capital (to risk-weighted assets):
Company	38,745	15.29	10,138	4.00	N/A	N/A
Bank	38,650	15.25	10,138	4.00	15,207	6.00
Total capital (to risk-weighted assets):
Company	41,535	16.39	20,276	8.00	N/A	N/A
Bank	41,440	16.35	20,276	8.00	25,345	10.00
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
At December 31, 2005, the Company’s portfolio totaled $71.7 million, primarily consisting of $63.9 million in U.S. agency securities available for sale and $7.9 million in state and municipal bonds held to maturity. The investment portfolio decreased $9.2 million or 11.3% from 2004, as the Company funded loan growth with called and matured investments. The composition of the portfolio at each respective date is presented in the following tables.

	At December 31,
	2005		2004		2003
	Carrying	Percent of	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total	Value	Total
	(Dollars in thousands)
Held-to-Maturity:

State and municipal securities	$7,871	10.97%	$9,956	12.31%	$11,931	12.96%

Availiable-for-Sale:

U.S. Government agency securities	$63,863	89.03%	$70,947	87.69%	$80,154	87.04%

Total Portfolio	$71,734	100%	$80,903	100%	$92,085	100%

The following table sets forth the maturities and weighted average yields of the investment securities in the Company’s investment portfolio at December 31, 2005. The average yield shown for obligations of states and political subdivisions is not calculated on a tax-equivalent basis.

	Less Than		One to		Five to		Over
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield*
	(Dollars in thousands)
Held-to-Maturity:

State and municipal securities	$2,425	3.40%	$3,804	4.43%	$1,642	4.37%	—	—

Available-for-Sale:

U.S. Government agency securities	$54,960	3.19%	$8,903	5.93%	—	—	—	—

Total Portfolio	$57,385	3.20%	$12,707	5.48%	$1,642	4.37%	—	—

*	Yield information is computed using the effective yield on the security and does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
Lending and Credit Management. Interest on loans is the primary source of income for the Company. Net loans represented 68.1% of total assets as of December 31, 2005 as compared to 63.0% at December 31, 2004. The Bank’s goal is to serve the credit needs of the communities in which its offices are located. The primary focus for lending is small-to-medium sized businesses, professionals, senior citizens, and individuals. The Bank offers a broad base of loan products. A majority of the Bank’s loans are to customers located within the Bank’s service areas.
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
Concentrations of credit is closely monitored to ensure an acceptable diversification of risk and to help insulate the portfolio from adverse economic conditions. Such factors as economic conditions, liquidity, future outlook and loan demand is considered.
As part of our concentration policy, loans to any single business or entity, including indirect loans and unfunded loans, will not exceed 25% of tier one capital.
Concentrations are reported quarterly to the Board of directors.

Concentrations within the Bank’s loan portfolio (includes funded and unfunded) are defined as:
•	Loans grouped by a common type of collateral, or product line, in excess of 150% of Bank’s tier 1 capital, or

•	Loans grouped by regulatory reporting definitions in excess of 150% of Bank’s tier 1 capital, or

•	Loans grouped by industry code (currently SIC codes) in excess of 150% of Bank’s tier 1 capital, or

•	Loans of a speculative nature in excess of 100% of Bank’s tier 1 capital.
Loan groups exceeding 300% of Bank’s tier 1 capital (and in particular commercial real estate loans) require additional evaluation, including, but not limited to industry, geographic, and collateral type analysis. Commercial real estate is further broken down to reflect owner occupied and non-owner occupied properties. Any non-owner occupied category that is over 100% of tier 1 capital is further broken down as to type of property.
The portfolio as of December 31, 2005 was as follows:
•	Commercial loans, funded and unfunded, represent 16% of the bank’s portfolio and 107% of tier one capital. These loans consist of operating lines of credit and non- real estate fixed asset term loans.

•	Agriculture loans, funded and unfunded, represents 11% of the bank’s portfolio and 75% of tier one capital. These loans consist of operating loans and non-real estate fixed asset term loans. In addition to these loans we have agriculture real estate loans that represent 5 % of the bank’s portfolio and 33% of tier one capital. These loans are for land purchases and in some cases to support operating loans.

•	Residential real estate loans, funded and unfunded, represents 6% of the bank’s portfolio and 42% of tier one capital. These loans include 1-4 family first deed of trust and first mortgage loans to consumers.

•	Consumer loans, funded and unfunded, represents 5% of the bank’s portfolio and 37% of tier one capital. These loans are term loans and lines of credit for consumer purpose. These loans also include home equity lines of credit.

•	The bank’s largest concentration is in commercial real estate. These loans, funded and unfunded, represents 56% of the bank’s loan portfolio and 382% of tier one capital. $76.4 million of these loans are owner occupied which represents 181.3% of tier one capital, and $76.3 million are in non-owner occupied facilities which represent 181.1% of tier one capital.
•	Multi-family; which is all non-owner occupied, represents 11% of the commercial real estate portfolio and 60% of tier one capital.

•	RE lessor properties represents 14% of the commercial real estate portfolio and 80% of tier one capital. Approximately 1/3 is owner occupied and 2/3 is non-owner occupied.

•	Other real estate/finance represents 14% of the commercial real estate portfolio and 78% of tier one capital. Approximately 50% is owner occupied and non-owner occupied.

•	Real estate to personal service properties represents 6% of the commercial real estate portfolio and 33% of tier one capital. Approximately 2/3 is owner occupied and 1/3 is non-owner occupied.

•	Real estate to professionals represents 5% of the commercial real estate portfolio and 28% of tier one capital. Almost all of these properties are owner occupied.

•	Manufacture, construction, agri-Business, transportation and wholesale properties each represent less than 5% of the commercial real estate and less than 20% of tier one capital. Majority of these loans are owner occupied.
At December 31, the following table sets forth the composition of the Bank’s Loan Portfolio by type of loan as of the dates indicated.

	2005		2004		2003		2002		2001
Type of Loan	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$22,478	9.62%	$21,141	9.87%	$21,765	11.56%	$21,377	$11.79%	$22,589	12.99%
Agriculture	18,249	7.81%	19,508	9.11%	17,013	9.04%	16,196	8.93%	14,727	8.47%
Real Estate
Construction	11,049	4.73%	8,200	3.83%	6,586	3.50%	15,474	8.53%	17,885	10.28%
1-4 Family	22,787	9.75%	22,916	10.70%	26,292	13.97%	30,430	16.78%	29,667	17.05%
Multi-family	25,419	10.88%	22,791	10.64%	10,398	5.52%	7,236	3.99%	10,373	5.96%
Commercial	116,180	49.70%	102,623	47.91%	93,594	49.72%	82,202	45.33%	69,500	39.95%
Farmland	14,046	6.01%	13,449	6.28%	9,068	4.82%	4,552	2.51%	5,151	2.96%
Consumer Loans	3,502	1.50%	3,552	1.66%	3,523	1.87%	3,882	2.14%	4,061	2.33%

	233,710	100.00%	214,180	100.00%	188,239	100.00%	181,349	100.00%	173,953	100.00%

Less Deferred fees	(413)		(439)		(421)		(470)		(611)

Less Allowance	(2,750)		(2,790)		(2,765)		(2,546)		(2,146)

	$230,547		$210,951		$185,053		$178,333		$171,196

Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans deemed to be uncollectible, or when the principal or interest payment becomes 90 days past due, unless the loan is well-secured and in the process of collection. At December 31, 2005 the Bank had one loan of $122,000 that was 90 days or more past due and still accruing interest. Management anticipates a payoff of this loan in early 2006.
The following table shows the contractual maturity of the Bank’s gross loans at December 31, 2005. Loans having no stated schedule of repayments and no stated maturity, demand loans, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, deferred loan fees and discounts, and allowance for losses on loans. The table does not reflect any estimate of prepayments, which significantly shorten the average life of all loans and may cause the Bank’s actual repayment experience to differ from that shown below.

		After 1 year,	After 5 years,
		but before	but before
	Within 1 year	5 years	10 years	After 10 years	Total
	(In Thousands)
Commercial	$10,277	$11,464	$737	$—	$22,478
Agriculture	13,476	4,276	497	—	18,249
Real Estate
Construction	8,823	2,226	—	—	11,049
1-4 Family	3,746	2,709	3,320	13,012	22,787
Multi-family	6,693	971	8,436	9,319	25,419
Commercial	2,414	7,793	33,353	72,620	116,180
Farmland	4,134	1,500	1,337	7,075	14,046
Consumer Loans	646	2,698	122	36	3,502

TOTAL	$50,209	$33,637	$47,802	$102,062	$233,710

The following table sets forth the dollar amount of all loans due one year or more after December 31, 2005, which have fixed interest rates and have floating or adjustable interest rates.

		Floating or
	Fixed Rates	Adjustable Rates	Total
	(In Thousands)
Commercial	$8,942	$3,259	$12,201
Agriculture	1,975	2,798	4,773
Real Estate
Construction	481	1,745	2,226
1-4 Family	9,348	9,693	19,041
Multi-family	4,327	14,399	18,726
Commercial	26,987	86,779	113,766
Farmland	1,295	8,617	9,912
Consumer Loans	631	2,225	2,856

TOTAL	$53,986	$129,515	$183,501

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
Specific allowances are established where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount calculated by the formula method. At December 31, 2005, the Bank’s allowance for credit losses was $2.8 million, or 1.18% of total loans, and 125% of total non-performing assets, compared with an allowance for credit losses at December 31, 2004 of $2.8 million, or 1.31% of total loans, and 45% of non-performing assets. It is the opinion of management that the allowance for credit losses at December 31, 2005 of $2.8 million is adequate.
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
During the Bank’s regular loan review procedures, a loan is considered to be impaired when it is probable that it will be unable to collect all amounts due according to contractual terms of the loan agreement. A loan is usually not considered to be impaired during a period of minimal delay. Such period is generally defined as less than 90 days past due. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair market value of collateral if the collateral is dependent. Impaired loans are currently measured at lower of cost or fair value. Impaired loans are charged to the allowance when management believes, following collection efforts and collateral position, that the borrower’s financial condition is such that collection of principal is not probable. Management continues to pursue collection after a loan is charged off until all possibilities for collection have been exhausted. Impaired loans totaled $1,908,000, $6,190,000, and $2,350,000 at December 31, 2005, 2004 and 2003, respectively. (See Note 4 to the consolidated financial statements for more information on impaired loans.)
The following table represents the composition of the allowance for credit loss at December 31:

	2005		2004		2003		2002		2001
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial	$279	10%	$275	10%	$320	12%	$299	12%	$279	13%
Agriculture	227	8%	254	9%	250	9%	227	9%	172	8%
Real Estate
Construction	138	5%	108	4%	96	3%	217	9%	215	10%
1-4 Family	208	9%	236	11%	320	12%	325	13%	365	17%
Multifamily	235	11%	297	11%	153	5%	101	4%	85	4%
Commercial	1,446	50%	1338	48%	1,374	50%	1,158	45%	912	42%
Farmland	175	6%	174	6%	133	5%	64	2%	54	3%
Consumer	42	1%	108	1%	119	4%	155	6%	64	3%

	$2,750	100%	$2,790	100%	$2,765	100%	$2,546	100%	$2,146	100%

The following table represents information with respect to non-performing loans and other assets at December 31:

	2005	2004	2003	2002	2001
Loans on non-accrual status	$2,073	$6,190	$2,164	$130	$703
Accruing loans past due greater than 90 days	122	0	12	0	330

Total non-performing loans	2,195	6,190	2,176	130	1,033
Foreclosed real estate	—	0	476	0	0

Total non-performing assets	$2,195	$6,190	$2,652	$130	$1,033

Allowance for credit losses	$2,750	$2,790	$2,765	$2,546	$2,146
Allowance for credit losses/non-performing assets	125%	45%	104%	1,958%	208%
Non-performing loans/total loans	.94%	2.90%	1.16%	.07%	.60%
Non-performing assets/total assets	.65%	1.85%	.81%	.04%	.37%
The Company has a policy that places loans on nonaccrual status after they become 90 days past due unless the loan is well secured and in the process of collection. The Company may place loans that are not contractually past due or that are fully collateralized on nonaccrual status as a management tool to actively oversee specific loans. Loans on nonaccrual status at December 31, 2005 were approximately $2.1 million, $6.2 million at December 31, 2004, and $2.2 million at December 31, 2003. For the year ending December 31, 2005, the gross income that would have been included in loan interest income, was approximately $344 thousand had non-accrual loans been current in their original terms and outstanding throughout the period. There was no interest on non-accrual loans included in income for the years ending 2005, 2004, and 2003.
Three agricultural loan relationships constitute the majority of the approximately $2.1 million in non-accrual status as of December 31, 2005. One loan relationship in the amount of $441,000 has been a long term work out and is in the process of foreclosure. The Bank is fully secured by farm real estate with the value of the property adequate to pay off the loan. Since December 31, 2005 bank has received $150,000 and borrower is working on a plan to pay the remainder in the near future. The second loan relationship is a customer who has elected to retire from farming and we are working with them to liquidate their farm assets. Our exposure depends on the final sales price of the farm land. We are estimating our exposure from $0 to $37,000, as our operating loan is guaranteed by Farm Service Agency. The third loan relationship is another long term work out where we are providing operating funds on an annual basis, while reducing our overall exposure. We are estimating our exposure from $0 to $64,000, as our operating loan is guaranteed by Farm Service Agency.
The Company is not aware of any loans continuing to accrue interest at December 31, 2005 that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. Material credits about which management is aware of any information that would raise serious doubts as to the ability of such borrowers to comply with the loan repayment terms, have been fully reserved in the allowance for credit losses.
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

The aggregate amounts of the Bank’s classified loans (as determined by the Bank), and of the Bank’s allowances for credit losses at the dates indicated, were as follows at December 31:

	2005	2004	2003	2002	2001
	(In thousands)
Loss	$—	$—	$—	$—	$—
Doubtful	$—	$—	$—	$—	$—
Substandard	$1,898	$2,003	$2,382	$2,133	$1,216
Special mention	$3,238	$6,740	$6,990	$7,161	$3,789

Total	$5,136	$8,743	$9,372	$9,294	$5,005

Allowance for credit losses	$2,750	$2,790	$2,765	$2,546	$2,146
The Bank’s classified assets decreased by $3.6 million at December 31, 2005, primarily as a result of a $105 thousand decrease in loans classified as substandard and a $3.5 million decrease in loans classified as special mention.
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

	2005	2004	2003	2002	2001
	(In Thousands)
Allowance At Beginning of Period:	$2,790	$2,765	$2,546	$2,146	$1,510
Provision for Credit Losses	155	142	270	624	733
CHARGE-OFFS:
Commercial	94	39	15	105	41
Agriculture	0	0	0	0	0
Real Estate	0	0	0	0	0
Construction	0	0	0	0	0
1-4 Family	97	0	22	76	31
Multi-family	0	52	0	0	0
Commercial	0	0	0	0	0
Farmland	0	0	0	0	0
Other	0	0	0	0	0
Consumer	11	26	17	56	29
Total Charge-Offs:	$202	$117	$54	$237	$101
RECOVERIES:
Commercial	7	0	1	6	2
Agriculture	0	0	0	0	0
Real Estate	0	0	0	0	0
Construction	0	0	0	0	0
1-4 Family	0	0	0	6	0
Multi-family	0	0	0	0	0
Commercial	0	0	0	0	0
Farmland	0	0	0	0	0
Other	0	0	0	0	0
Consumer	0	0	2	1	2
Total Recoveries	$7	$0	$3	$13	$4
Net Recoveries (Charge-Offs)	<195>	<117>	<51>	<224>	<97>
Balance At End Of Period	$2,750	$2,790	$2,765	$2,546	$2,146
Ratio of Net Charge-Offs to Avg. Loans Outstanding	.08%	.06%	.03%	.13%	.06%
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
The following table sets forth the interest rate sensitivity of the Bank’s assets and liabilities over various contracted repricing periods and maturities as of December 31, 2005. Certain shortcomings are inherent in the traditional gap analysis presented in the table. For instance, although certain assets and liabilities may have similar repricing periods or maturities, historically they have been proven to react in different timings and degree to changes in market interest rates. Additionally, loan repayments and early withdrawals of certificates of deposits could cause the interest sensitivities to vary from those which appear in the table. The following table is based on contracted loan repricing periods and maturities where as previous loan tables in this document are based only on contracted maturities.
DECEMBER 31, 2005 (In thousands)

		90 days	1 year	6 years
	Within	to	to	to	Over 15
	90 days	12 months	5 years	15 years	Years	Total
INTEREST EARNING ASSETS
Interest Bearing Deposits	$601	—	—	—	—	$601
Loans	57,845	19,212	79,191	51,675	22,624	230,547
Investments	9,950	47,435	12,707	1,642	—	71,734

TOTAL INTEREST EARNING ASSETS	$68,396	$66,647	$91,898	$53,317	$22,624	$302,882

INTEREST BEARING LIABILITIES
Demand Deposits	$56,608	—	—	—	—	$56,608
NOW, Savings & Money Market Deposits	159,678	—	—	—	—	159,678
Time Deposits	13,658	19,021	5,118	—	—	37,797
REPO’S	36,590	—	—	—	—	36,590
Other Borrowings	1,878	—	—	—	—	1,878

TOTAL INTEREST BEARING LIABILITIES	$268,412	$19,021	$5,118	$—	$—	$292,551

	$(200,016)	$47,626	$86,780	$53,317	$22,624	$10,331

CUMULATIVE INTEREST RATE SENSITIVITY GAP	$(200,016)	$(152,390)	$(65,610)	$(12,293)	$10,331

CUMMULATIVE GAP AS A PERCENT OF TOTAL EARNING ASSETS	-66.04%	-50.31%	-21.66%	-4.06%	3.41%
On a straight gap measurement of interest rate sensitivity, the Company is asset sensitive. Using the financial model with historical timings and degree of market rate change affecting the components of the balance sheet, the Company is slightly asset sensitive. The Company will see little effect on its equity in either a rising or declining interest rate environment based on the balance sheet as of December 31, 2005. Management strives to maintain a balanced interest sensitivity position.
The Company sensitivity to gains or losses in future earnings due to hypothetical increases or decreases in the Fed Funds rate as measured by its financial model are as follows.

Net Interest
Change in Interest Rates	Income

- 300 Basis points	$(704)
- 200 Basis points	$(465)
-100 Basis points	$(231)
+300 Basis points	$292
+200 Basis points	$195
+100 Basis points	$97

At December 31, 2005, the Company was slightly asset sensitive, meaning that the Company’s net interest margin (“NIM”) may increase slightly if rates rise and decrease if rates fall. In a rising rate environment, management anticipates that its deposit liability rates will increase at a slower rate due to the company’s mix of deposits, high liquidity, and pricing strategies, which should result in an increase in NIM. For the year ending December 31, 2005, the Company’s cost of funds was 1.0%.

Report of Independent Registered Public Accounting Firm
Board of Directors
Citizens Bancorp
Corvallis, Oregon
We have audited the consolidated balance sheets of Citizens Bancorp and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Bancorp and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
Tacoma, Washington
March 2, 2006

Consolidated Balance Sheets
(Dollars in Thousands)
Citizens Bancorp and Subsidiary
December 31, 2005 and 2004

	2005	2004
Assets
Cash and due from banks	$18,518	$13,562
Interest bearing deposits in banks	166	6,993
Federal funds sold	435	5,787
Securities available for sale	63,863	70,947
Securities held to maturity (fair value $8,012 and $10,303)	7,871	9,956
Federal Home Loan Bank stock, at cost	905	625
Loans held for sale	548	—

Loans	233,297	213,741
Allowance for credit losses	2,750	2,790
Net loans	230,547	210,951

Premises and equipment	7,456	7,604
Accrued interest receivable	1,852	1,821
Cash value of life insurance	4,257	4,101
Other assets	2,482	2,241

Total assets	$338,900	$334,588

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Demand, non-interest bearing	$56,608	$51,801
Savings and interest-bearing demand	159,678	142,909
Time	37,797	40,772
Total deposits	254,083	235,482

Short-term borrowings	38,468	57,159
Accrued interest payable	62	34
Other liabilities	3,991	3,512

Total liabilities	296,604	296,187

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock (no par value); authorized 10,000,000 shares; issued and outstanding: 2005 4,670,386 shares; 2004 4,620,250 shares	28,938	28,163
Retained earnings	13,606	10,612
Accumulated other comprehensive income (loss)	(248)	(374)
Total shareholders’ equity	42,296	38,401

Total liabilities and shareholders’ equity	$338,900	$334,588
See notes to consolidated financial statements.

Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Amounts)
Citizens Bancorp and Subsidiary
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Interest and Dividend Income
Loans	$16,411	$13,142	$13,976
Federal funds sold and deposits in banks	79	117	154
Securities:
Taxable	1,622	1,665	1,728
Tax-exempt	356	417	454
Total interest and dividend income	18,468	15,341	16,312

Interest Expense
Deposits	2,011	964	1,374
Short-term borrowings	1,006	703	708
Total interest expense	3,017	1,667	2,082

Net interest income	15,451	13,674	14,230

Provision for Credit Losses	155	142	270

Net interest income after provision for credit losses	15,296	13,532	13,960

Non-Interest Income
Service charges on deposit accounts	1,438	1,707	1,712
Gains on sales of securities available for sale	—	24	177
Earnings on life insurance policies	156	164	168
BankCard income	1,715	1,719	1,489
Mortgage department income	96	89	230
Gain on sale of assets	92	291	0
Other	389	434	337
Total non-interest income	3,886	4,428	4,113

Non-Interest Expense
Salaries and employee benefits	6,606	6,435	5,751
Occupancy	803	854	811
Furniture and equipment	590	609	645
BankCard expense	1,332	1,378	1,155
Other	1,823	1,923	1,841
Total non-interest expense	11,154	11,199	10,203

Income before income taxes	8,028	6,761	7,870

Income Taxes	2,701	2,409	2,858

Net income	$5,327	$4,352	$5,012

Earnings Per Share
Basic	$1.12	$.94	$1.10
Diluted	1.11	.94	1.09
See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity
(Dollars in Thousands)
Citizens Bancorp and Subsidiary
Years Ended December 31, 2005, 2004 and 2003

				Accumulated
	Shares of			Other
	Common	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (loss)	Total
Balance at December 31, 2002	4,084,210	$19,459	$12,498	$373	$32,330

Comprehensive income:
Net income	—	—	5,012	—	5,012
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	(296)	(296)
Comprehensive income					4,716

Cash dividend reinvestment ($12.18 per share)	66,065	804	—	—	804
Cash dividends declared ($.46 per share)	—	—	(2,095)	—	(2,095)
Stock repurchased	(12,536)	(173)	—	—	(173)
Options exercised	2,981	35	—	—	35
10% stock dividend	413,522	7,030	(7,030)	—	—

Balance at December 31, 2003	4,554,242	27,155	8,385	77	35,617

Comprehensive income:
Net income	—	—	4,352	—	4,352
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	(451)	(451)
Comprehensive income					3,901

Cash dividend reinvestment ($15.52 per share)	61,727	958	—	—	958
Cash dividends declared ($.46 per share)	—	—	(2,125)	—	(2,125)
Stock Options exercised	4,091	46	—	—	46
Stock grants	190	4	—	—	4

Balance at December 31, 2004	4,620,250	$28,163	$10,612	$(374)	$38,401
(continued)
See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity
(concluded) (Dollars in Thousands)
Citizens Bancorp and Subsidiary
Years Ended December 31, 2005, 2004 and 2003

				Accumulated
	Shares of			Other
	Common	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (loss)	Total
Balance at December 31, 2004	4,620,250	$28,163	$10,612	$(374)	$38,401

Comprehensive income:
Net income	—	—	5,327	—	5,327
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	126	126
Comprehensive income					5,453

Cash dividend reinvestment ($17.37 per share)	31,614	549	—	—	549
Cash dividends declared ($.50 per share)	—	—	(2,333)	—	(2,333)
Options exercised	18,432	211	—	—	211
Stock grants	90	2	—	—	2
Income tax benefit from stock options exercised		13			13

Balance at December 31, 2005	4,670,386	$28,938	$13,606	$(248)	$42,296
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Dollars in Thousands)
Citizens Bancorp and Subsidiary
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash Flows from Operating Activities
Net income	$5,327	$4,352	$5,012
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	155	142	270
Depreciation and amortization	498	514	508
Originations of loans held for sale	(11,971)	(13,996)	(39,683)
Proceeds of loans held for sale	11,533	14,120	40,020
Gain on sales of loans	(110)	(124)	(337)
Deferred income tax (benefit)	(93)	100	(95)
Gains on sales of assets and securities available for sale	(92)	(24)	(177)
Gains on sales of foreclosed real estate	—	50	—
Gain on sale of branch	—	(291)	—
Earnings on life insurance policies	(156)	(164)	(168)
Stock dividends received	(2)	(16)	(23)
Net amortization of bond premium and discount	84	486	593
(Increase) decrease in interest receivable	(31)	63	472
Increase (decrease) in interest payable	28	(9)	(51)
Other — net	54	301	293
Net cash provided by operating activities	5,224	5,504	6,634

Cash Flows from Investing Activities
Net (increase) decrease in federal funds sold	5,352	(5,787)	—
Net (increase) decrease in interest bearing deposits in banks	6,827	(4,812)	14,653
Activity in securities available for sale:
Sales	—	30,846	9,193
Maturities, prepayments and calls	35,451	46,900	76,300
Purchases	(28,258)	(69,735)	(92,378)
Activity in securities held to maturity:
Maturities, prepayments and calls	2,100	2,420	1,734
Purchases	—	(452)	(2,621)
Purchase of Federal Home Loan Bank stock	(292)	(212)	—
Redemption of Federal Home Loan Bank stock	14	—	—
Increase in loans made to customers, net of principal collections	(19,743)	(25,634)	(7,417)
Purchases of premises and equipment	(436)	(667)	(2,030)
Proceeds from sales of premises and equipment	172	6	—
Net cash provided by (used in) investing activities	1,187	(27,127)	(2,566)

Cash Flows from Financing Activities
Net increase in deposits	18,601	33	8,396
Net increase (decrease) in short-term borrowings	(18,691)	5,444	1,785
Exercise of stock options	211	46	35
Cash dividends paid	(1,576)	(1,137)	(1,034)
Repurchase of common stock	—	—	(173)
Net cash provided by (used in) financing activities	(1,455)	4,386	9,009

Net increase (decrease) in cash and due from banks	4,956	(17,237)	13,077

Cash and Due from Banks
Beginning of year	13,562	30,799	17,722

End of year	$18,518	$13,562	$30,799
(continued)
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(concluded) (Dollars in Thousands)
Citizens Bancorp and Subsidiary
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Supplemental Disclosures of Cash Flow Information
Interest paid	$2,989	$1,676	$2,133
Income taxes paid	2,720	2,385	3,083

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	$126	($451)	($296)
Dividend reinvestment	549	958	804
Foreclosed real estate acquired in settlement of loans	—	—	476
Financed sale of foreclosed real estate	—	394	—
Stock grants	2	4	—
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2005 and 2004
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
Certain prior year amounts have been reclassified, with no change to shareholders’ equity or net income, to conform to the 2005 presentation. All dollar amounts, except per share information, are stated in thousands.
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
Federal Home Loan Bank Stock
The Bank, as a member of the Federal Home Loan Bank of Seattle, is required to maintain capital stock in an amount equal to the greater of 1% of outstanding home loans or 3.5% of advances from the FHLB. The FHLB may change the percent of advances within a range of not less than 2.5% or not greater than 4.5%. The recorded amount of FHLB stock equals its fair value because the shares can only be redeemed by the FHLB at the $100 per share value.
(continued)

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2005 and 2004
Note 1 — Summary of Significant Accounting Policies (continued)
Loans Receivable
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for credit losses, and any deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method.
Because some loans may not be repaid in full, an allowance for credit losses is recorded. An allowance for credit losses is a valuation allowance for probable incurred credit losses. The allowance for credit losses is increased by a provision for credit losses charged to expense and decreased by charge-offs (net of recoveries). The allowance is based on ongoing, quarterly assessments of the probable and estimable losses inherent in the loan portfolio. The Company’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and specific allowances.
The formula portion of the general credit loss allowance is established by applying a loss percentage factor to the different loan types. The allowances are provided based on Management’s continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, geographic concentrations, seasoning of the loan portfolio, specific industry conditions, and the duration of the current business cycle. The recovery of the carrying value of loans is susceptible to future market conditions beyond the Company’s control, which may result in losses or recoveries differing from those provided. Specific allowances are established in cases where Management has identified significant conditions or circumstances related to a loan that Management believes indicate the probability that a loss has been incurred. Impaired loans consist of loans receivable that are not expected to be repaid in accordance with their contractual terms and are measured using the fair value of the collateral. Smaller balance loans are excluded from this analysis.
The ultimate recovery of all loans is susceptible to future market factors beyond the Company’s control. These factors may result in losses or recoveries differing significantly from those provided in the consolidated financial statements. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.
Interest income on loans is accrued over the term of the loans based upon the principal outstanding. The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower has the ability to make contractual interest and principal payments, in which case the loan is returned to accrual status.
Mortgage Banking Activities
Mortgage loans originated and intended for sale in the secondary market are reported as loans held for sale and are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income.
All loans held for sale are sold into the secondary market, with the servicing released; accordingly, the Company does not service any third-party loans.
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
(continued)

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2005 and 2004
Note 1 — Summary of Significant Accounting Policies (continued)
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
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
Assets are reviewed for impairment when events indicate that their carrying value may not be recoverable. If management determines impairment exits, the assets are reduced with an offsetting charge to expense.
Income Taxes
Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of assets and liabilities, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
Cash Equivalents and Cash Flows
For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “Cash and due from banks.” Cash flows from interest bearing deposits in banks, loans, deposits, and short-term borrowings are reported net.
The Company maintains its cash in depository institution accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.
Fair Value of Financial Instruments
The following methods and assumptions were used by the Company in estimating the fair value of financial instruments disclosed in these consolidated financial statements:
Cash and Interest Bearing Deposits in Banks
The carrying amounts of cash and interest bearing deposits in banks approximate their fair value.
Securities Available for Sale and Held to Maturity
Fair values for securities are based on quoted market prices.
(continued)

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2005 and 2004
Note 1 — Summary of Significant Accounting Policies (continued)
Fair Value of Financial Instruments (concluded)
Federal Home Loan Bank Stock
The carrying value of Federal Home Loan Bank stock approximates its fair value.
Loans
For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. Fair values of loans held for sale are based or their estimated market price.
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
Off-Balance-Sheet Instruments
The fair value of commitments to extend credit and standby letters of credit was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customers. Since the majority of the Company’s off-balance-sheet instruments consist of non-fee producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.
Earnings Per Share
Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company’s stock option plan. Stock options excluded from the calculation of diluted earnings per share because they are antidilutive, represented 37,465 and 38,475 shares in 2005 and 2003, respectively. There were no shares excluded in 2004.
(continued)

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2005 and 2004
Note 1 — Summary of Significant Accounting Policies (concluded)
Stock-Based Compensation
At December 31, 2005, the Company has an employee stock-based employee compensation plan, which is described more fully in Note 13. The Company accounts for this plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based compensation cost is reflected in net income as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation to stock-based compensation awards for the effects of all options granted on or after January 1, 1995 for the years ended December 31:

	2005	2004	2003
	(In thousands, except per share data)
Net income, as reported	$5,327	$4,352	$5,012
Less total employee stock-based compensation expense determined under fair value method for all qualifying awards, net of tax	(129)	(183)	(134)

Pro forma net income	$5,198	$4,169	$4,878

Earnings Per Share
Basic:
As reported	$1.12	$.94	$1.10
Pro forma	1.10	.90	1.07
Diluted:
As reported	1.11	.94	1.09
Pro forma	1.09	.90	1.07
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123. SFAS 123R will require the Company to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. The provisions of SFAS 123R are effective no later than the beginning of the next fiscal year that begins after December 31, 2005; the Company will adopt the new requirements in its first quarter of fiscal 2006 using the modified prospective transition method. The adoption of SFAS 123R will increase the Company’s future compensation expense for unvested awards outstanding as of December 31, 2005 by the following estimated amounts:

Estimated Additional
Compensation Expense
Year ended December 31,	(In thousands)
2006	$62

2007	25

2008	5

$92

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2005 and 2004
Note 2 — Restricted Assets
Federal Reserve Board regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank, based on percentage of deposits. The amounts of such balances for the years ended December 31, 2005 and 2004 were approximately $2,736 and $2,214, respectively.
Note 3 — Securities
Securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair value were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale
December 31, 2005
U.S. Government and agency securities	$64,269	$—	($406)	$63,863

December 31, 2004
U.S. Government and agency securities	$71,560	$—	($613)	70,947

Securities Held to Maturity
December 31, 2005
State and municipal securities	$7,871	$146	($ 5)	$8,012

December 31, 2004
State and municipal securities	$9,956	$357	($ 10)	$10,303
Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2005 and 2004 are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2005
Securities held to maturity:
State and municipal securities	$—	$—	$677	$(5)	$677	$(5)

Securities available for sale:
U.S. Government and agency securities	$28,202	$(70)	$35,661	$(336)	$63,863	$(406)

December 31, 2004
Securities held to maturity:
State and municipal securities	$1,404	$(10)	$—	$—	$1,404	$(10)

Securities available for sale:
U.S. Government and agency securities	$70,947	$(613)	$—	$—	$70,947	$(613)
The Company has evaluated these securities and has determined that the decline in the value is temporary. The decline in value is not related to any company or industry specific event. Despite the unrealized loss position of these securities, management has concluded, as of December 31, 2005 that these investments are not other-than-temporarily impaired. This assessment was based on the following factors: i) the length of time and the extent to which the market value has been less than cost; ii) the financial condition and near-term prospects of the issuer; iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.
(continued)

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2005 and 2004
Note 3 — Securities (concluded)
The contractual maturities of securities held to maturity and available for sale at December 31, 2005 are as follows:

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$2,425	$2,427	$55,268	$54,960
Due from one year to five years	3,804	3,892	9,001	8,903
Due from five to ten years	1,642	1,693	—	—

Total	$7,871	$8,012	$64,269	$63,863
Securities carried at approximately $49,032 at December 31, 2005 and $62,253 at December 31, 2004 were pledged to secure public deposits and repurchase agreements, and for other purposes required or permitted by law.
Gross realized gains on sales of securities available for sale were $42 and $177 for the years ended December 31, 2004 and 2003, respectively. There were no gross gains realized for the year ending December 31, 2005. There were no gross losses realized in the years ending December 31, 2005 or 2003 and $18 in gross losses in 2004.
Note 4 — Loans
Loans at December 31 consist of the following:

	2005	2004
Agriculture	$18,249	$21,141
Commercial	22,478	19,508
Real estate:
Residential 1 - 4 family	22,787	22,916
Construction	11,049	8,200
Commercial	116,180	102,623
Farmland	14,046	13,449
Multi-family	25,419	22,791
Consumer	3,502	3,552
	233,710	214,180
Less net deferred loan origination fees	413	439

Total loans	$233,297	$213,741
(continued)

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2005 and 2004
Note 4 — Loans (concluded)
Changes in the allowance for credit losses for the years ended December 31 are as follows:

	2005	2004	2003
Balance at beginning of year	$2,790	$2,765	$2,546
Provision for credit losses	155	142	270

Charge-offs	(202)	(117)	(54)
Recoveries	7	—	3
Net charge-offs	(195)	(117)	(51)

Balance at end of year	$2,750	$2,790	$2,765
Following is a summary of information pertaining to impaired loans:

	2005	2004	2003
December 31
Impaired loans without a valuation allowance	$666	$4,906	$1,636
Impaired loans with a valuation allowance	1,407	1,284	714

Total impaired loans	$2,073	$6,190	$2,350

Valuation allowance related to impaired loans	$101	$206	$226

Years Ended December 31
Average investment in impaired loans	$1,908	$3,525	$1,679
Interest income recognized on a cash basis on impaired loans	—	—	—
At December 31, 2005, there were additional funds lent to borrowers whose loans had been modified. All additional funds lent to borrowers whose loans had been modified were guaranteed 100% by either a government agency or a third party with multiple sources of repayment and were part of the overall liquidation plan. Loans 90 days and over past due still accruing interest were $122 at December 31, 2005 and $12 at December 31, 2003. There were no loans 90 days and over past due still accruing interest at December 31, 2004.
Certain related parties of the Company, principally Company directors, their associates and key officers, were loan customers of the Bank in the ordinary course of business during 2005 and 2004. Total loans outstanding at December 31, 2005 and 2004 to key officers and directors were $3,590 and $3,933, respectively. During 2005, advances totaled $13,556, and repayments totaled $13,899 on these loans. All related party loans were current as to principal and interest as of December 31, 2005 and 2004.

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2005 and 2004
Note 5 — Premises and Equipment
The components of premises and equipment at December 31 are as follows:

	2005	2004
Land and buildings	$9,830	$9,819
Furniture and equipment	2,563	2,737
Remodel in progress	217	—
	12,611	12,556
Less accumulated depreciation and amortization	5,155	4,952

Total premises and equipment	$7,456	$7,604
The Bank leases branch premises under operating leases which expire at various dates through January 31, 2020. Rental expense for leased premises was $168, $205 and $202 for 2005, 2004 and 2003, respectively, which is included in occupancy expense.
Minimum net rental commitments under noncancellable leases having an original or remaining term of more than one year for future years ending December 31 are as follows:

2006	$131
2007	124
2008	94
2009	79
2010	70
Thereafter	1,262

Total minimum payments required	$1,760
Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.
Note 6 — Deposits
The composition of deposits at December 31 is as follows:

	2005	2004
Demand deposits, non-interest bearing	$56,608	$51,801
NOW and money market accounts	144,302	129,452
Savings deposits	15,376	13,457
Time certificates, $100,000 or more	15,134	16,467
Other time certificates	22,663	24,305

Total	$254,083	$235,482
Scheduled maturities of certificates of deposit for future years ending December 31 are as follows:

2006	$31,906
2007	4,085
2008	1,386
2009	132
2010	288
$37,797

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2005 and 2004
Note 7 — Short-Term Borrowings
Securities sold under agreements to repurchase, federal funds purchased, and treasury tax and loan deposits represent short-term borrowings with maturities which do not exceed 90 days. The following is a summary of such short-term borrowings for the years ended December 31:

	2005	2004	2003
Average balance during the year	$46,782	$50,284	$45,510
Average interest rate during the year	2.15%	1.40%	1.60%
Maximum month-end balance during the year	$57,112	$57,159	$51,715
Balance at December 31:
Securities sold under agreements to repurchase	$36,590	$55,446	$50,907
Other	$1,878	$1,713	$808
Weighted average interest rate at December 31	1.92%	2.16%	.89%
Note 8 — Employee Benefits
The Bank’s 401(k) profit sharing plan covers substantially all employees who have completed one year or more of service. Contributions to the 401(k) plan consist of employer contributions (up to a maximum of 15% of employee salaries), which are at the discretion of the Board of Directors. Total contributions by the Bank to this plan in 2005, 2004, and 2003 were $435, $385, and $375, respectively.
The Company has a discretionary bonus plan for all employees. The amount of the bonus paid is determined at the end of the year by the Board of Directors. The Company paid bonuses of $370, $302 and $275 for the years ended December 31, 2005, 2004 and 2003, respectively.
Note 9 — Income Taxes
Income taxes are comprised of the following for the years ended December 31:

	2005	2004	2003
Current:
Federal	$2,478	$1,860	$2,426
State	316	449	527
Deferred tax expense (benefit)	(93)	100	(95)

Total income taxes	$2,701	$2,409	$2,858
(continued)

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2005 and 2004
Note 9 — Income Taxes (concluded)
The following is a reconciliation between the statutory and the effective federal income tax rates for the years ended December 31:

	2005		2004		2003
		Percent		Percent		Percent
		of Pre-tax		of Pre-tax		of Pre-tax
	Amount	Income	Amount	Income	Amount	Income
Income tax at statutory rates	$2,810	35.0%	$2,366	35.0%	$2,754	35.0%
Increase (decrease) resulting from:
Tax-exempt income	(222)	(2.8)	(161)	(2.3)	(154)	(2.0)
State income taxes, net of federal income tax effect	350	4.4	299	4.4	343	4.4
Earnings on life insurance policies	(53)	(.7)	(56)	(.8)	(59)	(.7)
Other	(184)	(2.3)	(39)	(.5)	(26)	(.4)

Total income tax expense	$2,701	33.6%	$2,409	35.8%	$2,858	36.3%
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are:

	2005	2004
Deferred Tax Assets
Allowance for credit losses	$1,017	$1,008
Deferred compensation	322	188
Other	135	147
Unrealized loss on securities available for sale	158	240
Total deferred tax assets	1,632	1,583

Deferred Tax Liabilities
Accumulated depreciation	(161)	(180)
Deferred income	(177)	(200)
Other	(140)	(60)
Total deferred tax liabilities	(478)	(440)

Net deferred tax assets	$1,154	$1,143
Net deferred tax assets are included in other assets on the consolidated balance sheets.

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2005 and 2004
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

	2005	2004
Commitments to extend credit:
Real estate secured	$9,489	$9,033
Other	49,064	35,461

Total commitments to extend credit	$58,553	$44,494

Standby letters of credit	$3,472	$2,214
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
The Bank has a credit facility with the Federal Home Loan Bank of Seattle (FHLB) totaling 15% of assets. There were no borrowings outstanding at December 31, 2005 or 2004.
The Bank has agreements with commercial banks for lines of credit totaling $7,500, none of which were used at December 31, 2005 and 2004.
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
December 31, 2005 and 2004
Note 11 — Significant Concentrations of Credit Risk
Most of the Bank’s business activity is with customers located in the state of Oregon. Investments in state and municipal securities involve governmental entities primarily within the states of Oregon and Washington. Loans are generally limited, by state banking regulations, to 15% of the Bank’s shareholder’s equity, excluding accumulated other comprehensive income (loss), for loans not fully secured by a first lien on real estate, and 25% for loans fully secured by a first lien on real estate.
The Bank has credit risk exposure, including off-balance sheet credit risk exposure, as disclosed in Notes 4 and 10. The ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate loans and typically maintains loan to value ratios of no greater than 70% to 80%.
The Bank has loan concentration in real estate, particularly in commercial real estate. These loans require additional evaluation, including, but not limited to industry, geographic, and collateral analysis. Commercial real estate is further broken down to reflect owner occupied and non-owner occupied properties. Any non-owner occupied category that is over 100% of tier 1 capital is further analyzed as to the type of property being taken as collateral.
The contractual amounts of credit related financial instruments such as commitments to extend credit and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless. Letters of credit were granted primarily to commercial borrowers.
Note 12 — Cash Dividend Reinvestment Plan
In July 1997, the Company instituted a dividend reinvestment plan which allows for 50% or 100% of the cash dividends to be reinvested in shares of Company common stock based upon shareholder election. Under the plan, 1,732,500 shares are authorized for dividend reinvestment, of which 401,647 shares have been issued through December 31, 2005.
Note 13 — Stock Based Compensation
Employee Stock Option Plan
Under the Company’s qualified incentive stock option plan, 181,460 shares of its common stock are authorized for distribution to certain key employees. As of December 31, 2005, 3,993 shares remain available for grant. The exercise price of each option equals the fair market value of the Company’s stock on the date of grant, and an option’s maximum term is ten years. All options granted vest over a four-year period at 25% per year.
The fair value of each option grant is estimated on the date of grant, based on the Black-Scholes option pricing model and using the following weighted-average assumptions:

	2004	2003
Dividend yield	2.66%	2.55%
Expected life	10 years	10 years
Risk-free interest rate	4.17%	4.21%
Expected volatility	24%	24%
No options were granted in 2005. The weighted average fair value of options granted during 2004 and 2003 was $4.60 and $4.95, respectively.
(continued)

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2005 and 2004
Note 13 — Stock Based Compensation (concluded)
Employee Stock Option Plan (concluded)
A summary of the status of the Company’s stock option plan as of December 31, 2005, 2004 and 2003, and changes during the years ending on those dates, is presented below:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	172,541	$14.11	161,299	$13.43	124,824	$11.77
Granted	—	—	23,007	17.00	42,875	17.95
Forfeited	(2,458)	14.26	(7,674)	14.12	(3,245)	11.73
Exercised	(18,432)	11.44	(4,091)	11.31	(3,155)	11.06

Outstanding at end of year	151,651	$14.17	172,541	$14.11	161,299	$13.43

Options exercisable at year-end	108,300	$13.32	92,267	$12.43	62,930	$11.72
The following summarizes information about stock options outstanding and exercisable at December 31, 2005:

		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$10.45 - $12.22	59,072	5.78	$11.27	50,718	$11.25
$13.18	36,867	6.14	13.18	34,668	13.18
$16.70 - $18.50	55,712	8.31	17.90	22,914	18.12
	151,651			108,300
Stock Bonus Plan
Under the Company’s Stock Bonus Plan, 45,365 shares of common stock are authorized for distribution. As of December 31, 2005, 280 shares have been issued under this plan. Employees were awarded stock grants in 2005 and 2004 of 90 and 190 shares, respectively. There were no shares granted in 2003.

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2005 and 2004
Note 14 — Supplemental Executive Retirement Plan
In October 2001, the Company adopted a Supplemental Executive Retirement Plan (SERP) covering certain management personnel. The post-retirement benefit provided by the SERP is designed to supplement a participating officer’s retirement benefits from social security, in order to provide the officer with a certain percentage of final average income at retirement age. Compensation expense related to this plan totaled $200, $247 and $116 in 2005, 2004 and 2003, respectively.
Benefits to employees may be funded by life insurance policies, which had a cash surrender value of $4,257 and $4,101 at December 31, 2005 and 2004, respectively. Liabilities to employees, which will be accrued over their expected time to retirement, were $687 and $487 at December 31, 2005 and 2004, respectively.
Note 15 — Stock Purchase Plan
In July 2001, the Company initiated a stock repurchase plan for the purchase of 209,475 shares of its common stock. As of December 31, 2005, 179,538 shares had been repurchased. The plan will remain in place until all the authorized shares have been repurchased. There were no shares repurchased in 2005 and 2004. There were 12,536 shares repurchased 2003.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2005, that the Company and the Bank meet all capital requirements to which they are subject.
As of December 31, 2005, the most recent notification from the Bank’s regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
(continued)

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2005 and 2004
Note 16 — Regulatory Matters (concluded)
The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table:

					To be Well Capitalized
					Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2005
Tier 1 capital (to average assets):
Company	$42,494	12.39%	$13,723	4.00%	N/A	N/A
Bank	42,329	12.37	13,689	4.00	$17,111	5.00%
Tier 1 capital (to risk-weighted assets):
Company	42,494	15.57	10,914	4.00	N/A	N/A
Bank	42,329	15.56	10,882	4.00	15,984	6.00
Total capital (to risk-weighted assets):
Company	45,244	16.58	21,828	8.00	N/A	N/A
Bank	45,079	16.57	21,764	8.00	26,640	10.00

December 31, 2004
Tier 1 capital (to average assets):
Company	$38,745	11.58%	$13,382	4.00%	N/A	N/A
Bank	38,650	11.69	13,220	4.00	$16,525	5.00%
Tier 1 capital (to risk-weighted assets):
Company	38,745	15.29	10,138	4.00	N/A	N/A
Bank	38,650	15.25	10,138	4.00	15,207	6.00
Total capital (to risk-weighted assets):
Company	41,535	16.39	20,276	8.00	N/A	N/A
Bank	41,440	16.35	20,276	8.00	25,345	10.00
Restrictions on Retained Earnings
At December 31, 2005, there were no restrictions on the Company’s or the Bank’s retained earnings regarding payment of dividends.

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2005 and 2004
Note 17 — Condensed Financial Information — Parent Company Only
Condensed Balance Sheets — December 31

	2005	2004
Assets
Cash	$2,548	$2,289
Investment in Bank	42,081	38,237

Total assets	$44,629	$40,526

Liabilities and Shareholders’ Equity

Liabilities
Dividends payable	$2,333	$2,125

Shareholders’ Equity	42,296	38,401

Total liabilities and shareholders’ equity	$44,629	$40,526
Condensed Statements of Income — Years Ended December 31

	2005	2004	2003
Income
Dividend income from Bank	$2,489	$2,329	$2,145

Expenses
Amortization and other expense	165	143	112

Income before income tax benefit	2,324	2,186	2,033

Income Tax Benefit	60	54	43

Income before equity in undistributed income of subsidiary	2,384	2,240	2,076

Equity in Undistributed Income of Subsidiary	2,943	2,112	2,936

Net income	$5,327	$4,352	$5,012
(continued)

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2005 and 2004
Note 17 — Condensed Financial Information — Parent Company Only (concluded)
Condensed Statements of Cash Flows — Years Ended December 31

	2005	2004	2003
Cash Flows from Operating Activities
Net income	$5,327	$4,352	5,012
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(2,943)	(2,112)	(2,936)
Other — net	15	4	56
Net cash provided by operating activities	2,399	2,244	2,132

Cash Flows from Investing Activities
Investment in Bank	(775)	(1,008)	(666)

Cash Flows from Financing Activities
Cash dividends paid	(1,576)	(1,137)	(1,034)
Exercise of stock options	211	46	35
Repurchase of common stock	—	—	(173)
Net cash used in financing activities	(1,365)	(1,091)	(1,172)

Net increase in cash	259	145	294

Cash
Beginning of year	2,289	2,144	1,850

End of year	$2,548	$2,289	$2,144
Note 18 — Stock Dividend
In July 2003, the Board of Directors declared a 10% stock dividend, and 413,522 shares of common stock were issued.

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2005 and 2004
Note 19 — Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments at December 31 were as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks, interest bearing deposits in banks	$18,684	$18,684	$20,555	$20,555
Federal funds sold	435	435	5,787	5,787
Securities available for sale	63,863	63,863	70,947	70,947
Securities held to maturity	7,871	8,012	9,956	10,303
Federal Home Loan Bank stock	905	905	625	625
Loans held for sale	548	548	—	—
Loans receivable, net	230,547	233,044	210,951	213,879
Accrued interest receivable	1,852	1,852	4,101	4,101

Financial Liabilities
Deposits	$254,083	$251,948	$235,482	$234,084
Short-term borrowings	38,468	38,516	57,159	57,159
Accrued interest payable	62	62	34	34
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

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2005 and 2004
Note 20 — Comprehensive Income
Net unrealized gains and losses are as follows for the years ended December 31:

	Before-Tax	Tax	Net-of-Tax
	Amount	Expense	Amount
2005
Unrealized holding gains arising during the year	$208	$82	$126

2004
Unrealized holding losses arising during the year	($715)	$279	($436)
Less reclassification adjustments for gains realized in net income	(24)	9	(15)

Net unrealized losses	($739)	$288	($451)

2003
Unrealized holding losses arising during the year	($309)	$120	($189)
Less reclassification adjustments for gains realized in net income	(177)	70	(107)

Net unrealized losses	($486)	$190	($296)
Note 21 — Earnings Per Share Disclosures
Following is information regarding the calculation of basic and diluted earnings per share for the years indicated.

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2005
Basic earnings per share:	$5,327	4,743,361	$1.12
Effect of dilutive securities:	—	37,155	(.01)
Diluted earnings per share:	$5,327	4,780,516	$1.11
(continued)

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2005 and 2004
Note 21 — Earnings Per Share Disclosures (concluded)

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2004
Basic earnings per share:	$4,352	4,616,799	$.94
Effect of dilutive securities:	—	36,034	—
Diluted earnings per share:	$4,352	4,652,833	$.94

Year Ended December 31, 2003
Basic earnings per share:	$5,012	4,556,474	$1.10
Effect of dilutive securities:	—	25,690	(.01)
Diluted earnings per share:	$5,012	4,582,164	$1.09
Note 22 — Quarterly Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2005
Interest income	$4,345	$4,452	$4,737	$4,934
Interest expense	(588)	(715)	(824)	(890)
Net interest income	3,757	3,737	3,913	4,044

Provision for credit losses	(33)	(34)	(41)	(47)

Noninterest income	1,064	1,015	1,055	752
Noninterest expenses	(2,760)	(2,823)	(2,850)	(2,721)

Income before income taxes	2,028	1,895	2,077	2,028

Income taxes	(700)	(615)	(701)	(685)

Net income	$1,328	$1,280	$1,376	$1,343

Earnings Per Common Share
Basic	$.29	$.27	$.29	$.27
Diluted	.28	.27	.29	.27
(continued)

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2005 and 2004
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
Note 23 — Subsequent Event
On January 13, 2006 the Company completed the purchase of land, building, and equipment in Springfield, Oregon for $1.3 million. The building is currently occupied by another financial institution which is leasing the building from the Company for two years. At the end of the lease the current occupant will vacate the building. The Company plans to move its branch in Springfield from its current location, which is leased, to the new location in Springfield. The exact timing of the move has not been determined.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
None
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance at the end of such period.
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
ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE REGISTRANT
In response to this Item, the information set forth in the Company’s 2006 Annual Meeting Proxy Statement dated March 27, 2006 (“Proxy Statement”) under the headings “Information with Respect to Nominees and Other Directors,” “Meetings and Committees of the Board of Directors,” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.
Information regarding “Compliance with Section 16(a) of the Exchange Act” is set forth under the section “Compliance with Section 16(a) Filing Requirements” of the Company’s Proxy Statement and is incorporated herein by reference. Information regarding the Company’s audit committee financial expert is set forth under the captions “Meetings and Committees of the Board of Directors” in the Proxy Statement is incorporated herein by reference.
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
PO Box 30
Corvallis, OR 97339
(541) 752-5161

ITEM 11. EXECUTIVE COMPENSATION AND REPORT OF COMMITTEES
Information concerning executive and director compensation required by this item is set forth under the headings “Executive Compensation” and “Meetings and Committees of the Board of Directors — Compensation of Directors” in the Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED SHAREHOLDER MATTERS
The information required by this item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is set forth under the heading “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES
The information concerning principal accountant fees and services is set forth under the heading “Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated by reference.

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
(a)(3) Exhibit Index

Exhibit No.	Exhibit

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

10.1	Incentive Stock Option Plan (1)

10.2	Stock Bonus Plan (1)

10.3	Dividend Reinvestment Plan (3)

10.4	Deferred Compensation Plan for William V. Humphreys, Sr. (3)

10.5	Executive Supplemental Compensation Agreement and Life Insurance Endorsement Method Split Dollar Plan Agreement for William V. Humphreys, Sr.

10.6	Form of Executive Supplemental Compensation Agreement and Life Insurance Endorsement Method Split Dollar Plan Agreement for William F. Hubel, Steve R. Terjeson, Lark E. Wysham and Scott M. Zimbrick

14	Code of Ethics (4)

21	Subsidiaries, Citizens Bank is the only subsidiary

23	Consent of McGladrey & Pullen PLLP

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibit 3.1, 10.1 and 10.2 of the Company’s Annual Report on Form 10-K for the fiscal year December 21, 2004

(2)	Incorporated by reference to exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year December 21, 2002

(3)	Incorporated by reference to exhibits 10.1 and 10.3 of the Company’s Annual Report on Form 10-K for the fiscal year December 21, 1997

(4)	Incorporated by reference to exhibit 14 of the Company’s Annual Report on Form 10-K for the fiscal year December 21, 2003

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 21st day of March, 2006.
CITIZENS BANCORP
(Registrant)

By:	/s/ William V. Humphreys, Sr.

William V. Humphreys, Sr.
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of March 2006.
PRINCIPAL EXECUTIVE OFFICER:

/s/ William V. Humphreys, Sr.

William V. Humphreys, Sr., President & CEO
PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ Lark E. Wysham

Lark E. Wysham, Executive Vice President & Chief Financial Officer
DIRECTORS:

/s/ Jock Gibson	/s/ William V. Humphreys, Sr.

Jock Gibson	William V. Humphreys, Sr.

/s/ Rosetta C. Venell	/s/ James E. Richards

Rosetta C. Venell	James E. Richards

/s/ Sidney A. Huwaldt	/s/ Scott A. Fewel

Sidney A. Huwaldt	Scott A. Fewel

/s/ Duane L. Sorensen	/s/ Eric C. Thompson

Duane L. Sorensen	Eric C. Thompson

/s/ Michael E. Butler

Michael E. Butler