Form 10-Q
period 2006-03-31
CITIZENS BANCORP/OR
filed 2006-05-15
CIK 1048575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
                         Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 28, 2006

Common Stock, no par value	4,743,576

CITIZENS BANCORP
FORM 10-Q
MARCH 31, 2006
INDEX

PART I FINANCIAL INFORMATION
ITEM 1
CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$12,998	$18,518
Interest bearing deposits in banks	4,028	166
Federal funds sold	—	435
Securities available for sale	56,087	63,863
Securities held to maturity	7,875	7,871
Federal Home Loan Bank stock	905	905
Loans held for sale	222	548
Loans, net	233,443	230,547
Premises and equipment	8,584	7,456
Accrued interest receivable	1,878	1,852
Cash surrender value of life insurance	4,295	4,257
Other assets	2,430	2,482

Total assets	$332,745	$338,900

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$50,507	$56,608
Savings and interest bearing demand	161,033	159,678
Time	37,452	37,797

Total deposits	248,992	254,083

Repurchase agreements	37,023	36,590
Other borrowings	313	1,878
Accrued interest payable	66	62
Other liabilities	1,528	3,991

Total liabilities	287,922	296,604

Shareholders’ Equity
Common stock (no par value); authorized 10,000,000 shares;
Issued and outstanding: 2006 — 4,740,273 shares;
2005 — 4,670,386 shares;	30,155	28,938
Retained earnings	14,857	13,606
Accumulated other comprehensive loss	(189)	(248)

Total shareholders’ equity	44,823	42,296

Total liabilities and shareholders’ equity	$332,745	$338,900

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Interest Income:
Loans	$4,245	$3,812
Interest bearing deposits	46	25
Securities available for sale	524	402
Securities held to maturity—tax-exempt	79	94
Other interest income	2	12

Total interest income	4,896	4,345

Interest Expense:
Deposits	762	322
Borrowed funds	32	8
Repurchase agreements	233	258

Total interest expense	1,027	588

Net Interest Income	3,869	3,757

Provision for credit losses	(48)	(33)

Net interest income after provision for credit losses	3,821	3,724

Non-interest Income:
Service charges on deposit accounts	332	360
Merchant bankcard	—	387
Gain on sale of asset	—	92
Other	258	225

Total non-interest income	590	1,064

Non-interest Expense:
Salaries and employee benefits	1,715	1,615
Occupancy and equipment	322	323
Merchant bankcard	—	329
Other	473	493

Total non-interest expense	2,510	2,760

Income before income tax expense	1,901	2,028

Income tax expense	650	700

Net income	$1,251	$1,328

Comprehensive Income	$1,310	$1,140

Earnings per share:
Basic	$0.26	$0.29
Diluted	$0.26	$0.28
Weighted average number of common shares outstanding
Basic	4,731,754	4,652,365
Diluted	4,824,147	4,721,842
Return on Average Assets	1.49%	1.60%
See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31, 2006 and 2005
	Number of			Accumulated
	Common	Common		Other
	Shares	Stock	Retained	Comprehensive
	Outstanding	Amount	Earnings	Income (Loss)	Total
Balance, at December 31, 2004	4,620,250	$28,163	$10,612	$(374)	$38,401

COMPREHENSIVE INCOME:

Net Income	—	—	1,328	—	1,328

Other comprehensive income, net of tax:
Unrealized loss on securities	—	—	—	(188)	(188)

Comprehensive Income	—	—	—	—	1,140

Issuance of common stock	31,614	549	—	—	549
Stock grants	35	1	—	—	1
Stock options exercised	8,555	92	—	—	92

Balance, at March 31, 2005	4,660,454	$28,805	$11,940	$(562)	$40,183

Balance, at December 31, 2005	4,670,386	$28,938	$13,606	$(248)	$42,296

COMPREHENSIVE INCOME:

Net Income	—	—	1,251	—	1,251

Other comprehensive income, net of tax:
Unrealized gain on securities	—	—	—	59	59

Comprehensive Income	—	—	—	—	1,310

Stock Based Compensation expense recognized in earnings		22			22
Issuance of common stock	64,951	1,127	—	—	1,127
Stock grants	30	1	—	—	1
Stock options exercised	4,906	67	—	—	67

Balance, at March 31, 2006	4,740,273	$30,155	$14,857	$(189)	$44,823

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited), (Dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash Flows from Operating Activities
Net income	$1,251	$1,328
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	48	33
Depreciation and amortization	(17)	186
Gains on sales of assets and investments available for sale	—	(92)
Originations of loans held for sale	(1,686)	(2,588)
Proceeds of loans held for sale	2,027	2,612
Gain on sale of loans	(15)	(24)
(Increase) in accrued interest receivable	(26)	(178)
Increase in accrued interest payable	4	6
Other — net	(175)	(4)
Stock based compensation expense	22	—

Net cash provided by operating activities	1,433	1,279

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	(3,862)	6,494
Net decrease in federal funds sold	435	5,787
Proceeds from maturities of available for sale securities	10,000	6,000
FHLB stock redeemed	—	14
Purchases of securities available for sale	(1,995)	(5,039)
Increase in loans made to customers, net of principal collections	(2,910)	(11,103)
Purchases of premises and equipment	(1,259)	(6)
Proceeds from sale of premises and equipment	—	172

Net cash provided by (used in) investing activities	409	2,319

Cash Flows from Financing Activities
Net decrease in deposits	(5,091)	(337)
Net decrease in repurchase agreements and other borrowings	(1,132)	(2,663)
Payment of dividends, net of dividends reinvested	(1,206)	(1,576)
Exercised stock options	67	92

Net cash (used in) financing activities	(7,362)	(4,484)

Net decrease in cash and due from banks	(5,520)	(886)

Cash and Due from Banks
Beginning of period	18,518	13,562

End of period	$12,998	$12,676

Supplemental Disclosure of Cash Flow Information
Interest paid	$1,023	$582
Income taxes paid	100	90
Supplemental Schedule of Non-cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	59	(188)
Issuance of common stock through dividend reinvestment plan	1,127	549
Stock grants	1	1
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
The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2005 consolidated financial statements, including notes there to, included in Bancorp’s 2005 Annual Report to shareholders. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 2006.
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
3. STOCK BASED COMPENSATION
In 1999, the Company adopted a qualified incentive stock option plan that allows for grants of incentive stock options to certain employees. The plan authorized a total of 181,460 shares for options. For each stock option grant, the Board of Directors determines and approves option exercise prices, numbers of options granted, vesting periods and expiration dates. Cash was not used to settle any equity instruments previously granted. The Company issues shares from authorized but unissued shares upon the exercise of stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligations under its stock option plan.
On January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) that requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors.
SFAS No. 123(R) supersedes the Company’s previous accounting under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company measured compensation cost for options in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no accounting recognition was given to these prior stock options granted at fair market value until they were exercised. Upon exercise, net proceeds, including tax benefits realized, were credited to equity.
SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of income. The Company has adopted the accelerated method for graded vested options which recognizes compensation expense for each vesting tranche over its vesting period.
The Company uses the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, dividend yield, weighted average risk-free interest rate, and weighted average expected life of the options. There were no options granted during the quarter ended March 31, 2006 and 2005.
The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires adoption as of January 1, 2006, the first day of the Company’s 2006 fiscal year. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the quarter ended March 31, 2006 totaled $22,000, no tax benefit was realized, and related to currently vesting employee stock options that were granted in prior years. At March 31, 2006, unrecognized stock-based compensation totaled $68,631. These costs are expected to be recognized over a weighted average period of 23 months.

     Stock option activity during the quarter ended March 31, 2006 was as follows:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Stock options outstanding, December 31, 2005	151,651	$14.17
Granted	—	—
Exercised	(4,906)	$13.73
Forfeited	(720)	$17.35

Stock options outstanding, March 31, 2006	146,025	$14.17	6.81	$467

Stock options exercisable March 31, 2006	105,026	$13.36	6.27	$409

     Stock option activity during the quarter ended March 31, 2005 was as follows:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Stock options outstanding, December 31, 2004	172,541	$14.11
Granted	—	—
Exercised	(8,555)	$10.84
Forfeited	(847)	$16.42

Stock options outstanding, March 31, 2005	163,139	$14.07	7.75	$524

Stock options exercisable March 31, 2005	85,579	$12.66	6.67	$378

The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $25 thousand and $54 thousand respectively and the total fair value of stock options that vested was $9 thousand for both periods. The amount of cash received from options exercised during the quarters ended March 31, 2006 and 2005 was $67 thousand and $92 thousand respectively. No tax benefit was realized through the exercise of options.
The following table presents the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 in the prior period.

(dollars in thousands)	Three Months Ended
March 31, 2005
Net income, as reported	$1,328
Less total stock-based employee compensation expense determined under fair value based methods for all qualifying awards	(32)

Pro forma net income	$1,296

Earnings per share:
Basic — as reported	$0.29
Basic — pro forma	$0.28
Diluted — as reported	$0.28
Diluted — pro forma	$0.27
4. BASIC AND DILUTED EARNING PER COMMON SHARE
The Company’s basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The Company’s diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus the incremental shares arising from the dilutive effect of stock-based compensation.

The numerators and denominators used in computing basic and diluted earnings per common share for the three months ended March 31, 2006 and 2005 can be reconciled as follows (dollars and share data in thousands):

(dollars in thousands)	Three Months Ended
	March 31,
	2006	2005

Net income	$1,251	$1,328

Weighed average shares outstanding — basic	4,732	4,652
	$0.26	$0.29

Incremental shares arising from stock-based compensation	92	70
Weighted average shares outstanding — diluted	4,824	4,722
Diluted net income per common share	$0.26	$0.28
5. CONTINGENCIES
Unfunded loan commitments totaled $54 million as of March 31, 2006 and $44.5 million as of December 31, 2005.
6. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effect or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections or errors made in fiscal years beginning after December 15, 2005. Management does not believe that the adoption of SFAS No. 154 will have a material impact on the Company’s consolidated financial statements.
In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. The FSP requires that rental costs during a construction period be recognized as rental expense, rather than capitalized. The guidance applies to periods beginning after December 15, 2005 and is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.
In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Applications to Certain Investments.” The FSP provides guidance on determining when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance applies to periods beginning after December 15, 2005 and is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.
7. OPERATING SEGMENTS
The Company has operating segments which have been aggregated into one reporting segment as provided in SFAS No. 131 “Disclosure About Segments of an Enterprise and Related Information”.
Our operating segments are aggregated into reportable business segments based primarily upon similar economic characteristics, products, services, customers, and delivery methods.

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
OVERVIEW
Citizens Bank (“the Bank”) was chartered October 1, 1957 by the State of Oregon as a commercial bank. Since its beginning with a single office in Corvallis, Citizens Bank has expanded to an additional nine locations in the five counties of Benton, Linn, Lane, Polk, and Yamhill. Branches are located in the communities of Corvallis, Philomath, Albany, Junction City, McMinnville, Harrisburg, Dallas, and Springfield.
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
Bancorp reported net income of $1,251,000 for the first three months ended March 31, 2006 or $.26 per common share, compared to net income of $1,328,000 or $.29 per common share for the same period in 2005.
LOAN PORTFOLIO
The composition of the loan portfolio, including loans held for sale, was as follows (in thousands):

	March 31, 2006	December 31, 2005	March 31, 2005
Commercial	$23,702	$22,478	$22,154
Agriculture	17,284	18,249	22,706
Real Estate
Construction	11,055	11,049	6,451
1-4 Family	23,691	22,787	24,788
Multi-family	28,350	25,419	29,029
Commercial	116,520	116,180	101,204
Farmland	13,304	14,046	15,526
Consumer Loans	2,719	3,502	3,296

	236,625	233,710	225,154

Less: net deferred loan fees	(387)	(413)	(432)

Total Loans	236,238	233,297	224,722

Less: allowance for credit losses	(2,795)	(2,750)	(2,712)

Net Loans	$233,443	$230,547	$222,010

Transactions in the allowance for credit losses were as follows for the three months ended March 31:

	2006	2005
Balance at beginning of period	$2,750	$2,790
Provision charged to operations	48	33
Loans recovered	0	0
Loans charged off	(3)	(111)

Balance at end of period	$2,795	$2,712

It is the policy of the Bank to place loans on nonaccrual after they become 90 days past due unless the loans are well secured and in the process of collection. The Bank may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status as a management tool to actively oversee specific loans.
Loans on non-accrual status as of March 31, 2006 and December 31, 2005 were approximately $1,842,000 and $2,073,000 respectively. At March 31, 2006 the Bank had one loan of $122,000 that was 90 days or more past due and still accruing interest. Management anticipates the payoff of this loan in the next few months. There were no loans with modified terms as of March 31, 2006. Non-performing assets (defined as loans on non-accrual status and loans past due 90 days or more) are deemed by management to have adequate collateral or have specific reserves set aside to cover potential losses.
Three agricultural relationships constitute the majority of the approximately $1.8 million in non-accrual loan status as of March 31, 2006. One loan relationship has been a long term work out and is in foreclosure. The Bank is fully secured by farm real estate with the value of the property adequate to pay off the loan. The second loan relationship is a customer who has elected to retire from farming and we are working with them to liquidate farm assets. Our exposure depends on the final sales price of the farm land. We are estimating our exposure to be approximately $0 to $37,000, as our operating loan is guaranteed by the Farm Service Agency. The third loan relationship is another long term work out where we are providing operating funds on an annual basis, while reducing our overall exposure. We are estimating our exposure to be approximately $0 to $64,000, as our operating loan is guaranteed by the Farm Service Agency.
INVESTMENT SECURITIES
The amortized cost and estimated book value of the investment securities held by the Bank, including unrealized gains and losses, at March 31, 2006 and December 31, 2005, are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2006	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. Government and Agency Securities
Total	$56,397	$0	($310)	$56,087

Held to Maturity
State and Municipal Securities
Total	$7,875	$96	($4)	$7,967

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2005	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. Government and Agency Securities
Total	$64,269	$92	($406)	$63,863

Held to Maturity
State and Municipal Securities
Total	$7,871	$146	($5)	$8,012
MATERIAL CHANGES IN FINANCIAL CONDITION
Changes in the balance sheet for the three months ended March 31, 2006 include a decrease in total assets, primarily in cash and due from banks, and a decrease in liabilities primarily in demand deposits. The Bank experienced an increase in loans and a decrease in deposits.
At March 31, 2006, total assets decreased 1.8% or approximately $6,155,000 as compared to total assets at December 31, 2005. Major components of the change in assets were:
-	$5.5 million decrease in cash and due from banks or (29.8%)

-	$3.9 million increase in interest bearing deposits in banks or 2326%

-	$7.8 million decrease in securities available for sale or (12.2%)

-	$2.9 million increase in net loans or 1.3%

-	$1.1 increase in premises and equipment or 15.1%
Loans were generally made to customers within Bancorp’s market area. The increases in loans were primarily funded by cash and matured securities. Loan growth was impacted by some large loan payoffs in the first quarter of 2006 and slower than anticipated loan growth due to slowing loan demand in our market areas in an environment of very competitive loan pricing and structure. The Bank has a history of minimal loan charge-offs due to its exceptional underwriting policies, standards, and loan review processes. The Bank’s loan officers are actively calling and management anticipates that the loan portfolio will continue to grow in 2006 with high quality loans that are appropriately priced.
Premises and equipment increased by $1.1 million for the period ending March 31, 2006 as compared to the same period in 2005. On January 13, 2006 the Company completed the purchase of land, building, and equipment in Springfield, Oregon for approximately $1.3 million. The building is currently occupied by another financial institution which is leasing the building from the Company for two years. At the end of the lease the current occupant will vacate the building. The Company plans to move its branch from its current location, which it leases, to the new location in Springfield. The exact timing of the move has not been determined.
The Company experienced a decrease in deposits for the period ending March 31, 2006 as compared to the period ending December 31, 2005. Other liabilities decreased which was due primarily to the payment of the cash dividend during the three months ended March 31, 2006. Major components of the change in liabilities were:
-	$6.1 million decrease in demand deposits or (10.8%)

-	$1.4 million increase in savings and interest bearing deposits or .9%

-	$.345 million decrease in time certificates of deposits or (.9%)

-	$.433 million increase in repurchase agreements or 1.2%

-	$1.9 million decrease in other borrowings or (83.3%)

-	$2.5 million decrease in other liabilities, primarily due to the payment of the cash dividend to shareholders or (61.7%)
Total demand deposits decreased as of March 31, 2006 when compared to December 31, 2005. Demand deposits decreased approximately $6.1 million or 10.8% partially as a result of decreases in deposit accounts of the Bank’s larger corporate depositors with some of the decrease being attributable to the seasonal normal fluctuation in demand deposit account balances. Management anticipates deposits to grow in 2006 as it penetrates its market areas through business development and active customer relationship building.
Repurchase account deposits increased approximately $433,000 as a result of balance increases in existing accounts. The increase in savings and interest bearing demand deposits of approximately $1.4 million or .9% was a result of an increase in account relationships, more particularly in health saving accounts.
The decrease in time certificates of deposits was a result of management’s decision not to pay above-market rates for time deposits in competition with other financial institutions when liquidity was well within its established asset-liability management guidelines. The decrease in other liabilities is attributable to the payment of the cash dividend.
MATERIAL CHANGES IN RESULTS OF OPERATIONS
Bancorp reported net income of approximately $1,251,000 or $.26 per common share, for the three months ended March 31, 2006, compared to net income of approximately $1,328,000 or $.29 per common share, for the same period in 2005. This represents a decrease in net income of $77,000 or 5.8%. The decrease was partially a result of expenses for the period ending March 31, 2006 of approximately $22,000 in stock compensation expense and $28,000 in Sarbanes Oxley 404 audit related expense as compared to no expense in these areas for the same period in 2005. Additionally for the period ending March 31, 2005 the Bank had recovered approximately $140,000 in interest income from a non-accrual loan that was recovered in January 2005 compared to no recoveries of non-accrual interest for the same period in 2006.
Total interest income increased approximately $551,000 or 12.7% for the three months ended March 31, 2006 as compared to the same period in 2005. The change for the three-month period was primarily a result of an increase in interest income on loans and security investments available for sale. The increase in loan interest income was mainly attributable to the growth in the loan portfolio as compared to the same period in 2005 and an increase in the average yield on loans as a result of increasing market rates. The increase in interest income on securities available for sale was a result of the repricing of maturing securities that were reinvested at higher yields which offset the effect of the decrease in the balance of the investment portfolio.
Total interest expense increased approximately $439,000 or 74.7% for the three months ended March 31, 2006 as compared to the same period in 2005. The increase in interest expense on deposits was largely the result of higher interest rates paid for deposits compared to the same period in 2005 and to a lessor extent by the increase in interest bearing deposit accounts. Interest expense on repurchase agreements increased as a result of the higher interest rate paid for those accounts compared to the same period in 2005.
Net interest income for the three months ended March 31, 2006 increased $112,000 or 3.0% from the comparable period in 2005. The increase was mainly the result of the increase in interest income on loans due to increased loan yields and volumes as compared to the same period in 2005.
Total non-interest income decreased approximately $474,000 or 44.6% for the three months ended March 31, 2006 as compared to the same period in 2005. The primary decrease was in merchant bankcard income as the Company transferred its merchant bankcard servicing rights to Western States Bankcard Association in October 2005. Service charge income on deposit accounts also decreased for the three months ended March 31, 2006 as compared to the same period in 2005. The decrease is primarily a result of the increase in the earnings credit on business accounts and a decrease in overdraft fees on deposit accounts. As market rates have increased, the Company has increased the earnings credit which offsets service charges on its business account product.
Total non-interest expense decreased $250,000 or 9.1 % for the three months ended March 31, 2006, as compared to the same period in 2005. Salary and benefit expense increased $100,000 or 6.2% as a result of routine salary adjustments, stock compensation expense, and increased costs associated with medical benefits. The decrease in non-interest expense for merchant bankcard for the period ending March 31, 2006 as compared to the same period in 2005 due to the sale of the Company’s servicing rights to Western States Bankcard Association in October 2005.
CREDIT LOSS PROVISION
The Bank maintains an allowance for credit losses on loans that occur from time to time as an incidental part of the business of banking. The allowance is increased by provisions charged to earnings and by recoveries on loans previously charged off, and is reduced by loan charge offs.
During the first three months ended March 31, 2006, the Bank funded the allowance for credit losses $48,000 from operations as compared to $33,000 for the same three-month period of 2005. The Bank increased the provision for credit losses for the three month period in 2006 as compared to the same period in 2005, based on its analysis of delinquencies, loan types, loan classifications, and other factors affecting the loan portfolio at March 31, 2006. The Bank experienced $3,000 in credit losses and no recoveries for the three months ended March 31, 2006 and $111,000 in net losses and no recoveries for the same period ended March 31, 2005. Historically, the Bank’s loan charge-off levels have been very low compared to its peers. Management believes that the allowance for credit losses at March 31, 2006 of $2,795,000 or 1.18% of total loans is adequate.
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
The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first three months of 2006. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income that is adjusted for non-cash items and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of both proceeds from maturities and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Bank’s deposit accounts and repurchase agreements.
Management believes that the Bank’s existing sources of liquidity will enable the Bank to fund its requirements in the normal course of business.
As of March 31, 2006, shareholders’ equity totaled $44,823,000 as compared to $42,296,000 at December 31, 2005, an increase of 6.0%. This increase in equity was primarily due to the Company’s net income.
Under the Company’s qualified incentive stock option plan, 181,460 shares of its common stock are authorized for distribution to certain key employees. As of March 31, 2006, options for 176,747 shares had been granted, options for 30,721 shares exercised, and options for 19,624 shares expired under this Plan.
Under the Company’s stock bonus plan, 45,365 shares of common stock are authorized for distribution. As of March 31, 2006, 310 shares had been issued under this Plan.

As of February 2006, the Federal Reserve Bank amended its rules relative to capital requirements for bank holding companies under $500 million in assets. As a result, there are no longer regulatory capital requirements for the Company, therefore the capital ratios are no longer calculated and disclosed.
Capital ratios for Citizens Bancorp and Citizens Bank were as follows as of the dates indicated:

	March 31, 2006			December 31, 2005
		Adequately	Well		Adequately	Well
		Capitalized	Capitalized		Capitalized	Capitalized
	Ratio	Standards	Standards	Ratio	Standards	Standards
Tier 1 Leverage Capital
Company	N/A	N/A	N/A	12.39%	4%	5%
Bank	13.39%	4%	5%	12.37%	4%	5%
Tier 1 Risk Based Capital
Company	N/A	N/A	N/A	15.57%	4%	6%
Bank	16.31%	4%	6%	15.56%	4%	6%
Total Risk Based Capital
Company	N/A	N/A	N/A	16.58%	8%	10%
Bank	17.33%	8%	10%	16.57%	8%	10%

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
It should be noted that the simulation model does not take into account future management actions that could be undertaken if there were a change in actual market interest rate during the year. Also, certain assumptions are required to perform modeling simulations that may have significant impact on the results. These include assumptions regarding the level of interest rates and balance changes on deposit products that do not have stated maturities. These assumptions have been developed through a combination of industry standards and future expected pricing behavior. The model also includes assumptions about changes in the composition or mix of the balance sheet. The results derived from the simulation model could vary significantly by external factors such as changes in the prepayment assumptions, early withdrawals of deposits and competition. Management has assessed these risks and believes that there has been no material change since December 31, 2005.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None
ITEM 1A. RISK FACTORS
There has not been any material change in the risk factors disclosure from that contained in the Company’s Form 10-K for the fiscal year ended December 31, 2005.
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

Date: May 12, 2006	By:	/s/ William V. Humphreys
William V. Humphreys
President and Chief Executive Officer

Date: May 12, 2006	By:	/s/ Lark E. Wysham
Lark E. Wysham
Executive Vice President and Chief Financial Officer