Form 10-Q
period 2006-06-30
CITIZENS BANCORP/OR
filed 2006-08-10
CIK 1048575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 28, 2006

Common Stock, no par value	4,744,357

CITIZENS BANCORP
FORM 10-Q
JUNE 30, 2006
INDEX

PART I FINANCIAL INFORMATION
ITEM 1
CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$12,793	$18,518
Interest bearing deposits in banks	1,653	166
Federal funds sold	—	435
Securities available for sale	51,514	63,863
Securities held to maturity	6,134	7,871
Federal Home Loan Bank stock	905	905
Loans held for sale	—	548
Loans, net	243,607	230,547
Premises and equipment	8,499	7,456
Accrued interest receivable	2,169	1,852
Cash surrender value of life insurance	4,336	4,257
Other assets	3,269	2,482

Total assets	$334,879	$338,900

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$52,683	$56,608
Savings and interest bearing demand	156,158	159,678
Time	38,553	37,797

Total deposits	247,394	254,083

Repurchase agreements	30,311	36,590
Other borrowings	9,493	1,878
Accrued interest payable	71	62
Other liabilities	1,359	3,991

Total liabilities	288,628	296,604

Shareholders’ Equity
Common stock (no par value); authorized 10,000,000 shares; Issued and outstanding: 2006 – 4,744,663 shares; 2005 – 4,670,386 shares;	30,211	28,938
Retained earnings	16,224	13,606
Accumulated other comprehensive loss	(184)	(248)

Total shareholders’ equity	46,251	42,296

Total liabilities and shareholders’ equity	$334,879	$338,900

See accompanying notes

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest Income:
Loans	$8,760	$7,751	$4,515	$3,939
Interest bearing deposits in banks	72	32	26	7
Securities available for sale	1,038	812	514	410
Securities held to maturity – tax exempt	155	187	76	93
Other interest income	4	15	2	3

Total interest income	10,029	8,797	5,133	4,452

Interest Expense:
Deposits	1,616	790	854	468
Borrowed funds	68	59	36	51
Repurchase agreements	484	454	251	196

Total interest expense	2,168	1,303	1,141	715

Net Interest Income	7,861	7,494	3,992	3,737

Provisions for credit losses	(82)	(67)	(34)	(34)

Net interest income after provision for credit losses	7,779	7,427	3,958	3,703

Non-interest Income:
Service charges on deposit accounts	660	720	328	360
Merchant Bankcard	96	841	96	454
Gain on sale of assets	—	92	—	—
Other	436	426	178	201

Total non-interest income	1,192	2,079	602	1,015

Non-interest Expense:
Salaries and employee benefits	3,323	3,256	1,608	1,641
Occupancy and equipment	643	621	321	298
Merchant Bankcard	1	707	1	378
Other	1,004	999	531	506

Total non-interest expense	4,971	5,583	2,461	2,823

Income before income taxes	4,000	3,923	2,099	1,895

Income taxes	1,382	1,315	732	615

Net income	$2,618	$2,608	$1,367	$1,280

Comprehensive Income	$2,682	$2,647	$1,372	$1,507

Earnings per share:
Basic	$0.55	$0.56	$0.29	$0.27
Diluted	$0.55	$0.56	$0.29	$0.27
Weighted average number of common shares outstanding
Basic	4,733,362	4,657,031	4,734,953	4,661,646
Diluted	4,763,754	4,688,891	4,761,637	4,691,584
Return on Average Assets	1.64%	1.56%	1.64%	1.53%
Return on Average Equity	12.41%	12.89%	11.96%	12.50%
See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30, 2006 and 2005
	Number of			Accumulated
	Common	Common		Other
	Shares	Stock	Retained	Comprehensive
	Outstanding	Amount	Earnings	Income (Loss)	Total
Balance, at December 31, 2004	4,620,250	$28,163	$10,612	($374)	$38,401

COMPREHENSIVE INCOME:

Net Income	—	—	2,608	—	2,608

Other comprehensive income, net of tax:
Unrealized loss on securities	—	—	—	39	39

Comprehensive Income	—	—	—	—	2,647

Issuance of common stock	31,614	549	—	—	549
Stock grants	55	1	—	—	1
Stock options exercised	11,042	120	—	—	120

Balance, at June 30, 2005	4,662,961	$28,833	$13,220	($335)	$41,718

Balance, at December 31, 2005	4,670,386	$28,938	$13,606	($248)	$42,296

COMPREHENSIVE INCOME:

Net Income	—	—	2,618	—	2,618

Other comprehensive income, net of tax:
Unrealized gain on securities	—	—	—	64	64

Comprehensive Income	—	—	—	—	2,682

Stock based compensation expense recognized in earnings	—	28	—	—	28
Issuance of common stock	64,951	1,127	—	—	1,127
Stock grants	75	1	—	—	1
Stock options exercised	9,336	118	—	—	118
Stock repurchase	(85)	(1)	—	—	(1)

Balance, at June 30, 2006	4,744,663	$30,211	$16,224	($184)	$46,251
See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited), (Dollars in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$2,618	$2,608
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	82	67
Depreciation and amortization	(224)	351
Origination of loans held for sale	(4,566)	(6,068)
Proceeds of loans held for sale	5,154	5,605
Gain on sale of loans	(40)	(50)
Gain on sales of assets and securities available for sale	—	(92)
Stock dividends received	—	(2)
(Increase) in accrued interest receivable	(317)	(288)
Increase in accrued interest payable	9	12
Other	(1,206)	(1,196)
Stock based compensation expense	28	—

Net cash provided by operating activities	1,537	946

Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	(1,487)	4,242
Net decrease in federal funds sold	435	5,787
Proceeds from maturities of available for sale securities	40,750	8,000
FHLB stock redeemed	—	14
Proceeds from maturities of securities held to maturity	1,745	1,510
Purchases of securities available for sale	(28,022)	(5,331)
Increase in loans made to customers, net of principal collections	(13,137)	(22,815)
Purchases of premises and equipment	(1,105)	(104)
Proceeds from sale of premises and equipment	—	172

Net cash (used in) investing activities	(821)	(8,525)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(6,689)	16,778
Net increase (decrease) in repurchase agreements and other borrowings	1,336	(8,351)
Payment of dividends, net of dividends reinvested	(1,206)	(1,576)
Exercised stock options	118	120
Repurchase and retirement of common stock	(1)	—

Net cash provided by (used in) financing activities	(6,441)	6,972

Net (decrease) in cash and due from banks	(5,725)	(607)

Cash and Due from Banks
Beginning of period	18,518	13,562

End of period	$12,793	$12,955

Supplemental Disclosure of Cash Flow Information
Interest paid	$2,159	$1,291
Income taxes paid	1,450	1,530
Supplemental Schedule of Non-cash Investing and Financing Activities

Fair value adjustment of securities available for sale, net of tax	64	39
Issuance of common stock through dividend reinvestment plan	1,127	549
See accompanying notes

CITIZENS BANCORP
Notes to Consolidated Financial Statements (unaudited)
1.	BASIS OF PRESENTATION

The interim condensed consolidated financial statements include the accounts of Citizens Bancorp (“Bancorp” or “the Company”), a bank holding company and its wholly owned subsidiary, Citizens Bank (“Bank”) after elimination of intercompany transactions and balances. Substantially all activity of Citizens Bancorp is conducted through its subsidiary bank.

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

The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2005 consolidated financial statements, including notes there to, included in Bancorp’s 2005 Annual Report to shareholders. The results of operations for the six months ended June 30, 2006, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 2006.

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

The Company uses the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, dividend yield, weighted average risk-free interest rate, and weighted average expected life of the options. There were no options granted during the six months ended June 30, 2006 and 2005.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires adoption as of January 1, 2006, the first day of the Company’s 2006 fiscal year. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the quarter ended June 30, 2006 totaled $28,000, no tax benefit was realized, and related to currently vesting employee stock options that were granted in prior years. At June 30, 2006, unrecognized stock-based compensation totaled $63 thousand. These costs are expected to be recognized over a weighted average period of 20 months.

Stock option activity during the quarter ended June 30, 2006 was as follows:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Stock options outstanding, December 31, 2005	151,651	$14.17
Granted	—	—
Exercised	(9,336)	$12.74
Forfeited	(2,940)	$16.66

Stock options outstanding, June 30, 2006	139,375	$14.21	6.67	$527

Stock options exercisable June 30, 2006	99,477	$13.37	6.13	$455

Stock option activity during the quarter ended June 30, 2005 was as follows:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Stock options outstanding, December 31, 2004	172,541	$14.11
Granted	—	—
Exercised	(11,042)	$10.90
Forfeited	(847)	$16.42

Stock options outstanding, June 30, 2005	160,652	$14.12	7.60	$503

Stock options exercisable June 30, 2005	83,559	$12.70	6.59	$363

The total intrinsic value of options exercised during the quarters ended June 30, 2006 and 2005 was $47 thousand and $69 thousand respectively and the total fair value of stock options that vested was $9 thousand for both periods. The amount of cash received from options exercised during the quarters ended June 30, 2006 and 2005 was $118 thousand and $120 thousand respectively. No tax benefit was realized through the exercise of options.
The following table presents the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 in the prior period.

	Six Months Ended	Three Months Ended
(dollars in thousands)	June 30, 2005	June 30, 2005
Net income, as reported	$2,608	$1,280
Less total stock-based employee compensation expense determined under fair value based methods for all qualifying awards	(64)	(32)

Pro forma net income	$2,544	$1,248

Earnings per share:
Basic – as reported	$0.56	$0.27
Basic – pro forma	$0.56	$0.27
Diluted – as reported	$0.56	$0.27
Diluted – pro forma	$0.55	$0.27
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

The numerators and denominators used in computing basic and diluted earnings per common share for the six months ended June 30, 2006 and 2005 can be reconciled as follows (dollars and share data in thousands):

	Six Months Ended
	June 30,
(dollars in thousands)	2006	2005
Net income	$2,618	$2,608

Weighed average shares outstanding – basic	4,733	4,657
	$0.55	$0.56

Incremental shares arising from stock-based compensation	30	32
Weighted average shares outstanding – diluted	4,763	4,689
Diluted net income per common share	$0.55	$0.56
5. CONTINGENCIES
Unfunded loan commitments totaled $56 million as of June 30, 2006 and $59 million as of December 31, 2005.
The company provides for a defined benefit retirement plan and other post-retirement benefits to certain eligible employees. The net periodic retirement plan and other benefit costs for the three months ended June 30, 2006 and 2005 was $57 thousand and $50 thousand respectively. The net periodic retirement plan and other benefit costs for the six months ended June 30, 2006 and 2005 was $113 thousand and $100 thousand respectively.
6. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effect or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement became effective for accounting changes and corrections or errors made in fiscal years beginning after December 15, 2005. Upon adoption there was no material effect on the Company’s financial statements or results of operations.
In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. The FSP requires that rental costs during a construction period be recognized as rental expense, rather than capitalized. The guidance became effective December 15, 2005. Upon adoption there was no material effect on the Company’s financial statements or results of operations.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company is currently evaluating the impact of FIN 48. The Company will adopt this Interpretation in the first quarter of 2007.
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
CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that include significant judgments and uncertainties, and could potentially result in materially different results under various assumptions and conditions. Bancorp believes that its most critical accounting policy upon which financial condition depends, and which involves the most complex or subjective decisions or assessments, is the Allowance for Credit Losses. Arriving at an appropriate level of allowance for credit losses involves a high degree of judgment. Bancorp’s allowance for credit losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information, national statistics relating to the probability of loss, and the prevailing business environment to assess the adequacy of the allowance for credit losses. In addition, the adequacy of the allowance is reviewed no less than quarterly in conjunction with a concurrent analysis of specific problem credits in the portfolio, both in terms of risk trending and the likelihood of default. The allowance for credit losses may be affected by changing economic conditions and various external factors in ways currently unforeseen. The allowance for credit losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.
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
Citizens Bancorp (“the Company” or “Bancorp”), an Oregon Corporation and financial holding company, was formed in 1996 for the purpose of becoming the holding company of Citizens Bank. Bancorp is headquartered in Corvallis, Oregon. Its principal business activities are conducted through its full-service, commercial bank subsidiary, Citizens Bank.
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
The long-term benefit to Bancorp of its cultural and management style is the development of the Bank over time. Risk levels have been greatly reduced because of expertise in loan, investment, operational, and human resource management.
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
2006 ACTIVITIES
On January 13, 2006 the Bank completed the purchase of land, building, and equipment in Springfield, Oregon for approximately $1.3 million. The building is currently occupied by another financial institution which is leasing the building from the Bank for two years. At the end of the lease the current occupant will vacate the building. The Bank plans to move its branch from its current location, which it leases, to the new location in Springfield. The exact timing of the move has not been determined.
On July 1, 2006 the Bank implemented its check image product and outsourced its proof and capture system to FiServe in Portland, Oregon. The Bank anticipates the expense related to the cost of these systems will be offset by the savings in personnel, equipment, postage and the shortening of clearing times for deposits. The Bank still offers its customers choices in how they wish to receive their bank statements; full truncation of checks, printed check images, or the return of their original checks. Customers can view check images through online banking or request a copy of an imaged check at any branch location. There is a charge for the return of checks with a statement.
Bancorp reported net income of $1,367,000 in the second quarter ending June 30, 2006 or $.28 per common share, an increase of 6.8% from the second quarter net income of $1,280,000 or $.27 per common share for the same period in 2005.
For the first six months of 2006, Bancorp earned $2,618,000 or $.54 per common share, a slight increase of .4% from the six month 2005 earnings of $2,608,000 or $.56 per common share.
LOAN PORTFOLIO
The composition of the loan portfolio, including loans held for sale, was as follows (in thousands):

	June 30, 2006	December 31, 2005	June 30, 2005
Commercial	$26,103	$22,478	$22,979
Agriculture	17,689	18,249	24,855
Real Estate
Construction	16,576	11,049	6,964
1-4 Family	25,479	22,787	23,045
Multi-family	22,869	25,419	24,895
Commercial	119,240	116,180	117,245
Farmland	15,872	14,046	13,487
Consumer Loans	3,019	3,502	3,399

	246,847	233,710	236,869

Less: net deferred loan fees	(416)	(413)	(439)

Total Loans	246,431	233,297	236,430

Less: allowance for credit losses	(2,824)	(2,750)	(2,745)

Net Loans	$243,607	$230,547	$233,685

Transactions in the allowance for credit losses were as follows for the six months ended June 30:

	2006	2005
Balance at beginning of period	$2,750	$2,790
Provision charged to operations	82	67
Loans recovered	0	4
Loans charged off	(8)	(116)

Balance at end of period	$2,824	$2,745

It is the policy of the Bank to place loans on nonaccrual after they become 90 days past due unless the loans are well secured and in the process of collection. The Bank may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status as a management tool to actively oversee specific loans.
Loans on non-accrual status as of June 30, 2006 and December 31, 2005 were approximately $1,837,000 and $2,073,000 respectively. At June 30, 2006 the Bank had no loans that were 90 days or more past due and still accruing interest. There were no loans with modified terms as of June 30, 2006. Non-performing assets (defined as loans on non-accrual status and loans past due 90 days or more) are deemed by management to have adequate collateral or have specific reserves set aside to cover potential losses.
Three agriculture relationships constitute the approximately $1.8 million in non-accrual loans status as of June 30, 2006. One loan relationship has been a long term work out and recently became a Chapter 12 bankruptcy work out. The Bank is fully secured by farm real estate with the value of the property adequate to pay off the loan. The second loan relationship is a customer who is in the process of liquidating assets to pay off all loans which is expected to be completed later this fall. Our exposure depends on the final sale price of farm lands held as collateral. We are estimating our exposure to be approximately $0 to $62,500 because the operating loan is guaranteed by the Farm Service Agency. The third loan relationship is another long term work out where the Bank is providing operating funds on an annual basis, while reducing its overall exposure. The estimated exposure is approximately $0 to $77,830. The operating loan is guaranteed by Farm Service Agency.
INVESTMENT SECURITIES
The amortized cost and estimated book value of the investment securities held by the Bank, including unrealized gains and losses, at June 30, 2006 and December 31, 2005, are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2006	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. Government and Agency Securities
Total	$51,816	$0	($302)	$51,514

Held to Maturity
State and Municipal Securities
Total	$6,134	$76	$0	6,210

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2005	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. Government and Agency Securities
Total	$64,269	$92	($406)	$63,863

Held to Maturity
State and Municipal Securities
Total	$7,871	$146	($5)	$8,012
MATERIAL CHANGES IN FINANCIAL CONDITION
Changes in the balance sheet for the six months ended June 30, 2006 include a decrease in total assets, primarily in cash and due from banks and investment securities, and a decrease in liabilities primarily in demand deposits and interest bearing deposits. Overall, the Bank experienced an increase in loans and a decrease in deposits.

At June 30, 2006, total assets decreased 1.2% or approximately $4,021,000 as compared to total assets at December 31, 2005. Major components of the change in assets were:
-	$5.7 million decrease in cash and due from banks or (30.9%)

-	$1.5 million increase in interest bearing deposits in banks or 895.8%

-	$12.3 million decrease in securities available for sale or (19.3%)

-	$13.1 million increase in net loans or 5.7%

-	$1.0 million increase in premises and equipment or 14.0%
Loans were generally made to customers within the Bank’s market area. The increases in loans were primarily funded by cash, matured securities, and borrowings. The use of matured securities to fund loan growth is the primary reason for the decline in available for sale securities. Loan growth increased in the second quarter ending June 30, 2006 as a result of increased calling by the Bank’s loan officers. The Bank continues to grow the loan portfolio through its qualified lending staff. At quarter-end, the Bank had three loans on non-accrual of approximately $1.8 million and one loan past due 30 days or more of less than $1 thousand. The Bank has a history of minimal loan charge-offs due to its exceptional underwriting policies, standards, and loan review processes. The Bank’s loan officers are actively calling and management anticipates that the loan portfolio will continue to grow in 2006 with high quality loans that are appropriately priced.
Premises and equipment increased by $1.0 million for the period ending June 30, 2006 as compared to the same period in 2005. On January 13, 2006 the Bank completed the purchase of land, building, and equipment in Springfield, Oregon for approximately $1.3 million. The building is currently occupied by another financial institution which is leasing the building from the Bank for two years. At the end of the lease the current occupant will vacate the building. The Bank plans to move its branch from its current location, which it leases, to the new location in Springfield. The exact timing of the move has not been determined.
The Bank experienced a decrease in deposits for the period ending June 30, 2006 as compared to the period ending December 31, 2005. Other liabilities decreased which was due primarily to the payment of the cash dividend during the six months ended June 30, 2006. Major components of the change in liabilities were:
-	$3.9 million decrease in demand deposits or (6.9%)

-	$3.5 million decrease in savings and interest bearing deposits or (2.2%)

-	$.756 million increase in time certificates of deposits or 2.0%

-	$6.3 million decrease in repurchase agreements or (17.2%)

-	$7.6 million increase in other borrowings or 405.5%

-	$2.6 million decrease in other liabilities, primarily due to the payment of the cash dividend to shareholders or (65.9%)
Total deposits decreased $6.7 million or 2.63% as of June 30, 2006. The decrease is partially a result of a decrease in deposits by several of the Bank’s large corporate depositors. Competition for deposits has been and continues to be very strong within the Bank’s market areas. The Bank has a low cost of funds/high margin strategy along with building customer relationships. It does not compete for deposits by trying to outbid competitors as the Bank enjoys good liquidity and alternate lower cost of funding sources than offering high non-relationship deposit rates. Management anticipates that deposit competition will remain strong but estimates that deposits will slowly grow by continuing to develop strong customer relationships and offering reasonable deposit rates.
Repurchase account deposits decreased approximately $6.3 million or 17.2% as a result of decreases in existing account balances for the period ending June 30, 2006 as compared to December 31, 2005. These accounts tend to have sizeable fluctuations in their balances as these are some of the Bank’s large commercial accounts.
Borrowings increased approximately $7.6 million or 405.5% for the period ending June 30, 2006 as compared to December 31, 2005. Borrowings were used to fund loan growth along with cash and matured investment securities.
As of June 30, 2006 repurchase agreements have averaged approximately $35.3 million and borrowings averaged approximated $2.4 million as compared to $48.2 million and $3.1 million respectively for the period ending June 30, 2005.
MATERIAL CHANGES IN RESULTS OF OPERATIONS
The Company reported net income of approximately $2,618,000 or $.54 per common share, for the six months ended June 30, 2006, compared to net income of approximately $2,608,000 or $.56 per common share, for the same period in 2005. This represents an increase in net income of .4%. Net income for the quarter ended June 30, 2005, was approximately $1,367,000 or $.28 net income per common share, compared to net income of approximately $1,280,000, or $.27 per common share, for the same period in 2005. This represents an increase in net income of $87,000 or 6.8%. The increase during both these periods was largely attributable to an increase in interest income on loans.
Total interest income increased approximately $1,232,000 or 14.0% for the six months and $681,000 or 15.3% for the three months ended June 30, 2006 as compared to the same periods in 2005. The change for the six month and the three month period was primarily a result of an increase in interest income from loans and investments. The increase in interest income from loans, excluding real estate loans, was primarily due to an increase in the average yield on those loans for the six and three month periods ending June 30, 2006 as compared to the same periods in 2005. The increase in interest income on real estate loans was due to both volume and rate increases for both the six month and three month periods ending June 30, 2006 as compared to the same periods in 2005. For the six month period, approximately 74% of the increase in interest income on real estate loans related to volume. For the three month period, the increase in interest income was proportional due to an increase in yield and volume. The increase in interest income on securities available for sale was result of the repricing of maturing securities that were reinvested at higher yields which offset the decrease in the balance of the investment portfolio.
Total interest expense increased approximately $865,000 or 66.4% for the six months and $426,000 or 59.6% for the three months ended June 30, 2006 as compared to the same periods in 2005. The increase in interest expense on deposits for these periods was the result of higher interest rates paid for customer deposits resulting from overall market rate increases which were greater than the effect of decreases in the balances of interest bearing deposit accounts and as compared to the same periods in 2005.
Net interest income for the six months ended June 30, 2006 increased approximately $367,000 or 4.9% and $255,000 or 6.8% for the three-month period ended June 30, 2006 as compared to the same periods in 2005. The increase in both the three-month and six-month period ended June 30, 2006 was primarily a result of the increase in interest income on loans and investments as compared to the same periods in 2005.
Total non-interest income decreased approximately $899,000 or 43.2% for the six months and $425,000 or 41.9% for the three months ended June 30, 2006 as compared to the same periods in 2005. The primary decrease was in merchant bankcard income of $745,000 or 88.6% for the six month period and $358,000 or 78.6% for the three month period ended June 30, 2006 as compared to the same periods in 2005. This decrease resulted from the Bank transferring its merchant bankcard servicing right to Western States Bankcard Association (“WSBA”) in October 2005. The Bank is paid fee income by WSBA for its merchant base of business. Service charge income decreased $60,000 or 8.3% for the six month period and $32,000 or 8.9% of the three month period ended June 30, 2006 as compared to the same periods in 2005. The decrease is primarily a result of the increase in the earnings credit on business accounts and a decrease in overdraft fees on deposit accounts. As market rates have increased, the Bank has increased the earnings credit which offsets service charges on its business account product.
Total non-interest expense decreased $624,000 or 11.2% for the six months and $374,000 or 13.3% for the three months ended June 30, 2006, as compared to the same periods in 2005. Salary and benefit expense increased $67,000 or 2.1% for the six months ended June 30, 2006 as a result of routine salary adjustments, stock compensation expense, and increased costs associated with medical benefits as compared to the same period in 2005. The decrease in salary and benefits of $33,000 or 2% for the three month period ended June 30, 2006 was primarily a result of loan fee income accounted for under FASB 91 as compared to the same period in 2005. The decrease in merchant bankcard expense of $706,000 or 99.9% for the six month period and $378,000 or 99.8% for the three month period ended June 30, 2006 as compared to the same period in 2005 was due to the sale of the Bank’s servicing rights to Western State Bankcard Association in October 2005.
CREDIT LOSS PROVISION
The Bank maintains an allowance for credit losses on loans that occur from time to time as an incidental part of the business of banking. The allowance is increased by provisions charged to earnings and by recoveries on loans previously charged off, and is reduced by loan charge offs.
During the six months ended June 30, 2006, the Bank funded the allowance for credit losses $82,000 from operations as compared to $67,000 for the same six-month period of 2005. For the three month period ending June 30, 2006 and 2005, the Bank funded the allowance for credit losses $34,000 in each of those periods. The Bank increased the allowance for credit losses for the six month period ending June 30, 2006 as compared to the same period in 2005 based on its analysis of delinquencies, loan types, loan classifications, and other factors affecting the loan portfolio at June 30, 2006. The Bank experienced $8,000 in credit losses and $0 in recoveries for the six months ended June 30, 2006 and $116,000 in net losses and $4 in recoveries for the same period in 2005. Historically, the Bank’s loan charge-off levels have been very low compared to its peers. Management believes that the allowance for credit losses at June 30, 2006 of $2,824,000 or 1.15% of total loans is adequate.
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

Management uses a loan grading system wherein loan officers assign a risk grade to each of their loans at inception and at intervals based on receipt of financial information, renewal, or when there is an indication that a credit may have improved or weakened. For loans greater than $25 thousand, loan grades are reviewed by loan administration at inception and at the same intervals as stated above. An annual review of loan grades is presented to the CEO and the board of directors. The risk grades in the loan portfolio are used in determining a factor that is used in analyzing the adequacy of the allowance for credit losses.
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
The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first six months of 2006. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income that is adjusted for non-cash items and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of both proceeds from maturities and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Bank’s deposit accounts and repurchase agreements.
Other borrowings increased $7.6 million or 405.5% for the first six months of 2006 as compared to December 31, 2005. This increase was the result of loan growth in the Bank’s market areas and a decrease in deposits. The Bank intentionally grew the investment portfolio during periods of slow loan growth but kept the available for sale investment maturities short in order to fund its anticipated loan growth. As investments have matured, those bonds that are not pledged as collateral are matured into cash and used to fund loan growth or pay down borrowings. Management believes that the Bank’s existing sources of liquidity will enable the Bank to fund its requirements in the normal course of business.
As of June 30, 2006, shareholders’ equity totaled $46,251,000 as compared to $42,296,000 at December 31, 2005, an increase of 9.4%. This increase in equity was primarily due to the Company’s net income.
Under the Company’s qualified incentive stock option plan, 181,460 shares of its common stock are authorized for distribution to certain key employees. As of June 30, 2006, options for 176,747 shares had been granted, options for 35,151 shares exercised, and options for 21,844 shares expired under this Plan.
Under the Company’s stock bonus plan, 45,365 shares of common stock are authorized for distribution. As of June 30, 2006, 355 shares had been issued under this Plan.
As of February 2006, the Federal Reserve Bank amended its rules relative to capital requirements for bank holding companies under $500 million in assets. As a result, there are no longer regulatory capital requirements for the Company, therefore the capital ratios are no longer calculated and disclosed.
Capital ratios for Citizens Bancorp and Citizens Bank were as follows as of the dates indicated:

	June 30, 2006			December 31, 2005
		Adequately	Well		Adequately	Well
		Capitalized	Capitalized		Capitalized	Capitalized
	Ratio	Standards	Standards	Ratio	Standards	Standards
Tier 1 Leverage Capital
Company	N/A	N/A	N/A	12.39%	4%	5%
Bank	13.87%	4%	5%	12.37%	4%	5%
Tier 1 Risk Based Capital
Company	N/A	N/A	N/A	15.57%	4%	6%
Bank	16.34%	4%	6%	15.56%	4%	6%
Total Risk Based Capital
Company	N/A	N/A	N/A	16.58%	8%	10%
Bank	17.34%	8%	10%	16.57%	8%	10%

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
Issuer Purchase of Equity Securities – None to be reported
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
(a)	April 18, 2006, Annual Meeting

(b)	Need not be completed

(c)	The following matters were voted upon at the Annual Meeting of Shareholders on April 18, 2006
(1)	The re-election of three (3) Directors for terms expiring in 2009 or until their successors have been elected and qualified.

Directors:

Eric Thompson		James E. Richards		Jock Gibson
Votes cast for:	3,555,746	Votes cast for:	3,555,706	Votes cast for:	3,555,746
Votes withheld:	43,901	Votes withheld:	43,941	Votes withheld:	43,901
(2)	The election of one (1) Director for a term expiring in 2007 or until his successor has been elected and qualified.

Director:

Michael A. Butler
Votes cast for:	3,554,423
Votes withheld:	45,224
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
(a)	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2006	By:	/s/ William V. Humphreys

William V. Humphreys
President and
Chief Executive Officer

Date: August 10, 2006	By:	/s/ Lark E. Wysham

Lark E. Wysham
Executive Vice President and
Chief Financial Officer