Form 10-Q
period 2006-09-30
CITIZENS BANCORP/OR
filed 2006-11-13
CIK 1048575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 27, 2006
Common Stock, no par value	4,739,665

CITIZENS BANCORP
FORM 10-Q
SEPTEMBER 30, 2006
INDEX

PART I FINANCIAL INFORMATION
ITEM 1
CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$16,218	$18,518
Interest bearing deposits in banks	2,181	166
Federal funds sold	231	435
Securities available for sale	44,121	63,863
Securities held to maturity	5,888	7,871
Federal Home Loan Bank stock	905	905
Loans held for sale	131	548
Loans, net	257,043	230,547
Premises and equipment	8,374	7,456
Accrued interest receivable	2,139	1,852
Cash surrender value of life insurance	4,376	4,257
Other assets	3,044	2,482

Total assets	$344,651	$338,900

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$57,283	$56,608
Savings and interest bearing demand	163,687	159,678
Time	40,035	37,797

Total deposits	261,005	254,083
Repurchase agreements	32,361	36,590
Other borrowings	1,713	1,878
Accrued interest payable	87	62
Other liabilities	1,740	3,991

Total liabilities	296,906	296,604
Shareholders’ Equity
Common stock (no par value); authorized 10,000,000 shares; Issued and outstanding: 2006 — 4,739,246 shares; 2005 — 4,670,386 shares;	30,141	28,938
Retained earnings	17,729	13,606
Accumulated other comprehensive loss	(125)	(248)

Total shareholders’ equity	47,745	42,296
Total liabilities and shareholders’ equity	$344,651	$338,900

See accompanying notes

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest Income:
Loans	$13,644	$12,004	$4,884	$4,253
Interest bearing deposits	109	41	37	9
Securities available for sale	1,757	1,201	719	389
Securities held to maturity	220	272	65	85
Other interest income	29	16	25	1

Total interest income	15,759	13,534	5,730	4,737
Interest Expense:
Deposits	2,689	1,369	1,073	579
Borrowed funds	141	150	73	91
Repurchase agreements	756	608	272	154

Total interest expense	3,586	2,127	1,418	824
Net Interest Income	12,173	11,407	4,312	3,913
Provision for credit losses	114	108	32	41
Net interest income after provision for credit losses	12,059	11,299	4,280	3,872
Non-interest Income:
Service charges on deposit accounts	972	1,088	312	368
Gain on sale of assets	—	92	—	—
Merchant bankcard	134	1,296	38	455
Other	652	658	216	232

Total non-interest income	1,758	3,134	566	1,055
Non-interest Expense:
Salaries and employee benefits	5,020	4,883	1,697	1,627
Occupancy and equipment	966	927	323	306
Merchant bankcard	1	1,109	—	402
Other	1,539	1,514	535	515

Total non-interest expense	7,526	8,433	2,555	2,850
Income before income taxes	6,291	6,000	2,291	2,077

Income taxes	2,168	2,016	786	701
Net income	$4,123	$3,984	$1,505	$1,376

Comprehensive income	$4,246	$4,047	$1,564	$1,400
Earnings per share:
Basic	$0.87	$0.86	$0.32	$0.30
Diluted	$0.87	$0.85	$0.32	$0.29
Weighted average number of common Shares outstanding:
Basic	4,736,758	4,659,303	4,743,481	4,663,772
Diluted	4,761,115	4,695,896	4,762,589	4,705,640
Return on Average Assets	1.64%	1.59%	1.77%	1.60%
Return on Average Equity	12.19%	12.94%	12.75%	13.04%
See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30, 2005 and 2006
	Number of			Accumulated
	Common	Common		Other
	Shares	Stock	Retained	Comprehensive
	Outstanding	Amount	Earnings	Income (Loss)	Total
Balance, at December 31, 2004	4,620,250	$28,163	$10,612	($374)	$38,401
COMPREHENSIVE INCOME:
Net Income	—	—	3,984	—	3,984
Other comprehensive income, net of tax:
Unrealized loss on securities	—	—	—	63	63
Comprehensive Income	—	—	—	—	4,047
Issuance of common stock	31,614	549	—	—	549
Stock grants	75	1	—	—	1
Stock options exercised	13,659	149	—	—	149
Income tax benefit from stock options exercised	—	5	—	—	5

Balance, at September 30, 2005	4,665,598	$28,867	$14,596	($311)	$43,152

Balance, at December 31, 2005	4,670,386	$28,938	$13,606	($248)	$42,296
COMPREHENSIVE INCOME:
Net Income	—	—	4,123	—	4,123
Other comprehensive income, net of tax:
Unrealized gain on securities	—	—	—	123	123
Comprehensive Income	—	—	—	—	4,246
Stock based compensation expense recognized in earnings	—	42	—	—	42
Issuance of common stock	64,951	1,127	—	—	1,127
Stock grants	90	1	—	—	1
Stock options exercised	10,080	127	—	—	127
Stock repurchase	(6,261)	(94)			(94)

Balance, at September 30, 2006	4,739,246	$30,141	$17,729	($125)	$47,745

See accompanying notes

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited), (Dollars in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$4,123	$3,984
Adjustments to reconcile net income to net
Cash provided by operating activities:
Provision for credit losses	114	108
Depreciation and amortization	(47)	507
Origination of loans held for sale	(6,835)	(9,834)
Proceeds of loans held for sale	7,316	9,325
Gain on sale of loans	(64)	(82)
Gains on sales of assets and securities available for sale	—	(92)
Stock dividends received	—	(2)
Increase in accrued interest receivable	(287)	(443)
Decrease in accrued interest payable	25	17
Stock based compensation expense	42	—
Other	(658)	(898)

Net cash provided by operating activities	3,729	2,590
Cash Flows from Investing Activities
Net (increase) decrease in interest bearing deposits in banks	(2,015)	5,123
Net decrease in federal funds sold	204	5,402
Proceeds from maturities of available for sale securities	55,500	15,976
Proceeds from sales of available for sale securities	—	14
Proceeds from maturities of securities held to maturity	1,995	1,510
Purchases of securities available for sale	(35,000)	(5,431)
Increase in loans made to customers, net of principal collections	(26,609)	(27,855)
Purchases of premises and equipment and other	(1,459)	(299)
Proceeds from sale of premises and equipment	—	172

Net cash used in investing activities	(7,384)	(5,388)
Cash Flows from Financing Activities
Net increase in deposits	6,922	28,259
Net decrease in repurchase agreements and other borrowings	(4,394)	(16,445)
Payment of dividends, net of dividends reinvested	(1,206)	(1,576)
Exercised stock options	127	149
Repurchase and retirement of common stock	(94)	—

Net cash provided by financing activities	1,355	10,387
Net (decrease) increase in cash and due from banks	$(2,300)	$7,589
Cash and Due from Banks
Beginning of period	18,518	13,562
End of period	$16,218	$21,151

Supplemental Disclosure of Cash Flow Information
Interest paid	$3,561	$2,110
Income taxes paid	1,950	2,135
Supplemental Schedule of Non-cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	123	63
Issuance of common stock through dividend reinvestment plan	1,127	549
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
The interim consolidated financial statements should be read in conjunction with the December 31, 2005 consolidated financial statements, including notes there to, included in Bancorp’s 2005 Annual Report to shareholders. The results of operations for the nine months ended September 30, 2006, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 2006.
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
The Company uses the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, dividend yield, weighted average risk-free interest rate, and weighted average expected life of the options. There were no options granted during the nine months ended September 30, 2006 and 2005.
The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires adoption as of January 1, 2006, the first day of the Company’s 2006 fiscal year. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the nine months ended September 30, 2006 totaled $42 thousand, no tax benefit was realized, and related to currently vesting employee stock options that were granted in prior years. At September 30, 2006, unrecognized stock-based compensation totaled $40 thousand. These costs are expected to be recognized over a weighted average period of 17 months.

Stock option activity during the quarter ended September 30, 2006 was as follows:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Stock options outstanding, December 31, 2005	151,651	$14.17
Granted	—	—
Exercised	(10,080)	$12.65
Forfeited	(2,940)	$16.66

Stock options outstanding, September 30, 2006	138,631	$14.23	6.38	$631

Stock options exercisable September 30, 2006	98,733	$13.38	5.84	$380

Stock option activity during the quarter ended September 30, 2005 was as follows:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(in thousands)
Stock options outstanding, December 31, 2004	172,541	$14.14
Granted	—	—
Exercised	(13,659)	$10.91
Forfeited	(2,157)	$17.30

Stock options outstanding, June 30, 2005	156,725	$14.14	7.30	$537

Stock options exercisable June 30, 2005	80,730	$12.74	6.30	$377

The total intrinsic value of options exercised during the period ended September 30, 2006 and 2005 was $50 thousand and $88 thousand respectively and the total fair value of stock options that vested was $9 thousand for both periods. The amount of cash received from options exercised during the period ended September 30, 2006 and 2005 was $127 thousand and $149 thousand respectively. No tax benefit was realized through the exercise of options.
The following table presents the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 in the prior period.

	Nine Months Ended	Three Months Ended
(dollars in thousands)	September 30, 2005	September 30, 2005
Net income, as reported	$3,984	$1,376
Less total stock-based employee compensation expense determined under fair value based methods for all qualifying awards	(97)	(32)

Pro forma net income	$3,887	$1,344

Earnings per share:
Basic — as reported	$0.86	$0.30
Basic — pro forma	$0.83	$0.29
Diluted — as reported	$0.85	$0.29
Diluted — pro forma	$0.83	$0.29
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

The numerators and denominators used in computing basic and diluted earnings per common share for the nine months ended September 30, 2006 and 2005 can be reconciled as follows (dollars and share data in thousands):

	Nine Months Ended
	September 30,
(dollars in thousands)	2006	2005
Net income	$4,123	$3,984

Weighed average shares outstanding — basic	4,737	4,659
	$0.87	$0.86

Incremental shares arising from stock-based compensation	24	37
Weighted average shares outstanding — diluted	4,761	4,696
Diluted net income per common share	$0.87	$0.85
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and nine month periods ended September 30, 2006, there were 51,997 anti-dilutive shares outstanding related to options to acquire common stock. For both the three and nine month periods ended September 30, 2005, there were no anti-dilutive shares related to options to acquire common stock.
5. CONTINGENCIES
Unfunded loan commitments totaled $58 million as of September 30, 2006 and $59 million as of December 31, 2005.
The company provides for a defined benefit retirement plan and other post-retirement benefits to certain eligible employees. The net periodic retirement plan and other benefit costs for the three months ended September 30, 2006 and 2005 was $59 thousand and $50 thousand respectively. The net periodic retirement plan and other benefit costs for the nine months ended September 30, 2006 and 2005 was $172 thousand and $150 thousand respectively.
6. RECENT ACCOUNTING PRONOUNCEMENTS
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
In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” FASB Technical Bulletin No. 85-4 requires that the amount that could be realized under the insurance contract as of the date of the statement of financial position should be reported as an asset. Since the issuance of FASB Technical Bulletin No. 85-4, there has been diversity in practice in the calculation of the amount that could be realized under insurance contracts. EITF Issue No. 06-5, which is effective January 1, 2007, concludes that the Company should consider any additional amounts (e.g., cash stabilization reserves and deferred acquisition cost taxes) included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized in accordance with FASB Technical Bulletin No. 85-4. The adoption of EITF Issue No. 06-5 is not expected to have a material impact on the Company’s results of operations and financial condition.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of SFAS 157 to have a material impact on the consolidated financial statements or results of operations of the Company.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements “, providing guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe the guidance provided by SAB 108 will have a material effect on the Company’s financial condition or results of operations.
7. OPERATING SEGMENTS
The Company has operating segments which have been aggregated into three reporting segment as provided in SFAS No. 131 “Disclosure About Segments of an Enterprise and Related Information”.
Management has evaluated the Company’s overall operation and determined that its business consists of certain reportable segments as of September 30, 2006 and 2005. Our operating segments are aggregated into reportable segments based primarily upon similar economic characteristics, products, services, customers, and delivery methods. These segments are community banking operations, mortgage department services, and treasury services. The following describes these segments:

Community Banking — The principal business activities of this segment are attracting deposits from the general public and originating commercial and real estate loans for small and medium size businesses in the Company’s branch market areas. This segment’s primary sources of revenue are interest income and fees earned in connection with loans and deposits. This segment’s principal expenses consist of interest paid on deposits, personnel, occupancy, and other general expenses.
Mortgage Department — The principal business activities of this segment are to originate, process, underwrite, fund and sell residential 1-4 family real estate loans. A small portion of loans are retained (less than 5 percent of originations) in the department’s portfolio. This segment’s primary sources of revenues are from interest from retained loans, loan fees, and servicing released premiums. This segment’s primary expenses are personnel, occupancy, and other general expenses.
Treasury Services — The treasury function of the Company, although not considered a line of business, is responsible for the management of the investment portfolio, data processing and holding company activities. This segment’s primary source of revenue is interest income from the investment portfolio. This segment’s primary expenses are personnel expenses, data processing expense, the Company’s state and federal income tax expense, and other general and administrative expenses.
The financial results of each segment are derived from the Company’s general ledger system. Selected financial information on the Company’s segments is presented below for the nine and three months ended September 30, 2006 and 2005.

	Nine months ended September 30, 2006
	Treasury	Mortgage	Community
(Dollars in thousands)	Services	Department	Banking	Consolidated
Interest income	$2,230	$279	$13,250	$15,759
Interest expense	215	—	3,371	3,586

Net interest income	2,015	279	9,879	12,173

Provision for loan losses	114	—	—	114
Non-interest income	148	36	1,574	1,758
Non-interest expense	3,843	124	3,559	7,526

Income (loss) before income taxes	(1,794)	191	7,894	6,291
Provision (benefit) for income taxes	2,168	—	—	2,168

Net income (loss)	$(3,962)	$191	$7,894	$4,123

Assets	$74,652	$4,861	$265,138	$344,651
Loans, Net	$5	$4,837	$252,332	$257,174
Deposits	$1,500	—	$259,505	$261,005

	Nine months ended September 30, 2005
	Treasury	Mortgage	Community
(Dollars in thousands)	Services	Department	Banking	Consolidated
Interest income	$1,649	$226	$11,659	$13,534
Interest expense	135	—	1,992	2,127

Net interest income	1,514	226	9,667	11,407

Provision for loan losses	108	—	—	108
Non-interest income	128	76	2,930	3,134
Non-interest expense	3,693	127	4,613	8,433

Income (loss) before income taxes	(2,159)	175	7,984	6,000
Provision (benefit) for income taxes	2,016	—	—	2,016

Net income (loss)	$(4,175)	$175	$7,984	$3,984

Assets	$97,158	$3,381	$248,313	$348,852
Loans, Net	$5	$3,666	$235,891	$239,262
Deposits	$785	—	$262,956	$263,741

	Three months ended September 30, 2006
	Treasury	Mortgage	Community
(Dollars in thousands)	Services	Department	Banking	Consolidated
Interest income	$881	$105	$4,744	$5,730
Interest expense	71	—	1,347	1,418

Net interest income	810	105	3,397	4,312

Provision for loan losses	32	—	—	32
Non-interest income	76	11	479	566
Non-interest expense	1,344	40	1,171	2,555

Income (loss) before income taxes	(490)	76	2,705	2,291
Provision (benefit) for income taxes	786	—	—	786

Net income (loss)	$(1,276)	$76	$2,705	$1,505

	Three months ended September 30, 2005
	Treasury	Mortgage	Community
(Dollars in thousands)	Services	Department	Banking	Consolidated
Interest income	$525	$88	$4,124	$4,737
Interest expense	66	—	758	824

Net interest income	459	88	3,366	3,913

Provision for loan losses	41	—	—	41
Non-interest income	69	23	963	1,055
Non-interest expense	1,178	42	1,630	2,850

Income (loss) before income taxes	(691)	69	2,699	2,077
Provision (benefit) for income taxes	701	—	—	701

Net income (loss)	$(1,392)	$69	$2,699	$1,376

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
The Bank has an emphasis in financing farm operations, equipment, and property. The Bank has also emphasized loans to professionals with its professional line of credit products. The Bank’s loan portfolio has some concentrations in real estate secured loans, primarily commercial properties. The Bank also operates a small residential mortgage loan origination department that originates loans and sells them into the secondary market.

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
The Company conducted a strategic planning initiative in September 2006. The initiative began with a survey of all lending officers, operations officers, branch managers, and executive officers to obtain their insights and suggestions for the future strategic goals of the Company. The board of directors discussed their future vision for the Company and reviewed the survey from the management team. The board of directors then set three vital goals for the Company: 1) grow the bank’s assets, 2) continue to generate a return to the shareholders at or above peer performance, 3) increase its commitment to the human resources of the Company. These goals are being communicated to the Company’s employees by the CEO. From these goals, action plans to implement strategies to attain these goals are being developed throughout the Company.
Bancorp reported net income of $1,505,000 in the third quarter ending September 30, 2006 or $.32 per common share, an increase of 9.4% from the second quarter net income of $1,376,000 or $.30 per common share for the same period in 2005.
For the first nine months of 2006, Bancorp earned $4,123,000 or $.87 per common share, an increase of 3.5% from the nine month 2005 earnings of $3,984,000 or $.86 per common share.
LOAN PORTFOLIO
The composition of the loan portfolio was as follows (in thousands):

	September 30, 2006		December 31, 2005		September 30, 2005
Commercial	$26,859	10.3%	$22,478	9.6%	$21,258	8.8%
Agriculture	19,844	7.6%	18,249	7.8%	25,045	10.4%
Real Estate
Construction	17,177	6.6%	11,049	4.7%	6,889	2.8%
1-4 Family	26,193	10.1%	22,787	9.8%	22,440	9.3%
Multi-family	25,360	9.7%	25,419	10.9%	24,943	10.3%
Commercial	124,428	47.8%	116,180	49.7%	121,341	50.2%
Farmland	17,267	6.6%	14,046	6.0%	16,031	6.6%
Consumer Loans	3,185	1.2%	3,502	1.5%	3,958	1.6%

	260,313	100%	233,710	100%	241,905	100%
Less: net deferred loan fees	(420)		(413)		(447)
Total Loans	259,893		233,297		241,458
Less: allowance for credit losses	(2,850)		(2,750)		(2,787)

Net Loans	$257,043		$230,547		$238,671

Transactions in the allowance for credit losses were as follows for the nine months ended September 30:

	2006	2005
Balance at beginning of period	$2,750	$2,790
Provision charged to operations	114	108
Loans recovered	3	6
Loans charged off	(17)	(117)

Balance at end of period	$2,850	$2,787

It is the policy of the Bank to place loans on nonaccrual after they become 90 days past due unless the loans are well secured and in the process of collection. The Bank may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status as a management tool to actively oversee specific loans.
Loans on non-accrual status as of September 30, 2006 and December 31, 2005 were approximately $1,619,000 and $2,073,000 respectively. At September 30, 2006 the Bank had no loans that were 90 days or more past due and still accruing interest. There were no loans with modified terms as of September 30, 2006. Non-performing assets (defined as loans on non-accrual status and loans past due 90 days or more) are deemed by management to have adequate collateral or have specific reserves set aside to cover potential losses.
Three agriculture relationships constitute the approximately $1.6 million in non-accrual loans status as of September 30, 2006. One loan relationship has been a long term work out and recently became a Chapter 12 bankruptcy work out. The Bank is fully secured by farm real estate with the value of the property adequate to pay off the loan. The second loan relationship is a customer who is in the process of liquidating assets to pay off all loans which is expected to be completed later this fall. Our exposure depends on the final sale price of farm lands held as collateral. We are estimating our exposure to be approximately $0 to $62,500 because the operating loan is guaranteed by the Farm Service Agency. The third loan relationship is another long term work out where the Bank is providing operating funds on an annual basis, while reducing its overall exposure. The estimated exposure is approximately $0 to $77,830. The operating loan is guaranteed by Farm Service Agency.
INVESTMENT SECURITIES
The amortized cost and estimated book value of the investment securities held by the Bank, including unrealized gains and losses, at September 30, 2006 and December 31, 2005, are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2006	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. Government and Agency Securities
Total	$44,327	$33	($239)	$44,121
Held to Maturity
State and Municipal Securities
Total	$5,888	$89	$0	$5,977

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2005	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. Government and Agency Securities
Total	$64,269	$92	($406)	$63,863
Held to Maturity
State and Municipal Securities
Total	$7,871	$146	($5)	$8,012
MATERIAL CHANGES IN FINANCIAL CONDITION
Changes in the balance sheet for the nine months ended September 30, 2006 include an increase in total assets, primarily in loans and interest bearing deposits in banks offset by a decrease in securities available for sale and held to maturity, and an increase in liabilities primarily in demand and interest bearing deposits. Overall, the Bank experienced an increase in loans and deposits.

At September 30, 2006, total assets increased 1.7% or approximately $5,751,000 as compared to total assets at December 31, 2005. Major components of the change in assets were:
•	$2.3 million decrease in cash and due from banks or (12.4%)

•	$2.0 million increase in interest bearing deposits in banks or 1,213.9%

•	$19.7 million decrease in securities available for sale or (30.9%)

•	$26.5 million increase in net loans or 11.5%

•	$.918 million increase in premises and equipment or 12.3%
Loans were generally made to customers within the Bank’s market area. The increases in loans were primarily funded by cash and matured securities. The use of matured securities to fund loan growth is the primary reason for the decline in available for sale securities. Loan growth increased in the third quarter ending September 30, 2006 as a result of increased calling by the Bank’s loan officers. The Bank continues to grow the loan portfolio through its qualified lending staff. At quarter-end, the Bank had three loans on non-accrual of approximately $1.6 million. The Bank has a history of minimal loan charge-offs due to its exceptional underwriting policies, standards, and loan review processes. The Bank’s loan officers are actively calling and management anticipates that the loan portfolio will continue to grow in 2006 with high quality loans that are appropriately priced.
Premises and equipment increased by $.918 million for the period ending September 30, 2006 as compared to the same period in 2005. On January 13, 2006 the Bank completed the purchase of land, building, and equipment in Springfield, Oregon for approximately $1.3 million. The building is currently occupied by another financial institution which is leasing the building from the Bank for two years. At the end of the lease the current occupant will vacate the building. The Bank plans to move its branch from its current location, which it leases, to the new location in Springfield. The exact timing of the move has not been determined.
The Bank experienced an increase in deposits for the period ending September 30, 2006 as compared to the period ending December 31, 2005. Other liabilities decreased which was due primarily to the payment of the cash dividend during the nine months ended September 30, 2006. Major components of the change in liabilities were:
•	$.675 million increase in demand deposits or 1.2%

•	$4.0 million increase in savings and interest bearing deposits or 2.5%

•	$2.2 million increase in time certificates of deposits or 5.9%

•	$4.2 million decrease in repurchase agreements or (11.6%)

•	$.165 million decrease in other borrowings or (8.8%)

•	$2.3 million decrease in other liabilities, primarily due to the payment of the cash dividend to shareholders or (56.4%)
DEPOSITS AND BORROWINGS
The composition of deposits is as follows (in thousands):

	September 30, 2006		December 31, 2005		September 30, 2005
Demand, non-interest bearing	$57,283	21.9%	$56,608	22.3%	$64,089	24.3%
Interest bearing demand	34,284	13.1%	36,289	14.3%	37,393	14.2%
Money market and savings	129,403	49.6%	123,389	48.6%	123,566	46.9%
Time certificates	40,035	15.3%	37,797	14.9%	38,693	14.7%

Total deposits	$261,005	100%	$254,083	100%	$263,741	100%

The composition of borrowings is as follows (in thousands):

	September 30, 2006	December 31, 2005	September 30, 2005
Treasury tax and loan deposit note	$1,713	$1,878	$1,743
Federal Home Loan Bank — short term borrowings	—	—	5,000
Repurchase agreements	32,361	36,590	33,971

Total borrowings	34,074	38,468	40,714

Total deposits increased $6.9 million or 2.7% as of September 30, 2006. Management believes a portion of the increase in deposits is in new core customer relationships due to calling efforts in its market areas. Competition for deposits has been and continues to be very strong within the Bank’s market areas. The Bank has a low cost of funds/high margin strategy along with building customer relationships. It does not compete for deposits by trying to outbid competitors as the Bank enjoys good liquidity and alternate lower cost of funding sources than offering high non-relationship deposit rates. Management anticipates that deposit competition will remain strong but estimates that deposits will slowly grow by continuing to develop strong customer relationships and offering reasonable deposit rates.
Repurchase account deposits decreased approximately $4.2 million or 11.6% as a result of decreases in existing account balances for the period ending September 30, 2006 as compared to December 31, 2005. These accounts tend to have sizeable fluctuations in their balances as these are some of the Bank’s large commercial accounts.

Borrowings decreased approximately $.165 million or 8.8% for the period ending September 30, 2006 as compared to December 31, 2005. Borrowings of $1.7 million as of September 30, 2006 represent treasury tax and loan deposits.
As of September 30, 2006 repurchase agreements have averaged approximately $34.4 million and borrowings averaged approximated $2.8 million as compared to $43.1 million and $4.8 million for the period ending September 30, 2005.
MATERIAL CHANGES IN RESULTS OF OPERATIONS
The Company reported net income of approximately $4,123,000 or $.87 per common share, for the nine months ended September 30, 2006, compared to net income of approximately $3,984,000 or $.86 per common share, for the same period in 2005. This represents an increase in net income of 3.5%. Net income for the quarter ended September 30, 2006, was approximately $1,505,000 or $.32 net income per common share, compared to net income of approximately $1,376,000, or $.30 per common share, for the same period in 2005. This represents an increase in net income of $129,000 or 9.4%. The increase during both these periods was largely attributable to an increase in interest income from loans and securities available for sale.
Total interest income increased approximately $2,225,000 or 16.4% for the nine months and $933,000 or 21.0% for the three months ended September 30, 2006 as compared to the same periods in 2005. The change for the nine month and the three month period was primarily a result of an increase in interest income from loans and investments. The increase in interest income from total loans was primarily due to an almost equal increase in both the average volume and yield on total loans for the nine and three month periods ending September 30, 2006 as compared to the same periods in 2005. The increase in interest income on agriculture loans was primarily due to rate increases for both the nine month and three month periods ending September 30, 2006 as compared to the same periods in 2005. The increase in interest income on securities available for sale was result of the repricing of maturing securities that were reinvested at higher yields which offset the decrease in the balance of the investment portfolio.
Total interest expense increased approximately $1,459,000 or 68.6% for the nine months and $594,000 or 72.1% for the three months ended September 30, 2006 as compared to the same periods in 2005. The increase in interest expense on deposits for these periods was primarily the result of higher interest rates paid for customer deposits resulting from overall market rate increases as compared to the same periods in 2005.
Net interest income for the nine months ended September 30, 2006 increased approximately $766,000 or 6.7% and $399,000 or 10.2% for the three-month period ended September 30, 2006 as compared to the same periods in 2005. The increase in both the three-month and nine-month period ended September 30, 2006 was primarily a result of the increase in interest income on loans and investments as compared to the same periods in 2005.
Total non-interest income decreased approximately $1,376,000 or 43.9% for the nine months and $489,000 or 46.4% for the three months ended September 30, 2006 as compared to the same periods in 2005. The primary decrease was in merchant bankcard income of $1,162,000 or 89.7% for the nine month period and $417,000 or 91.7% for the three month period ended September 30, 2006 as compared to the same periods in 2005. This decrease resulted from the Bank transferring its merchant bankcard servicing right to Western States Bankcard Association (“WSBA”) in October 2005. The Bank is paid fee income by WSBA for its merchant base of business. Service charge income decreased $116,000 or 10.7% for the nine month period and $56,000 or 15.2% of the three month period ended September 30, 2006 as compared to the same periods in 2005. The decrease is primarily a result of the increase in the earnings credit on business accounts and a decrease in overdraft fees on deposit accounts. As market rates have increased, the Bank has increased the earnings credit which offsets service charges on its business account product.
Total non-interest expense decreased $907,000 or 10.8% for the nine months and $295,000 or 10.4% for the three months ended September 30, 2006, as compared to the same periods in 2005. Salary and benefit expense increased $137,000 or 2.8% for the nine months and $70,000 or 4.3% for the three months ended September 30, 2006 as a result of routine salary adjustments, stock compensation expense, and increased costs associated with medical benefits as compared to the same period in 2005. The decrease in merchant bankcard expense of $1,108,000 or 99.9% for the nine month period and $402,000 or 100% for the three month period ended September 30, 2006 as compared to the same period in 2005 was due to the sale of the Bank’s servicing rights to Western State Bankcard Association in October 2005.
CREDIT LOSS PROVISION
The Bank maintains an allowance for credit losses on loans that occur from time to time as an incidental part of the business of banking. The allowance is increased by provisions charged to earnings and by recoveries on loans previously charged off, and is reduced by loan charge offs.
During the nine months ended September 30, 2006, the Bank funded the allowance for credit losses $114,000 from operations as compared to $108,000 for the same nine-month period of 2005. For the three month period ending September 30, 2006 and 2005, the Bank funded the allowance for credit losses $32,000 and $41,000, respectively. The Bank increased the allowance for credit losses for the nine month period ending September 30, 2006 as compared to the same period in 2005 based on its analysis of delinquencies, loan types, loan classifications, and other factors affecting the loan portfolio at September 30, 2006. The Bank experienced $17,000 in credit losses and $3,000 in recoveries for the nine months ended

September 30, 2006 and $117,000 in net losses and $6,000 in recoveries for the same period in 2005. Historically, the Bank’s loan charge-off levels have been very low compared to its peers. Management believes that the allowance for credit losses at September 30, 2006 of $2,850,000 or 1.10% of total loans is adequate.
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
The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first nine months of 2006. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income that is adjusted for non-cash items and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of both proceeds from maturities and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Bank’s deposit accounts and repurchase agreements.
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
As of September 30, 2006, shareholders’ equity totaled $47,745,000 as compared to $42,296,000 at December 31, 2005, an increase of $5,449,000 or 12.9%. This increase in equity was primarily due to the Company’s net income.
Under the Company’s qualified incentive stock option plan, 181,460 shares of its common stock are authorized for distribution to certain key employees. As of September 30, 2006, options for 176,747 shares had been granted, options for 35,895 shares exercised, and options for 21,844 shares expired under this Plan.
Under the Company’s stock bonus plan, 45,365 shares of common stock are authorized for distribution. As of September 30, 2006, 370 shares had been issued under this Plan.
As of February 2006, the Federal Reserve Bank amended its rules relative to capital requirements for bank holding companies under $500 million in assets. As a result, there are no longer regulatory capital requirements for the Company, therefore the capital ratios are no longer calculated and disclosed.

Capital ratios for Citizens Bancorp and Citizens Bank were as follows as of the dates indicated:

	September 30, 2006			December 31, 2005
		Adequately	Well		Adequately	Well
		Capitalized	Capitalized		Capitalized	Capitalized
	Ratio	Standards	Standards	Ratio	Standards	Standards
Tier 1 Leverage Capital
Company	N/A	N/A	N/A	12.39%	4%	5%
Bank	14.04%	4%	5%	12.37%	4%	5%
Tier 1 Risk Based Capital
Company	N/A	N/A	N/A	15.57%	4%	6%
Bank	16.12%	4%	6%	15.56%	4%	6%
Total Risk Based Capital
Company	N/A	N/A	N/A	16.58%	8%	10%
Bank	17.09%	8%	10%	16.57%	8%	10%
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2006:

			Total Number of Shares	Maximum Number of Shares
	Total Number of		Purchased as Part of	Remaining at Period End that
	Shares	Average Price	Publicly Announced	May Be Purchased Under the
Period	Purchased (1)	Paid per Share	Plans or Programs	Plans or Programs
7/1/06 — 7/31/06	629	$15.00	—	236,737
8/1/06 — 8/31/06	2,589	$15.00	—	234,148
9/1/06 — 9/30/06	2,958	$15.00	—	231,190

Total for Quarter	6,176		—
(1)	On July 17, 2001, the Board of Directors of the Company approved the repurchase of 209,474 of its outstanding shares and on April 15, 2003 approved an additional 207,514 shares, for a total repurchase of 416,988 outstanding shares. Repurchases are made from time to time on the open market. The Board’s authorization has no expiration date.
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

Date: November 10, 2006	By:	/s/ William V. Humphreys
William V. Humphreys
President and Chief Executive Officer

Date: November 10, 2006	By:	/s/ Lark E. Wysham
Lark E. Wysham
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.