Form 10-K
period 2006-12-31
CITIZENS BANCORP/OR
filed 2007-03-22
CIK 1048575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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
Yes ☐ No ☑
There is no active trading market for the Registrant’s common stock. The Registrant’s common stock is not listed on any exchange or quoted on Nasdaq. The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2006 (the last business day of the most recently completed second quarter) was $67,257,540, based on the last sale of $16.90 per share on June 30, 2006.
As of February 22, 2007 there were 4,810,490 shares of registrant’s common stock issued and outstanding, of which 4,025,800 were held by non-affiliates.
DOCUMENTS INCORPORATED BY REFERENCE. Part III of this Form 10-K incorporates by reference portions of the definitive 2007 Annual Meeting Proxy Statement sent to the Company’s shareholders in connection with its April 17, 2007 Annual Meeting of Shareholders.

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
PART I
ITEM 1. BUSINESS
General
Citizens Bancorp (the “Company” or “Bancorp”), an Oregon corporation and financial bank holding company, was formed in 1996 for the purpose of becoming the holding company of Citizens Bank (the “Bank”). The Company is headquartered in Corvallis, Oregon. Its principal business activities are conducted through its full-service, commercial bank subsidiary, Citizens Bank. The Company has no current plan to engage in any of the financial activities permissible for a financial holding company under Gramm-Leach-Bliley Financial Services Modernization Act.
The Company operates through a two-tiered corporate structure. At the holding company level the affairs of the Company are overseen by a Board of Directors elected by the shareholders of the Company at the annual meeting of shareholders. The business of the Bank is overseen by a Board of Directors elected by the Company, the sole owner of the Bank. As of the date of this Form 10-K the respective members of the Board of Directors of the Company and the Board of Directors of the Bank were identical.
The Company is authorized to issue up to 10,000,000 shares of common stock, no par value. The Company operates a Dividend Reinvestment Plan, under which 466,598 shares have been issued as of December 31, 2006. As of December 31, 2006 there were a total of 4,733,644 shares of Company common stock issued and outstanding. Citizens Bank is the registered transfer agent for the Company’s common stock.
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
The Company’s primary goal is to improve shareholder value through increased earnings while maintaining a high level of safety and soundness. The Company is committed to independence and long-term performance strategies. As a result of its corporate culture, the Company continues to show good performance as evidenced by the five-year history of growth in the following selected areas:

(Thousands)	2006	2005	2004	2003	2002
Net Income	$5,459	$5,327	$4,352	$5,012	$4,858
Return on Average Equity	11.78%	12.90%	11.23%	14.06%	15.32%
Return on Average Assets	1.60%	1.58%	1.32%	1.59%	1.64%
Average Equity to Average Assets	13.61%	12.26%	11.58%	11.32%	10.73%
Dividend Payout Ratio	45.22%	44.64%	48.94%	41.82%	38.32%
Total Loans (net)	$250,152	$230,547	$210,951	$185,053	$178,333
Total Deposits	$270,610	$254,083	$235,482	$235,759	$227,363
Total Assets	$359,029	$338,900	$334,588	$326,269	$312,639
Total Equity	$46,524	$42,296	$38,401	$35,617	$32,330
The long-term benefit to the Company of its cultural and management style is controlled growth and development of the Bank over time. Management believes the Bank’s risk levels have been reduced because of the Bank’s expertise in loan, investment, operational, human resource, and technology management.

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
Deposit products include regular and “package” checking accounts, savings accounts, certificates of deposit, money market accounts, and IRA accounts. The Bank offers health savings accounts to customers with high deductible medical plans. The Bank has found this deposit product to be beneficial to the Bank and to the customer. In addition, the Bank actively markets its repurchase agreement product to corporate customers. The Bank offers a check card, check guarantee card, ATM card as well as a MasterCard and VISA card as part of its retail banking services. The Bank operates a small residential mortgage loan origination department that originates loans and sells them into the secondary market. The Bank offers extended banking hours in selected locations as well as Saturday banking. ATM machines are also available at 10 locations offering 24-hour transaction services, including cash withdrawals, deposits, account transfers, and balance inquiries. The Bank also offers its customers a 24-hour automated telephone service that offers account transfers and balance inquiries.
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
Employees
At December 31, 2006 the Bank had 127 full-time equivalent employees. The Bank values its employees. They are actively engaged individually and as a team in contributing to the Bank’s realization of its culture and mission. None of the employees of the Bank are subject to a collective bargaining agreement. A number of benefit programs are available to eligible employees including group medical insurance plans, paid time off, group life insurance, and a 401(K) plan.
Competition
At December 31, 2006, the Bank was among the top 10 largest commercial banks headquartered in the State of Oregon as measured by the State of Oregon’s Division of Finance and Corporate Securities. The Bank competes for business with other commercial banks as well as savings and loan associations, credit unions, mortgage companies, insurance companies, investment banks, securities brokerages and other non-bank financial service providers. Banking in the State of Oregon is substantially dominated by several very large banking institutions whose headquarters are not in Oregon. They include Wells Fargo Bank, US Bank, Key Bank, Washington Mutual Bank, and Bank of America. Together these large organizations hold a majority of the deposit and loan balances held by banks in the State of Oregon. The Bank attempts to offset some of the advantages of these larger competitors through superior relationship building with the customer, better service, quicker response to the customer’s needs, and local decision-making. We rely on the fact that many businesses and individuals within small Oregon communities want to see their money stay within the local economy, rather than see it used to fund loans in distant places.
2006 Activities
On January 13, 2006 the Bank completed the purchase of land, building, and equipment in Springfield, Oregon for approximately $1.3 million. The building is currently occupied by another financial institution which is leasing the building from the Bank for two years. At the end of the lease the current occupant will vacate the building. The Bank plans to move its Springfield branch from its current location, which it leases, to the new location in Springfield. The exact timing of the move has not been determined.
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
On October 17, 2006 the board of directors of the Bank approved management’s proposal of a new branch to be located in west Eugene, Oregon. The exact location of the branch is yet to be determined. The Bank is working with a realtor to locate property along highway 99W. A manager for the branch has been identified and will begin to call on prospective customers in 2007. Management anticipates opening the branch in the third or fourth quarter of 2007.
On December 19, 2006, the Company declared a cash dividend of $.52 per share to shareholders of record on December 29, 2006, payable January 10, 2007. The higher dividend of $.52 per share as compared to $.50 in 2005 and $.46 in 2004, reflects the Company’s strong performance for the period ending December 31, 2006.
SUPERVISION AND REGULATION
General
The following discussion describes elements of the extensive regulatory framework applicable to the Company and the Bank. This regulatory framework is primarily designed for the protection of depositors, federal deposit insurance funds, and the banking system as a whole, rather than specifically for the protection of shareholders. Due to the breadth of this regulatory framework, our costs of compliance continue to increase in order to monitor and satisfy these requirements.
To the extent that this section describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. These statutes and regulations, as well as related policies, are subject to change by Congress, state legislatures and federal and state regulators. Changes in statutes, regulations or regulatory policies applicable to us, including interpretation or implementation thereof, could have a material effect on our business or operations.
Federal Bank Holding Company Regulation
General. As a financial bank holding company, the Company is subject to the Bank Holding Company Act of 1956, as amended (“BHCA”), which places the Company under the supervision of the Federal Reserve. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must file reports with and provide the Federal Reserve such additional information as it may require.
Holding Company Bank Ownership. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares; (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.
Holding Company Control of Nonbanks. With some exceptions, the BHCA also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.
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
Tying Arrangements. We are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor its subsidiaries may condition an extension of credit to a customer on either (i) a requirement that the customer obtain additional services provided by us; or (ii) an agreement by the customer to refrain from obtaining other services from a competitor.

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
State Law Restrictions. As an Oregon corporation, the Company is subject to certain limitations and restrictions under applicable Oregon corporate law. For example, state law restrictions in Oregon include limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records and minutes, and observance of certain corporate formalities.
Federal and State Regulation of Citizens Bank
General. The Bank is an Oregon commercial bank with deposits insured by the FDIC. As a result, the Bank is subject to supervision and regulation by the Oregon Department of Consumer and Business Services and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.
Community Reinvestment. The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. A bank’s community reinvestment record is also considered by the applicable banking agencies in evaluating mergers, acquisitions and applications to open a branch or facility.
Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are at least as stringent, as those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.
Regulation of Management. Federal law (i) sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency; (ii) places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and (iii) prohibits management personnel of a bank from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.
Safety and Soundness Standards. Federal law imposes certain non-capital safety and soundness standards upon banks. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.
Interstate Banking And Branching
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) relaxed prior interstate branching restrictions under federal law by permitting nationwide interstate banking and branching under certain circumstances. Generally, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal banking agency regulations prohibit banks from using their interstate branches primarily for deposit production and federal banking agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.
Oregon has enacted “opting in” legislation in accordance with the Interstate Act provisions allowing banks to engage in interstate merger transactions, subject to certain “aging” requirements. Oregon restricts an out-of-state bank from opening de novo branches. However, once an out-of-state bank has acquired a bank within Oregon, either through conversion, merger, or assumption of all or substantially all of the bank’s Oregon deposit liabilities, the out-of-state bank may open additional branches within Oregon.

Deposit Insurance
In February 2006, the President signed federal deposit insurance reform legislation. The legislation (i) required the FDIC to merge the Bank Insurance Fund and the Savings Association Insurance Fund into a newly created Deposit Insurance Fund, which was completed in 2006; (ii) increases the amount of deposit insurance coverage for retirement accounts; (iii) allows for deposit insurance coverage on individual accounts to be indexed for inflation starting in 2010; (iv) provides the FDIC more flexibility in setting and imposing deposit insurance assessments; and (v) provides eligible institutions credits on future assessments.
The Bank’s deposits are currently insured to a maximum of $100,000 per depositor through the Deposit Insurance Fund. The Bank is required to pay deposit insurance premiums, which are assessed and paid regularly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.
Dividends
The principal source of the Company’s cash is from dividends received from the Bank, which are subject to government regulation and limitations. Regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice or would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Oregon law also limits a bank’s ability to pay dividends that are greater than the bank’s retained earnings without approval of the Oregon Department.
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
In 2006, the federal banking agencies, including the FDIC and the Federal Reserve, provided notice of proposed rulemaking that would change the existing risk-based capital framework by enhancing its risk sensitivity. Whether such revisions are implemented or what effect they might have on us cannot be predicted at this time, but we do not expect our operations to be significantly impacted.
Regulatory Oversight and Examination
The Federal Reserve conducts periodic inspections of bank holding companies, which are performed both onsite and offsite. The supervisory objectives of the inspection program are to ascertain whether the financial strength of the bank holding company is being maintained on an ongoing basis and to determine the effects or consequences of transactions between a holding company or its non-banking subsidiaries and its subsidiary banks. For holding companies under $10 billion in assets, the inspection type and frequency varies depending on asset size, complexity of the organization, and the holding company’s rating at its last inspection.

Banks are subject to periodic examinations by their primary regulators. Bank examinations have evolved from reliance on transaction testing in assessing a bank’s condition to a risk-focused approach. These examinations are extensive and cover the entire breadth of operations of the bank. Generally, safety and soundness examinations occur on an 18-month cycle for banks under $500 million in total assets that are well capitalized and without regulatory issues, and 12-months otherwise. Examinations alternate between the federal and state bank regulatory agency or may occur on a combined schedule. The frequency of consumer compliance and CRA examinations is linked to the size of the institution and its compliance and CRA ratings at its most recent examinations. However, the examination authority of the Federal Reserve and the FDIC allows them to examine supervised banks as frequently as deemed necessary based on the condition of the bank or as a result of certain triggering events.
Corporate Governance and Accounting Legislation
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Act”) addresses, among other things, corporate governance, auditing and accounting, enhanced and timely disclosure of corporate information, and penalties for non-compliance. Generally, the Act (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission (the “SEC”); (ii) imposes specific and enhanced corporate disclosure requirements; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; (iv) requires companies to adopt and disclose information about corporate governance practices, including whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert;” and (v) requires the SEC, based on certain enumerated factors, to regularly and systematically review corporate filings.
To deter wrongdoing, the Act (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.
As a publicly reporting company, we are subject to the requirements of the Act and related rules and regulations issued by the SEC. After enactment, we updated our policies and procedures to comply with the Act’s requirements and have found that such compliance, including compliance with Section 404 of the Act relating to management control over financial reporting, has resulted in significant additional expense for the Company. We anticipate that we will continue to incur such additional expense in our ongoing compliance.
Anti-terrorism Legislation
USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, intended to combat terrorism, was renewed with certain amendments in 2006 (the “Patriot Act”). In 2006, certain provisions of the Patriot Act were made permanent and other sections were made subject to extended “sunset” provisions. The Patriot Act, in relevant part, (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The Act also includes provisions providing the government with power to investigate terrorism, including expanded government access to bank account records. While the Patriot Act has had minimal affect on our record keeping and reporting expenses, we do not believe that the renewal and amendment will have a material adverse effect on our business or operations.
Financial Services Modernization
Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 brought about significant changes to the laws affecting banks and bank holding companies. Generally, the Act (i) repeals the historical restrictions on preventing banks from affiliating with securities firms, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies; (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies; (iv) provides an enhanced framework for protecting the privacy of consumer information and requires notification to consumers of bank privacy policies; and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions. Bank holding companies that qualify and elect to become financial holding companies can engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities underwriting activities.
Recent Legislation
Financial Services Regulator Relief Act of 2006. In October 2006, the President signed the Financial Services Regulatory Relief Act of 2006 into law (the “ Relief Act”). The Relief Act amends several existing banking laws and regulations, eliminates some unnecessary and overly burdensome regulations of depository institutions, and clarifies several existing regulations. The Relief Act, among other things, (i) authorizes the Federal Reserve Board to set reserve ratios; (ii) amends national banks regulations relating to shareholder voting and granting of dividends; (iii) amends several provisions relating to such issues as loans to insiders, regulatory applications, privacy notices, and golden parachute payments; and (iv) expands and clarifies the enforcement authority of federal banking regulators. While it is too soon to predict the impact this legislation will have on us, we do not expect that our business, expenses, or operations will be significantly impacted.

Effects Of Government Monetary Policy
Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.
Website Access to Reports
The Company makes available free of charge, all periodic and current reports as soon as reasonably practicable after such material is electronically filed with, or furnished to the Securities and Exchange Commission (“SEC”). The Company’s website address is www.citizensEbank.com
ITEM 1A. RISK FACTORS
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
Changes in Market Interest Rates. Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and decrease during times of falling interest rates. With any further declines in interest rates, our ability to proportionately decrease the rates on our deposit sources may not be possible due to competitive pressures given our current exceptionally low cost of funds. This may result in a larger decrease in our interest rate spread. Although we believe our current level of interest rate sensitivity is reasonable, significant decreases in interest rates may have an adverse effect on our business, financial condition and results of operations. Should interest rates increase in 2007, our interest rate spread could be expected to improve once loans with floors float off their floor and investments are redeployed into higher yielding securities.
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
In fact, the Federal Deposit Insurance Corporation issued a pronouncement alerting banks to their concern about banks with a heavy concentration of commercial real estate loans.

The Bank has credit risk exposure, including off-balance sheet credit risk exposure, as disclosed in Notes 4 and 10 to the consolidated financial statements. The ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region. The Bank generally requires collateral on all real estate loans and typically maintains loan to value ratios of no greater than 70% to 80%.
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
Marketability of Common Stock There is no active market for our outstanding shares, and it is unlikely that an established market for our shares will develop in the near future. We presently do not intend to seek listing of the shares on any securities exchange, or quotation on the Nasdaq interdealer quotation system. It is not known whether significant trading activity will take place for several years, if at all. Accordingly, our shares should be considered as a long-term investment.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The principal properties of the Company and its subsidiary, Citizens Bank, are comprised of banking facilities owned or leased by the subsidiary.
The main office of the Bank is located in the heart of the business and retail center in Corvallis, Oregon. The building was constructed in 1977 and has approximately 30,000 square feet of space on two levels above ground and a full basement. The second floor is occupied by the administrative support team, which includes the President/Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer, the Chief Marketing Officer, the Chief Lending Officer, Administrative Assistants and the Loan Service Center.
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
The Bank operates ten (10) full service offices, of which six (6) are owned and four (4) are leased. These buildings range in size from 2,500 square feet to approximately 30,000 square feet. Their primary function and use is to provide banking service to the Bank’s customers. See the Contractual Obligations table for a summary of our lease requirements. The following sets forth certain information regarding the Bank’s office facilities.

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

Springfield Office (5)
2073 Olympic Street
Suite 100
Springfield, Oregon

(1)	Mennonite Home, satellite office of the East Albany Branch. This limited facility is open to the large retirement/assisted living center for two hours Monday through Friday. Lease renewed on March 1, 2004 for a three-year term.

(2)	Premises leased under an original lease agreement dated May 1, 1970 and a supplemental lease agreement dated August 16, 1994. The lease expires January 31, 2020.

(3)	Ground lease under ground lease agreement dated May 29, 1998. The lease expires in year 2048.

(4)	Premises leased under a lease agreement dated May 4, 2001. The lease was renewed on May 4, 2006, with the right to renew for one additional period of five years.

(5)	Premises leased under a lease agreement dated June 1, 2003. The lease expires on May 31, 2008 with the right to renew for two additional periods of three years each.
The Bank owns or leases all of the facilities described above. Management believes that the facilities are of sound construction, in good operating condition, are appropriately insured and are adequately equipped for carrying on the business of the Company.
Other Properties
The Bank owns two additional properties. One property is a commercial building on land adjacent to the Bank’s McMinnville, Oregon office. The building is being leased to a business on a ten year lease that commenced on January 1, 2003. The tenant has the option to renew the lease for two successive terms of ten years each.
The second property was purchased on January 13, 2006 and is located in Springfield, Oregon on the same street as the Bank’s leased Springfield Office. The building is currently being leased to another financial institution until January 2008. At the end of the lease term, the current tenant will vacate the property. The Bank plans to move its current Springfield Office to this building. The timing of the move has not been specifically determined.
Management believes that the facilities are of sound construction, in good operating condition and are appropriately insured.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of the year ended December 31, 2006, no matters were submitted to the Company’s security holders through the solicitation of proxies or otherwise.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITES
There is no established market for the Company’s common stock, and the stock is not listed on and does not trade on or through any exchange or quotation system. There is no expectation that an established market will develop for the Company’s common stock. As the transfer agent for the Company’s common stock, the Bank keeps an informal record of persons expressing an interest in buying or selling the Company’s common stock but does not solicit buyers or sellers. The Bank also keeps some informal records of prices paid and received for the Company’s common stock by parties which provide that information to the Bank. Neither the Company nor the Bank does or will recommend prices for the Company’s common stock.
There were 1,338 holders of record of the Company’s no par value common stock as of February 22, 2007, and an estimated 61 additional beneficial holders whose stock was held in street name by brokerage houses. The last transaction price of the Company’s common stock of which the Company is aware was $17.20 per share on February 5, 2007.
The Company has no formal dividend policy. The amount of any dividend is determined by the Company’s board of directors and depends on the amount of profits generated and the growth objectives of the Company and the Bank, together with other factors considered by the board in its discretion. Under Oregon law certain restrictions on the payment of dividends apply. Under these restrictions, a bank or holding company may not declare or pay any dividend in an amount greater than its retained earnings. In addition, applicable bank regulatory authorities have the power to require any bank to suspend the payment of any and all dividends until the bank shall have complied with all requirements that may have been imposed by such authorities.
The following table sets forth certain transaction prices per share for shares of the Company’s common stock for the periods shown. This information is based solely on prices and information reported to the Bank by those persons whose transactions have come to its attention. The reported prices do not represent all transactions in the Company and the Bank can give no assurances as to the accuracy of the reported prices or the completeness of this information.

	High	Low
2002	$15.00	$11.45
2003	$18.50	$12.49
2004	$18.50	$16.50
2005	$20.00	$16.00
2006	$20.00	$14.85
Per share information for the current and prior periods have been adjusted to reflect the effect of any stock dividends and stock splits.
The following table sets forth certain transaction prices per share for shares of the Company’s common stock for the quarterly periods shown. This information is subject to the qualifications set forth above.

	High	Low
2006
First quarter	$19.00	$17.00
Second quarter	$17.50	$15.00
Third quarter	$16.90	$15.00
Fourth quarter	$20.00	$14.85
2005
First quarter	$17.50	$16.50
Second quarter	$18.00	$16.00
Third quarter	$20.00	$17.00
Fourth quarter	$19.45	$17.95

Five-year Stock Performance Graph
The following graph compares the yearly cumulative total return of Bancorp’s common stock during the five years ended December 31, 2006 with the (i) SNL S&P 500 (ii) SNL Bank Index and (iii) SNL Nasdaq Bank Index. This comparison assumes $100 was invested on December 31, 2001 in Bancorp’s common stock and the comparison groups. All of these cumulative returns are computed assuming the reinvestment of dividends at the frequency with which dividends were paid during the applicable years.
The stock performance data for Bancorp is based solely on prices reported to Bancorp for specific transactions between buyers and sellers who informed Bancorp of specific transactions. There was and is no established market for the common stock of Bancorp, and its common stock is not listed on any exchange or other trading or quotation system. Stock performance data for Bancorp may not represent all transactions in the shares traded for the periods in question, and no assurance can be given as to the accuracy of reported prices as the prices were not independently verified. The data is based on prices for actual sales transactions only, and excludes offers to buy or offers to sell.

EQUITY COMPENSATION PLAN INFORMATION
The following table shows the status of option grants under the Plan as of December 31, 2006:
Equity Compensation Plan Information

# of Securities to
	Be Issued on		# of Securities Remaining
	Exercise of	Weighted-Average	Available for Future Issuance
	Outstanding	Exercise Price of	Under Plan (Excluding
	Options	Outstanding Options	Securities in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	128,884	$14.40	51,898	(1)
Equity Compensation Plans Not Approved by Security Holders	-0-	-0-	-0-
Total	128,884	$14.40	51,898

(1)	Includes 6,933 shares issuable under the 1998 incentive stock option plan and 44,965 shares issuable under the 1998 stock bonus plan.
As of December 31, 2006, there were 4,733,644 shares outstanding, held by 1,334 shareholders of record. As of February 22, 2007, there were 1,338 holders of Citizens Bancorp and 4,810,490 shares outstanding. Since December 31, 2006, 75,179 shares were issued under the Dividend Reinvestment Plan.
Holders are determined on the basis of ownership. Each entity that owns one or more shares is determined to be a holder. Holders can be individuals, partnerships, corporations, trusts, or any entity that can legally hold assets. Two or more individuals together can also be a holder, such as a husband and wife or a parent and child.
The following sets forth, for the calendar years shown, the cash and stock dividends per share of common stock declared by the Company.

	Cash Dividend	Stock Dividend
2002	$.41	—
2003	$.46	10%
2004	$.46	—
2005	$.50	—
2006	$.52	—
Per share information for prior periods reflect the effects of the stock dividends.
Stock Repurchase Program. The Company operates a stock repurchase program that was approved by the board of directors. Under the program, the Company may repurchase shares of its common stock up to a maximum amount and at the price established by the Board.
On July 17, 2001, the board of directors of the Company approved the repurchase of 209,474 of its outstanding shares and on April 15, 2003 approved an additional 207,514 shares, for a total repurchase of 416,988 outstanding shares. Repurchases are made from time to time under the plan. The board’s authorization has no expiration date. Total shares available for repurchase under these plans are 215,811 shares at December 31, 2006. The following table provides information about repurchases of common stock.

	Shares repurchased	Cost of shares	Average cost
(Shares and dollars in thousands)	in period	repurchased	per share
Year ended 2001	84	$869	$10.32
Year ended 2002	83	973	11.74
Year ended 2003	12	173	13.83
Year ended 2006	22	353	16.31

Plan to date total	201	$2,368	$11.77

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and accompanying notes presented herein.
(In thousands, except share data)

			% increase
			(decrease)
Year ended December 31,	2006	2005	2006 to 2005	2004	2003	2002
EARNINGS
Total interest income	$21,544	$18,468	16.66%	$15,341	$16,312	$17,575
Total interest expense	5,088	3,017	68.64%	1,667	2,082	3,322
Net interest income	16,456	15,451	6.50%	13,674	14,230	14,253
Provision for credit losses	145	155	(6.45%)	142	270	624
Net interest income after provision for credit losses	16,311	15,296	6.64%	13,532	13,960	13,629
Total non-interest income	2,475	3,886	(36.31%)	4,428	4,113	3,773
Total non-interest expense	10,386	11,154	(6.89%)	11,199	10,203	9,793
Income before taxes	8,400	8,028	4.63%	6,761	7,870	7,609
Income taxes	2,941	2,701	8.89%	2,409	2,858	2,751
Net income	$5,459	$5,327	2.48%	$4,352	$5,012	$4,858
PER SHARE DATA (1)
Net income basic	$1.15	$1.12	2.68%	$0.94	$1.10	$1.07
Net income diluted	1.15	1.11	3.60%	0.94	1.09	1.07
Cash dividends	0.52	0.50	4.00%	0.46	0.46	0.41
Book value	9.83	9.06	8.50%	8.31	7.82	7.20
PERIOD END BALANCES
Total assets	$359,029	$338,900	5.94%	$334,588	$326,269	$312,639
Net loans	250,152	230,547	8.50%	210,951	185,053	178,333
Deposits	270,610	254,083	6.50%	235,482	235,759	227,363
Repurchase agreements	35,586	36,590	(2.74%)	55,446	50,907	48,059
Shareholders’ equity	46,524	42,296	10.00%	38,401	35,617	32,330
PERFORMANCE RATIOS
Return on Average Assets	1.60%	1.58%		1.32%	1.59%	1.64%
Return on Average Equity	11.78%	12.90%		11.23%	14.06%	15.32%
Dividend Payout Ratio	45.22%	44.64%		48.94%	41.82%	38.32%
Average Equity to Average Assets	13.61%	12.26%		11.75%	11.32%	10.73%
Efficiency Ratio (2)	53.89%	56.70%		60.88%	54.92%	53.63%

(1)	Per share amounts and the average number of shares outstanding have been restated for a stock dividend of 10% in 2003.

(2)	The efficiency ratio is computed by dividing total non-interest expenses by the total of net interest income and total non-interest income. Net interest income used in the calculation includes tax equivalent adjustments (at the federal statutory rate of 34%) related to income on securities and loans that are exempt from federal taxes.

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
Stock-Based Compensation
At December 31, 2006, the Company had a qualified incentive stock option plan. Prior to January 1, 2006, we accounted for this plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and other related interpretations as permitted by Statement of Financial Accounting Standards No.123, Accounting for Stock-Based Compensation (“Statement No. 123”). No stock-based compensation cost related to our employees was recognized in the consolidated statements of earnings for any period ending prior to January 1, 2006, as all options granted to our employees had exercise prices equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement No. 123R”), using the modified prospective transition method. Compensation cost recognized during 2006 included cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123. Results for prior periods have not been restated. There were no stock options granted during the periods ended December 31, 2006 and 2005.
Under the fair value recognition provisions of Statement No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite vesting period of the award. Consistent with the valuation method the Company used for disclosure-only purposes under provisions of Statement No. 123, the Company will use the Black-Scholes option pricing model for any future grants to estimate fair value under Statement No. 123R. The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, dividend yield, weighted average risk-free interest rate and weighted average expected life of the options. Compensation cost is recognized on a straight—line basis over the requisite vesting period.
Results of Operations for Years Ended December 31, 2006, 2005, and 2004.
Net Income. For the three years ended December 31, 2006, 2005, and 2004 the Company’s net income was $5.459 million, $5.327 million, and $4.352 million, respectively. 2006 net income increased $132 thousand or 2.5% as compared to 2005, which increased $975 thousand or 22.4% over 2004. The Company’s increased net income in 2006 resulted primarily from an increase in interest income on loans and investments.

The Company’s increase in loan interest income for the period ending December 31, 2006 was primarily the result of increased loan rates as compared to the same period in 2005. Interest income on loans increased for the period ending on December 31, 2005 compared to the same period in 2004 primarily as a result of volume increases in the loan portfolio. Loan totals increased $19.7 million or 8.5% for the period ending December 31, 2006 as compared to the same period in 2005 which increased $19.6 million or 9.1% over 2004. The average rate earned on loans for 2006, 2005, and 2004 was 7.7%, 7.2%, and 6.8%, respectively. Management believes that the customer relationships developed by its experienced loan officers and increased market penetration contributed to the increase in loan volumes in 2006 and 2005.
The 2006 increase in the investment portfolio income was due to higher rates on securities which offset the lower volume of securities as compared to the same period in 2005. Maturing bonds were deployed to fund loan growth which produced higher returns.
The increase in average earning assets in 2006 is primarily reflected in increases in loan volumes. Average yields on earning assets for 2006, 2005, and 2004 were 7.0%, 6.1%, and 5.3%, respectively.
Interest Income. Interest income totaled $21.5 million for the year ended December 31, 2006, a 16.7% increase from the $18.5 million for 2005, which was a 20.4% decrease from the $15.3 million for 2004. The increase for the period ending December 31, 2006 as compared to the same period in 2005 was primarily a result of increased rates on loans and securities. The increase in interest income for the period ending December 31, 2005 as compared to the same period in 2004 was primarily due to volume increases in the loan portfolio. The increase in interest income on securities for the period ending December 31, 2006 as compared to 2005 was a result of the repricing of re-invested maturing securities into higher yielding bonds. The decrease of interest income on securities for the period ending December 31, 2005 compared to the same period in 2004 was a result of decreased rates on securities.
Interest Expense. Interest expense for the year ended December 31, 2006 was $5.1 million, a 68.6% increase from the $3.0 million expense for 2005, which was a 81.0% decrease over the $1.7 million expense for 2004. The increase in interest expense in 2006 resulted primarily from higher interest rates paid on deposits as compared to the same period in 2005 and 2004. The Company increased the rates it paid on deposits in 2006 as a result of increasing market rates. The Company has a very low cost of funds as compared to peer banks. The overall cost of funds, including non-interest bearing demand deposits, for the years ending 2006, 2005, and 2004 was 1.7%, 1.0%, and .7% respectively. Management believes its relationship style of banking and outstanding customer service contributes to its low funding cost.
Net Interest Income. Net interest income for the years 2006, 2005, and 2004 was $16.5 million, $15.5 million, and $13.7 million, respectively. Additionally, for the same periods beginning with 2006, net interest margins, on a tax equivalent basis, were 5.4%, 5.1%, and 4.7%, respectively. Net interest income increased for the period ending December 31, 2006 as compared to the same period in 2005 primarily due to rate increases on loans and securities that exceeded the interest expense increase in deposits from both rate and volume increases. Net interest income increased for the period ending December 31, 2005 as compared to the same period in 2004 primarily due to volume increases on both loans and securities that exceeded the interest expense increase in deposits from both rate and volume increases.

The following table sets forth, for the periods indicated, interest income and interest expense with the resulting average yield or rate by category of average earning assets and average interest bearing liabilities.
Average Balances and Tax-Equivalent Net Interest Margin

Year Ended December 31,	2006			2005			2004
	Average	Int. Income	Avg. Rate	Average	Int. Income	Avg. Rate	Average	Int. Income	Avg. Rate
(In thousands)	Balance	(Expense)	Earned/ Paid	Balance	(Expense)	Earned/ Paid	Balance	(Expense)	Earned/ Paid
ASSETS
Loans (1)(2)(4)	$244,835	$18,838	7.69%	$230,196	$16,565	7.20%	$194,168	$13,142	6.77%
Investment securities: (3)
Taxable	52,073	2,252	4.32%	65,671	1,622	2.47%	81,561	1,665	2.02%
Tax-exempt (1)(5)	6,735	428	6.36%	9,067	539	5.94%	11,890	643	5.41%
Total Investment Securities	58,808	2,680	4.56%	74,738	2,161	2.89%	93,451	2,308	2.45%
Interest bearing deposits in banks, federal funds sold and other investments	7,067	313	4.43%	3,726	79	2.12%	7,677	117	1.52%
Total earning assets	310,710	21,831	7.03%	308,660	18,805	6.09%	295,296	15,567	5.27%
Cash and due from banks	14,636			14,918			21,095
Premises and equipment — net	8,505			7,416			7,765
Other assets	9,353			8,508			8,429
Allowance for credit losses	(2,823)			(2,753)			(2,792)
Total	$340,381			$336,749			$329,793
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Savings, MMDA, NOW	$162,517	(2,572)	1.58%	$157,243	(1,232)	0.78%	$145,867	(387)	0.27%
Time	38,641	(1,314)	3.40%	38,630	(779)	2.02%	45,606	(577)	1.27%
Total interest- Bearing deposits	201,158	(3,886)	1.93%	195,873	(2,011)	1.03%	191,473	(964)	0.50%
Repurchase agreements	34,578	(1,048)	3.03%	40,947	(788)	1.92%	49,005	(684)	1.40%
Other borrowings	3,104	(155)	4.98%	5,835	(218)	3.74%	1,279	(19)	1.49%
Total interest-bearing liabilities	238,840	(5,089)	2.13%	242,655	(3,017)	1.24%	241,757	(1,667)	0.69%
Demand deposits	53,304			51,153			48,060
Other liabilities	1,899			1,649			1,238
Shareholders’ equity	46,338			41,292			38,738
Total	$340,381			$336,749			$329,793
Net interest income (1)		$16,742			$15,788			$13,900
Interest income as a % of avg. earning assets			7.03%			6.09%			5.27%
Interest expense as a % of avg. earning assets			1.64%			0.98%			0.56%
Net interest margin			5.39%			5.12%			4.70%

(1)	Includes taxable equivalent adjustments related to income on securities and loans that are exempt from federal income taxes. The federal statutory rate was 34%.

(2)	For purposes of these calculations, nonaccrual loans are included in the average loan balance outstanding. Loan fees and late charges of $334, $322, and $373 are included in interest income for 2006, 2005 and 2004.

(3)	For purposes of computation of the average yield on investments available for sale, historical cost balances were utilized, therefore the yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

(4)	The non-tax effected average rate for loans for the periods ending December 31, 2006, 2005, and 2004 were 7.63%, 7.13% and 6.75%, respectively.

(5)	The non-tax effected average rate for tax-exempt securities for the periods ending December 31, 2006, 2005, and 2004 were 4.20%, 3.92%, and 3.61% respectively.

The following table sets forth, on a tax-equivalent basis, a summary of the changes in net interest income resulting from changes in volumes and rates. Changes not due solely to volume or rate changes are allocated to volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

	2006 versus 2005			2005 versus 2004
	Increase (decrease)			Increase (decrease)
	Due to change in			Due to change in
	Average	Average	Net	Average	Average	Net
(in thousands)	Volume	Rate	Change	Volume	Rate	Change
INTEREST INCOME
Loans	$229	$2,044	$2,273	$2,672	$751	$3,423
Investment securities	(392)	911	519	377	(524)	(147)
Interest-bearing deposits in banks, Federal funds sold, and other investments	(289)	523	234	(74)	36	(38)
Total interest income	(452)	3,478	3,026	2,975	263	3,238
INTEREST EXPENSE
NOW, MMDA & Savings deposits	40	1,300	1,340	28	817	845
Time deposits	—	535	535	(99)	301	202
Repurchase agreements	(138)	398	260	(125)	229	104
Other borrowings	(224)	161	(63)	140	59	199
Total interest expense	(322)	2,394	2,072	(56)	1,406	1,350
Changes in net Interest income	($130)	$1,084	$954	$3,031	($1,143)	$1,888
The following chart further reflects changes in average balances and rates from the year ended December 31, 2005 to the year ended December 31, 2006.

Increase (Decrease) In Average Balance:		Increase (Decrease) In Average Rate:
Loans	6.36%	Loans	6.92%
Investments	(21.31%)	Investments	57.61%
Fed funds sold and deposits in banks	89.67%	Fed funds sold and deposits in banks	108.89%
Total Earning Assets	0.66%	Total Earning Assets	15.33%
NOW, MMDA, Savings	3.35%	NOW, MMDA, Savings	101.99%
Time	0.03%	Time	68.63%
Repurchase Agreements	(15.55%)	Repurchase Agreements	57.49%
Other Borrowings	(46.80%)	Other Borrowings	33.66%
Total Int Bear Liabilities	(1.57%)	Total Int Bear Liabilities	71.37%
The following chart further reflects changes in average balances and rates from the year ended December 31, 2004 to the year ended December 31, 2005.

Increase (Decrease) In Average Balance:		Increase (Decrease) In Average Rate:
Loans	18.56%	Loans	6.32%
Investments	(20.02%)	Investments	17.07%
Fed funds sold and deposits in banks	(51.47%)	Fed funds sold and deposits in banks	39.12%
Total Earning Assets	4.53%	Total Earning Assets	15.57%
NOW, MMDA, Savings	7.80%	NOW, MMDA, Savings	195.31%
Time	(15.30%)	Time	59.39%
Repurchase Agreements	(16.44%)	Repurchase Agreements	37.88%
Other Borrowings	356.22%	Other Borrowings	151.50%
Total Int Bear Liabilities	0.37%	Total Int Bear Liabilities	80.31%

Net Interest Income After Provision For Credit Losses. Net interest income after the provision for credit losses was $16.3 million at December 31, 2006, $15.3 million at December 31, 2005, and $13.5 million at December 31, 2004. Total provision for credit losses for the three years ending December 31, 2006 was $145,000, $155,000, and $142,000, respectively. The Company decreased the 2006 provision for credit losses based on its analysis of probable losses in the loan portfolio derived from the loan grading system and the loss analysis of impaired loans in 2006. Charge-offs of $24,000, $202,000, and $117,000 were realized in 2006, 2005, and 2004, respectively. Recoveries were $4,000, $7,000, and $0 during the same periods. Historically, the Company’s loan charge-off levels have been very low compared to its peers. Management will continue to monitor and analyze charge-off levels closely. Management’s assessment of the allowance for credit losses includes various factors such as delinquent and non-performing loans, historical analysis of credit loss experience, knowledge of the present and anticipated economic future of its market areas, and loan grades. Management believes the high quality of the loan portfolio reflects the Bank’s strong internal controls, excellent loan policy standards, experienced loan officers and conservative underwriting practices. Management believes the allowance for credit losses at December 31, 2006 of $2.9 million is adequate. The allowance for credit losses to total loans at December 31, 2006, 2005, and 2004 respectively was 1.14%, 1.18%, and 1.31%.
Non-Interest Income. Non-interest income was $2.5 million for the year ended December 31, 2006, a 36.3% decrease from $3.9 million in 2005, which was 12.2% lower than the $4.4 million in 2004. The decrease in non-interest income for the period ending December 31, 2006 was due primarily to a decrease in service charge and Bankcard income compared to the same periods in 2005 and 2004. The decrease in service charge income was primarily a result of the increase in the earnings credit on business accounts and a decrease in overdraft fees on deposit accounts as compared to the same periods in 2005 and 2004. As market rates have increased, the Company has increased the earnings credit rate which offsets service charges on its business account product. Bankcard income decreased for the period ending December 31, 2006 as compared to the same periods in 2005 and 2004 as the Company transferred its merchant bankcard servicing rights in 2005 to Western States Bankcard Association (which sold to Texas Independent Bank in 2006). Additionally, non-interest income for the period ended December 31, 2006 was lower as compared to the same periods in 2005 and 2004 as the Company had no gains on sales of assets in 2006 as compared to $92 thousand in 2005 and $291 thousand in 2004.
Non-Interest Expense. Non-interest expenses consist primarily of employee salaries and benefits, occupancy, data processing, Bankcard services, office supplies, professional services and other non-interest expenses.
Non-interest expense was $10.4 million for the year ended December 31, 2006, a decrease of 4.2% from $11.2 million in 2005, which was a decrease of .4% or $.45 million in 2004. The decreases for the periods ending December 31, 2006 as compared to the same periods in 2005 and 2004 were a result of the decrease in Bankcard expense as the Company transferred its merchant bankcard services to an outside vendor in 2005.
At the end of 2006, the Company employed 127 full time equivalent employees compared to 131 at the end of 2005 and 137 at the end of 2004. The increase in salary and employee benefits for the period ending 2006 as compared to 2005 and 2004 are the result of routine adjustments in employee salaries and benefits which was not offset by a lower number of full time equivalent employees in 2006 as compared to 2005 and 2004.
Income Taxes. Income tax expense for 2006 was $2.9 million or 35.0% of income before taxes, 2005 was $2.7 million or 33.6% of income before taxes, and 2004 was $2.4 million or 35.6% of income before taxes.
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
Deposits are a primary source of funds. At December 31, 2006, total deposits were $270.6 million, $254.1 million at December 31, 2005 and $235.5 million at December 31, 2004. The Company experienced a growth in demand deposits for the period ending December 31, 2006 of approximately $16.5 million or 6.5% as compared to the same period in 2005. Management believes the growth is a result of increasing penetration in its market areas due to a strong corporate culture of relationship banking.
The Company has securities sold under agreements to repurchase (REPOs) at December 31, 2006, 2005, and 2004 of $35.6 million, $36.6 million, and $55.4 million, respectively. REPOs represent an agreement between the Bank and a customer to collateralize funds deposited by the customer in an interest bearing repurchase sweep account. The Bank secures the REPO account with Government Agency Securities. In consideration of the funds deposited, the Bank transfers the security to the customer. The Bank agrees to repurchase the security on the next business day for the amount of the deposit plus simple interest on that amount calculated for one day at the rate established for REPO accounts as set by the Bank for that day. The funds provided by REPOs are considered borrowings, not deposits, and are not covered by FDIC insurance.

The following table is a summary of securities sold under repurchase agreement (REPO) for each of the last three years.

	(Dollars in Thousands)
	2006	2005	2004
Securities sold under agreement to repurchase:
Average interest rate
At year end	2.4%	2.1%	1.7%
For the year	3.0%	1.9%	1.4%
Average amount outstanding during the year	$34,578	$40,947	$49,005
Maximum amount outstanding at any month end	$37,023	$56,015	$55,446
Amount outstanding at year end	$35,586	$36,590	$55,446
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
The overall cost of funds, including non-interest demand deposits, was as follows for the years ended December 31:

COST OF FUNDS
2006	2005	2004
1.7%	1.0%	.7%
The average daily amount of deposits and rates paid on deposits is summarized for the periods indicated in the following table at December 31.

	2006		2005		2004
(In Thousands)	Amount $	Rate %	Amount $	Rate %	Amount $	Rate %
DEPOSITS
Demand	$53,304	—	$51,153	—	$48,060	—
Interest-bearing demand	$36,357	.66%	36,683	.34%	36,565	.16%
Savings/MMDA	$126,160	1.85%	120,560	.92%	109,302	.30%
Time	$38,641	3.40%	38,630	2.02%	45,606	1.27%
Total	$254,462		$247,026		$239,533
The following table indicates the amount of the Bank’s certificates of deposits with balances equal to or greater than $100,000 classified by time remaining until maturity as of December 31, 2006.

Maturity Period	Certificates of Deposit
(In Thousands)
3 months or less	$5,975
3 months through 6 months	4,960
6 months through 12 months	3,710
Over 12 months	1,388
TOTAL	$16,033

Contractual Obligations
The following table sets forth the Company’s contractual obligations at December 31, 2006.

		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases (1-6)	$1,717	$140	$204	$152	$1,221
Certificates of Deposit	$40,516	$34,323	$5,162	$1,031	—
Short-term Borrowings	$37,489	$37,489	—	—	—
Operating Leases
(1)	Mennonite Home, satellite office of the East Albany Branch. This limited facility is open to the large retirement/assisted living center for two hours Monday through Friday. Lease renewed on March 1, 2004 for $396 per month. Lease is renewable every three years.

(2)	Circle Branch building lease commenced August 16, 1994 and expires January 31, 2020. Current monthly lease is $3,196. Lease agreement has annual rent adjusted based on the United States Bureau of Labor Statistics Consumer Price Index.

(3)	West Albany Branch land lease dated May 29, 1998 for a term of fifty years. On each fifth annual anniversary date of the lease, rent is adjusted based on any increase in the Consumer Price Index. At no time will the rent decrease from the initial stated rent of $1,850 per month. Current monthly lease in $2,092.

(4)	Harrisburg Branch building lease commenced May 4, 2001 for a five-year term with the option to renew for two five-year terms. The lease was renewed for another 5 year term on May 4, 2006. The monthly lease is $1,050.

(5)	Springfield Branch building lease dated June 1, 2003 for a term of five years, expiring May 31, 2008. Monthly lease is $3,730 per month.

(6)	Building leased for storage purposes. Lease commenced on February 1, 2004 and expires on July 31, 2010 with an option to renew for two additional terms of five years. The rent will increase annually based upon the Consumer Price Index. The current monthly lease is $1,539.
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
As of December 31, 2006, the most recent notification from the Bank’s regulator, categorized the Bank as well-capitalized under the applicable regulations. To be categorized as “well capitalized”, the Company must maintain at least 10% total risk based capital, 6% Tier 1 risk based capital and 5% Tier 1 leverage capital. There are no conditions or events since that notification that management believes have changed its category rating.
Shareholders’ equity increased to $46.5 million at December 31, 2006, from $42.3 million in 2005 and $38.4 million in 2004. The increase reflects net income of $5.5 million, other comprehensive income of $141 thousand, $1.1 million from the dividend reinvestment plan, $243 thousand in stock options exercised, $2 thousand in stock grants, $14 thousand for the tax benefit of disqualifying disposition of stock options, and $56 thousand from stock based compensation recognized in earnings. These increases were primarily offset by a cash dividend declared of $2.5 million and stock repurchases of $353 thousand. The Company’s average shareholders’ equity, as a percentage of average assets, was 13.6% for the year ended December 31, 2006, 12.3% for the year ended December 31, 2005, and 11.8% for the year ended December 31, 2004.
As interest rates change, the value of the Bank’s “available for sale” investment portfolio, which is reported at fair value, may be positively or negatively impacted and therefore may cause an increase or a reduction in reported shareholders’ equity. Equity grew at 10.0% over the period between December 31, 2005 and December 31, 2006, while assets grew by 5.9% over the same period.
At December 31, 2006, the Company had no material commitments for capital expenditures that would negatively impact the Company’s capital position.

The following table indicates the Company’s capital adequacy position at December 31, 2006 and at December 31, 2005 and compares those positions to capital adequacy requirements.

					To be Well Capitalized
			Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006
Tier 1 capital (to average assets):
Bank	46,527	13.17%	14,129	4.00%	$17,661	5.00%
Tier 1 capital (to risk-weighted assets):
Bank	46,527	15.67	11,876	4.00	17,814	6.00
Total capital (to risk-weighted assets):
Bank	49,420	16.64	23,751	8.00	26,689	10.00
December 31, 2005
Tier 1 capital (to average assets):
Company	$42,494	12.39%	$13,723	4.00%	N/A	N/A
Bank	42,329	12.37	13,689	4.00	$17,111	5.00%
Tier 1 capital (to risk-weighted assets):
Company	42,494	15.57	10,914	4.00	N/A	N/A
Bank	42,329	15.56	10,882	4.00	15,984	6.00
Total capital (to risk-weighted assets):
Company	45,244	16.58	21,828	8.00	N/A	N/A
Bank	45,079	16.57	21,764	8.00	26,460	10.00
As of February 2006, the Federal Reserve Bank amended its rules relative to capital requirements for bank holding companies under $500 million in total assets. As a result, there are no longer regulatory capital requirements for the Company; therefore, the capital ratios are no longer reported.
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
At December 31, 2006, the Company’s portfolio totaled $51.7 million, primarily consisting of $46.2 million in U.S. agency securities available for sale and $5.5 million in state and municipal bonds held to maturity. The investment portfolio decreased $20.1 million or 28% from 2005, as the Company funded loan growth with called and matured investments. The composition of the portfolio at each respective date is presented in the following tables.

	At December 31,
	2006		2005		2004
	Carrying	Percent of	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total	Value	Total
	(Dollars in thousands)
Held-to-Maturity:
State and municipal securities	$5,462	10.57%	$7,871	10.97%	$9,956	12.31%
Available-for-Sale:
U.S. Government agency securities	$46,204	89.43%	$63,863	89.03%	$70,947	87.69%

Total Portfolio	$51,666	100%	$71,734	100%	$80,903	100%

The following table sets forth the maturities and weighted average yields of the investment securities in the Company’s investment portfolio at December 31, 2006. The average yield shown for obligations of states and political subdivisions is not calculated on a tax-equivalent basis.

	Less Than		One to		Five to		Over
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield*
	(Dollars in thousands)
Held-to-Maturity:
State and municipal securities	$1,172	4.16%	$3,331	4.53%	$959	4.30%	—	—
Available-for-Sale:
U.S. Government agency securities	$32,208	4.95%	$10,817	4.61%	$2,156	5.28%	$1,023	5.46%

Total Portfolio	$33,380	4.92%	$14,148	4.73%	$3,115	4.30%	$1,023	5.46%

*Yield information is computed using the effective yield on the security and does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
Lending and Credit Management. Interest on loans is the primary source of income for the Company. Net loans represented 69.7% of total assets as of December 31, 2006 as compared to 68.1% at December 31, 2005. The Bank’s goal is to serve the credit needs of the communities in which its offices are located. The primary focus for lending is small-to-medium sized businesses, professionals, senior citizens, and individuals. The Bank offers a broad base of loan products. A majority of the Bank’s loans are to customers located within the Bank’s service areas.
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
Concentrations of credit are closely monitored to ensure an acceptable diversification of risk and to help insulate the portfolio from adverse economic conditions. Such factors as economic conditions, liquidity, future outlook and loan demand are considered.
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
The portfolio concentrations as of December 31, 2006 are as follows:
•	Commercial loans, funded and unfunded, represent 18% of the Bank’s portfolio and 125% of Tier 1 capital. These loans consist of operating lines of credit and non-real estate fixed asset term loans.

•	Agriculture loans, funded and unfunded, represents 11% of the Bank’s portfolio and 73% of Tier 1 capital. These loans consist of operating loans and non-real estate fixed asset term loans. In addition to these loans we have agriculture real estate loans that represent 5% of the Bank’s portfolio and 38% of Tier 1 capital. These loans are for land purchases and in some cases to support operating loans.

•	Residential real estate loans, funded and unfunded, represents 7% of the Bank’s portfolio and 45% of Tier 1 capital. These loans include 1-4 family first deed of trust and first mortgage loans to consumers.

•	Consumer loans, funded and unfunded, represents 5% of the Bank’s portfolio and 35% of Tier 1 capital. These loans are term loans and lines of credit for consumer purpose. These loans also include home equity lines of credit.

•	The Bank’s largest concentration is in commercial real estate. These loans, funded and unfunded, represents 54% of the Bank’s loan portfolio and 369% of Tier 1 capital. $80.4 million of these loans are owner occupied which represents 173% of Tier 1 capital, and $87.2 million are in non-owner occupied facilities which represent 188% of Tier 1 capital.
•	Multi-family; which is all non-owner occupied, represents 12% of the commercial real estate portfolio and 64% of Tier 1 capital.

•	RE lessor properties represents 15% of the commercial real estate portfolio and 80% of Tier 1 capital. Approximately 41% is owner occupied and 59% is non-owner occupied.

•	Other real estate/finance represents 16% of the commercial real estate portfolio and 85% of Tier 1 capital. Approximately 44% is owner occupied and 56% is non-owner occupied.

•	Real estate to personal service properties represents 4% of the commercial real estate portfolio and 21% of Tier 1 capital. Approximately 58% is owner occupied and 42% is non-owner occupied.

•	Real estate to professionals represents 6% of the commercial real estate portfolio and 31% of Tier 1 capital. Almost all of these properties are owner occupied.

•	Manufacture, construction, agri-Business, transportation and wholesale properties each represent less than 5% of the commercial real estate and less than 26% of Tier 1 capital. Majority of these loans are owner occupied.
At December 31, the following table sets forth the composition of the Bank’s Loan Portfolio by type of loan as of the dates indicated.

	2006		2005		2004		2003		2002
Type of Loan	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$27,810	10.97%	$22,478	9.62%	$21,141	9.87%	$21,765	11.56%	$21,377	11.79%
Agriculture	18,715	7.38%	18,249	7.81%	19,508	9.11%	17,013	9.04%	16,196	8.93%
Real Estate Construction	16,647	6.58%	11,049	4.73%	8,200	3.83%	6,586	3.50%	15,474	8.53%
1-4 Family	25,254	9.96%	22,787	9.75%	22,916	10.70%	26,292	13.97%	30,430	16.78%
Multi-family	23,530	9.28%	25,419	10.88%	22,791	10.64%	10,398	5.52%	7,236	3.99%
Commercial	120,614	47.59%	116,180	49.70%	102,623	47.91%	93,594	49.72%	82,202	45.33%
Farmland	17,508	6.91%	14,046	6.01%	13,449	6.28%	9,068	4.82%	4,552	2.51%
Consumer Loans	3,382	1.33%	3,502	1.50%	3,552	1.66%	3,523	1.87%	3,882	2.14%

	253,460	100.00%	233,710	100.00%	214,180	100.00%	188,239	100.00%	181,349	100.00%
Less Deferred fees	(433)		(413)		(439)		(421)		(470)
Less Allowance	(2,875)		(2,750)		(2,790)		(2,765)		(2,546)
	$250,152		$230,547		$210,951		$185,053		$178,333

Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans deemed to be uncollectible, or when the principal or interest payment becomes 90 days past due, unless the loan is well-secured and in the process of collection. At December 31, 2006 the Bank had two loans of approximately $187 thousand that was 90 days or more past due and still accruing interest. Management anticipates these loans to be current in early 2007.
The following table shows the contractual maturity of the Bank’s gross loans at December 31, 2006. Loans having no stated schedule of repayments and no stated maturity, demand loans, and overdrafts are reported as due in one year or less. Loan balances do not include undisbursed loan proceeds, deferred loan fees and discounts, and allowance for losses on loans. The table does not reflect any estimate of prepayments, which significantly shorten the average life of all loans and may cause the Bank’s actual repayment experience to differ from that shown below.

		After 1 year,	After 5 years,
		but before	but before
	Within 1 year	5 years	10 years	After 10 years	Total
	(In Thousands)
Commercial	$9,087	$14,574	$2,413	$1,736	$27,810
Agriculture	14,904	3,420	391	—	18,715
Real Estate
Construction	6,265	5,603	—	4,779	16,647
1-4 Family	3,034	3,085	4,102	15,033	25,254
Multi-family	—	5,209	8,448	9,873	23,530
Commercial	5,739	5,106	33,124	76,645	120,614
Farmland	5,050	2,126	1,674	8,658	17,508
Consumer Loans	273	2,971	138	—	3,382

TOTAL	$44,352	$42,094	$50,290	$116,724	$253,460

The following table sets forth the dollar amount of all loans due one year or more after December 31, 2006, which have fixed interest rates and have floating or adjustable interest rates.

		Floating or
	Fixed Rates	Adjustable Rates	Total
	(In Thousands)
Commercial	$13,031	$5,692	$18,723
Agriculture	2,327	1,484	3,811
Real Estate
Construction	248	10,134	10,382
1-4 Family	11,218	11,002	22,220
Multi-family	8,850	14,680	23,530
Commercial	25,970	88,905	114,875
Farmland	1,635	10,823	12,458
Consumer Loans	587	2,522	3,109

TOTAL	$63,866	$145,242	$209,108

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
It is Bank policy that once each quarter, Bank management makes recommendations to the Board regarding the adequacy of the Bank’s allowance for credit losses and any provision necessary to increase or decrease the allowance to the recommended level. Management’s recommendations are based on an internal loan review process to determine specific potential loss factors on classified loans, risk factor of loan grades, historical loss factors derived from actual net charge-off experience, trends in non-performing loans, and other potential risks in the loan portfolio such as industry concentration, the local economy, and the volume of loans.
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
Specific allowances are established where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount calculated by the formula method. At December 31, 2006, the Bank’s allowance for credit losses was $2.9 million, or 1.14% of total loans, and 177% of total non-performing assets, compared with an allowance for credit losses at December 31, 2005 of $2.8 million, or 1.18% of total loans, and 125% of non-performing assets. It is the opinion of management that the allowance for credit losses at December 31, 2006 of $2.9 million is adequate.
The Bank’s allowance incorporates the results of measuring impaired loans as provided in the Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan”, and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures”. These accounting standards prescribe the measurement, income recognition and guidelines concerning impaired loans.
During the Bank’s regular loan review procedures, a loan is considered to be impaired when it is probable that it will be unable to collect all amounts due according to contractual terms of the loan agreement. A loan is usually not considered to be impaired during a period of minimal delay. Such period is generally defined as less than 90 days past due. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair market value of collateral if the collateral is dependent. Impaired loans are currently measured at the lower of cost or fair value. Impaired loans are charged to the allowance when management believes, following collection efforts and collateral position, that the borrower’s financial condition is such that collection of principal is not probable. Management continues to pursue collection after a loan is charged off until all possibilities for collection have been exhausted. Impaired loans totaled $1,436,000, $2,073,000, and $6,190,000 at December 31, 2006, 2005 and 2004, respectively. (See Note 4 to the consolidated financial statements for more information on impaired loans.)
The following table represents the composition of the allowance for credit loss at December 31:

	2006		2005		2004		2003		2002
		% of Total		% of Total		% of Total		% of Total		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial	$315	11%	$279	10%	$275	10%	$320	12%	$299	12%
Agriculture	212	7%	227	8%	254	9%	250	9%	227	9%
Real Estate
Construction	189	7%	138	5%	108	4%	96	3%	217	9%
1-4 Family	286	10%	208	9%	236	11%	320	12%	325	13%
Multifamily	267	9%	235	11%	297	11%	153	5%	101	4%
Commercial	1,368	48%	1,446	50%	1338	48%	1,374	50%	1,158	45%
Farmland	199	7%	175	6%	174	6%	133	5%	64	2%
Consumer	39	1%	42	1%	108	1%	119	4%	155	6%

	$2,875	100%	$2,750	100%	$2,790	100%	$2,765	100%	$2,546	100%

The following table represents information with respect to non-performing loans and other assets at December 31:

	2006	2005	2004	2003	2002
Loans on non-accrual status	$1,436	$2,073	$6,190	$2,164	$130
Accruing loans past due greater than 90 days	187	122	0	12	0

Total non-performing loans	1,623	2,195	6,190	2,176	130
Foreclosed real estate	—	—	—	476	—

Total non-performing assets	$1,623	$2,195	$6,190	$2,652	$130

Allowance for credit losses	$2,875	$2,750	$2,790	$2,765	$2,546
Allowance for credit losses/non-performing assets	177%	125%	45%	104%	1958%
Non-performing loans/total loans	0.64%	0.94%	2.90%	1.16%	0.07%
Non-performing assets/total assets	0.45%	0.65%	1.85%	0.81%	0.04%
The Company has a policy that places loans on nonaccrual status after they become 90 days past due unless the loan is well secured and in the process of collection. The Company may place loans that are not contractually past due or that are fully collateralized on nonaccrual status as a management tool to actively oversee specific loans. Loans on nonaccrual status at December 31, 2006 were approximately $1.4 million, $2.1 million at December 31, 2005, and $6.2 million at December 31, 2004. For the year ending December 31, 2006, the gross income that would have been included in loan interest income, was approximately $414 thousand had non-accrual loans been current in their original terms and outstanding throughout the period. There was no interest on non-accrual loans included in income for the years ending 2006, 2005, and 2004.
Two agricultural loan relationships constitute $1.3 million of the $1.4 million in non-accrual status as of December 31, 2006. One of the agriculture loans, with a balance of about $292 thousand, is fully secured by real estate. The farm operation is going through a Chapter 12 bankruptcy procedure. The Company is fully secured and does not expect a loss. The second agriculture relationship consists of two loans; one in the amount of approximately $625 thousand which is fully secured by agriculture real estate and the other loan is approximately $426 thousand has a 90% Farm Service Agency (FSA) guarantee, but no other collateral support. The Company is exposed on the second loan in the amount of $42 thousand, but expects to get paid in full over the next 18 to 24 months through normal farming operating cash flow. The remaining $93 thousand in non-accrual is a loan on a residential house that is adequately secured by real estate and a foreclosure sale has been set for April 30, 2007. The Company expects no loss on this transaction.
The Company is not aware of any loans continuing to accrue interest at December 31, 2006 that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. Material credits about which management is aware of any information that would raise serious doubts as to the ability of such borrowers to comply with the loan repayment terms, have been fully reserved in the allowance for credit losses.
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

The aggregate amounts of the Bank’s classified loans (as determined by the Bank), and of the Bank’s allowances for credit losses at the dates indicated, were as follows at December 31:

	2006	2005	2004	2003	2002
	(In thousands)
Loss	$—	$—	$—	$—	$—
Doubtful	$—	$—	$—	$—	$—
Substandard	$2,234	$1,898	$2,003	$2,382	$2,133
Special mention	$2,171	$3,238	$6,740	$6,990	$7,161

Total	$4,405	$5,136	$8,743	$9,372	$9,294

Allowance for credit losses	$2,875	$2,750	$2,790	$2,765	$2,546
The Bank’s classified assets decreased by $.8 million at December 31, 2006, primarily as a result of a $336 thousand increase in loans classified as substandard and a $1.1 million decrease in loans classified as special mention.
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

	2006	2005	2004	2003	2002
	(In Thousands)
Allowance At Beginning of Period:	$2,750	$2,790	$2,765	$2,546	$2,146
Provision for Credit Losses	145	155	142	270	624
CHARGE-OFFS:
Commercial	0	94	39	15	105
Agriculture	0	0	0	0	0
Real Estate	0	0	0	0	0
Construction	0	0	0	0	0
1-4 Family	0	97	0	22	76
Multi-family	0	0	52	0	0
Commercial	0	0	0	0	0
Farmland	0	0	0	0	0
Other	0	0	0	0	0
Consumer	24	11	26	17	56
Total Charge-Offs:	$24	$202	$117	$54	$237
RECOVERIES:
Commercial	0	7	0	1	6
Agriculture	0	0	0	0	0
Real Estate	0	0	0	0	0
Construction	0	0	0	0	0
1-4 Family	0	0	0	0	6
Multi-family	0	0	0	0	0
Commercial	0	0	0	0	0
Farmland	0	0	0	0	0
Other	0	0	0	0	0
Consumer	4	0	0	2	1
Total Recoveries	$4	$7	$0	$3	$13
Net Recoveries (Charge-Offs)	<20>	<195>	<117>	<51>	<224>
Balance At End Of Period	$2,875	$2,750	$2,790	$2,765	$2,546
Ratio of Net Charge-Offs to Avg. Loans Outstanding	0.01%	0.08%	0.06%	0.03%	0.13%
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
The following table sets forth the interest rate sensitivity of the Bank’s assets and liabilities over various contracted repricing periods and maturities as of December 31, 2006. Certain shortcomings are inherent in the traditional gap analysis presented in the table. For instance, although certain assets and liabilities may have similar repricing periods or maturities, historically they have been proven to react in different timings and degree to changes in market interest rates. Additionally, loan repayments and early withdrawals of certificates of deposits could cause the interest sensitivities to vary from those which appear in the table. The following table is based on contracted loan repricing periods and maturities where as previous loan tables in this document are based only on contracted maturities.
DECEMBER 31, 2006 (In thousands)

		90 days	1 year	6 years
	Within	to	to	to	Over 15
	90 days	12 months	5 years	15 years	Years	Total
INTEREST EARNING ASSETS
Interest Bearing Deposits and Federal Funds Sold	$21,049	—	—	—	—	$21,049
Loans	65,724	15,773	96,221	51,920	20,514	250,152
Investments	10,981	22,399	14,147	4,139	—	51,666

TOTAL INTEREST EARNING ASSETS	$97,754	$38,172	$110,368	$56,059	$20,514	$322,867
INTEREST BEARING LIABILITIES
Demand Deposits	$58,514	—	—	—	—	$58,514
NOW, Savings & Money Market Deposits	171,580	—	—	—	—	171,580
Time Deposits	16,862	19,106	4,548	—	—	40,516
REPO’S	35,587	—	—	—	—	35,587
Other Borrowings	1,902	—	—	—	—	1,902

TOTAL INTEREST BEARING LIABILITIES	$284,445	$19,106	$4,548	$—	$—	$308,099
	$(186,691)	$19,066	$105,820	$56,059	$20,514	$14,768
CUMULATIVE INTEREST RATE SENSITIVITY GAP	$(186,691)	$(167,625)	$(61,805)	$(5,746)	$14,768

CUMMULATIVE GAP AS A PERCENT OF	-57.82%	-51.92%	-19.14%	-1.78%	4.57%
TOTAL EARNING ASSETS
On a straight gap measurement of interest rate sensitivity, the Company is asset sensitive. Using the financial model with historical timings and degree of market rate change affecting the components of the balance sheet, the Company is slightly asset sensitive. The Company will see little effect on its equity in either a rising or declining interest rate environment based on the balance sheet as of December 31, 2006. Management strives to maintain a balanced interest sensitivity position.
The Company sensitivity to gains or losses in future earnings due to hypothetical increases or decreases in the Fed Funds rate as measured by its financial model are as follows.

Net Interest
Change in Interest Rates	Income
-300 Basis points	$(1,537)
-200 Basis points	$(1,025)
-100 Basis points	$(512)
+300 Basis points	$792
+200 Basis points	$528
+100 Basis points	$264
At December 31, 2006, the Company was slightly asset sensitive, meaning that the Company’s net interest margin (“NIM”) may increase slightly if rates rise and decrease if rates fall. In a rising rate environment, management anticipates that its deposit liability rates will increase at a slower rate due to the company’s mix of deposits, high liquidity, and pricing strategies, which should result in an increase in NIM. For the year ending December 31, 2006, the Company’s cost of funds was 1.7%.

Report of Independent Registered Public Accounting Firm
Board of Directors
Citizens Bancorp
Corvallis, Oregon
We have audited the consolidated balance sheets of Citizens Bancorp and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Bancorp and Subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the financial statements, the Bank adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, in fiscal year 2006.
Seattle, Washington
March 19, 2007

Consolidated Balance Sheets
(Dollars in Thousands)
Citizens Bancorp and Subsidiary
December 31, 2006 and 2005

	2006	2005
Assets
Cash and due from banks	$17,227	$18,518
Interest bearing deposits in banks	11,709	166
Federal funds sold	9,340	435
Securities available for sale	46,204	63,863
Securities held to maturity (fair value $5,542 and $8,012)	5,462	7,871
Federal Home Loan Bank stock, at cost	905	905
Loans held for sale	53	548
Loans	253,027	233,297
Allowance for credit losses	2,875	2,750
Net loans	250,152	230,547
Premises and equipment	8,439	7,455
Accrued interest receivable	2,112	1,852
Cash value of life insurance	4,416	4,257
Other assets	3,010	2,483
Total assets	$359,029	$338,900
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$58,514	$56,608
Savings and interest-bearing demand	171,580	159,678
Time	40,516	37,797
Total deposits	270,610	254,083
Short-term borrowings	37,489	38,468
Accrued interest payable	100	62
Other liabilities	4,306	3,991
Total liabilities	312,505	296,604
Commitments and Contingencies	—	—
Shareholders’ Equity
Common stock (no par value); authorized 10,000,000 shares; issued and outstanding: 2006 4,733,644 shares; 2005 4,670,386 shares	30,027	28,938
Retained earnings	16,604	13,606
Accumulated other comprehensive income (loss)	(107)	(248)
Total shareholders’ equity	46,524	42,296
Total liabilities and shareholders’ equity	$359,029	$338,900
See notes to consolidated financial statements.

Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Amounts)
Citizens Bancorp and Subsidiary
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Interest and Dividend Income
Loans	$18,687	$16,411	$13,142
Federal funds sold and deposits in banks	309	75	114
Securities:
Taxable	2,252	1,622	1,665
Tax-exempt	282	356	417
Other	14	4	3
Total interest and dividend income	21,544	18,468	15,341
Interest Expense
Deposits	3,885	2,011	964
Short-term borrowings	1,203	1,006	703
Total interest expense	5,088	3,017	1,667
Net interest income	16,456	15,451	13,674
Provision for Credit Losses	145	155	142
Net interest income after provision for credit losses	16,311	15,296	13,532
Non-Interest Income
Service charges on deposit accounts	1,258	1,438	1,707
Gains on sales of securities available for sale, net	—	—	24
Earnings on life insurance policies	159	156	164
BankCard income	455	1,715	1,719
Mortgage department income	52	96	89
Gain on sale of assets	—	92	291
Other	551	389	434
Total non-interest income	2,475	3,886	4,428
Non-Interest Expense
Salaries and employee benefits	6,846	6,606	6,435
Occupancy	838	803	854
Furniture and equipment	567	590	609
BankCard expense	77	1,332	1,378
Other	2,058	1,823	1,923
Total non-interest expense	10,386	11,154	11,199
Income before income taxes	8,400	8,028	6,761
Income Taxes	2,941	2,701	2,409
Net income	$5,459	$5,327	$4,352
Earnings Per Share
Basic	$1.15	$1.12	$0.94
Diluted	1.15	1.11	0.94
See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity
(Dollars in Thousands)
Citizens Bancorp and Subsidiary
Years Ended December 31, 2006, 2005 and 2004

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

Consolidated Statements of Shareholders’ Equity
(concluded) (Dollars in Thousands)
Citizens Bancorp and Subsidiary
Years Ended December 31, 2006, 2005 and 2004

				Accumulated
	Shares of			Other
	Common	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (loss)	Total
Balance at December 31, 2005	4,670,386	$28,938	$13,606	$(248)	$42,296
Comprehensive income:
Net income	—	—	5,459	—	5,459
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	—	—	—	141	141
Comprehensive income					5,600
Cash dividend reinvestment ($17.35 per share)	64,951	1,127	—	—	1,127
Cash dividends declared ($.52 per share)	—	—	(2,461)	—	(2,461)
Stock repurchased	(21,640)	(353)	—	—	(353)
Options exercised	19,827	243	—	—	243
Stock grants	120	2	—	—	2
Stock based compensation recognized in earnings	—	56	—	—	56
Income tax benefit from stock options exercised	—	14	—	—	14
Balance at December 31, 2006	4,733,644	$30,027	$16,604	$(107)	$46,524
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Dollars in Thousands)

Citizens Bancorp and Subsidiary
Years Ended December 31, 2006, 2005 and 2004	2006	2005	2004
Cash Flows from Operating Activities
Net income	$5,459	$5,327	$4,352
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	145	155	142
Depreciation and amortization	495	498	514
Originations of loans held for sale	(9,763)	(11,971)	(13,996)
Proceeds of loans held for sale	10,347	11,533	14,120
Gain on sales of loans	(89)	(110)	(124)
Deferred income tax (benefit)	289	45	100
Gains on sales of assets and securities available for sale	—	(92)	(24)
Gains on sales of foreclosed real estate	—	—	50
Gain on sale of branch	—	—	(291)
Earnings on life insurance policies	(159)	(156)	(164)
Stock dividends received	—	(2)	(16)
Net (accretion) amortization of bond premium and discount	(648)	84	486
(Increase) decrease in interest receivable	(260)	(31)	63
Increase (decrease) in interest payable	38	28	(9)
Stock based compensation expense	56	—	—
Other — net	24	551	301
Net cash provided by operating activities	5,934	5,859	5,504
Cash Flows from Investing Activities
Net (increase) decrease in federal funds sold	(8,905)	5,352	(5,787)
Net (increase) decrease in interest bearing deposits in banks	(11,543)	6,827	(4,812)
Activity in securities available for sale:
Sales	—	—	30,846
Maturities, prepayments and calls	55,500	35,451	46,900
Purchases	(36,978)	(28,258)	(69,735)
Activity in securities held to maturity:
Maturities, prepayments and calls	2,425	2,100	2,420
Purchases	—	—	(452)
Purchase of Federal Home Loan Bank stock	—	(292)	(212)
Redemption of Federal Home Loan Bank stock	—	14	—
Increase in loans made to customers, net of principal collections	(19,762)	(19,743)	(25,634)
Purchases of premises and equipment	(1,493)	(436)	(667)
Proceeds from sales of premises and equipment	—	172	6
Investment in state tax credits	(715)	(648)	—
Net cash provided by (used in) investing activities	(21,471)	539	(27,127)
Cash Flows from Financing Activities
Net increase in deposits	16,527	18,601	33
Net increase (decrease) in short-term borrowings	(979)	(18,691)	5,444
Exercise of stock options	243	211	46
Cash dividends paid	(1,206)	(1,576)	(1,137)
Repurchase of common stock	(353)	—	—
Tax benefit from stock options exercised	14	13	—
Net cash provided by (used in) financing activities	14,246	(1,442)	4,386
Net increase (decrease) in cash and due from banks	(1,291)	4,956	(17,237)
Cash and Due from Banks
Beginning of year	18,518	13,562	30,799
End of year	$17,227	$18,518	$13,562
(continued)
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(concluded) (Dollars in Thousands)
Citizens Bancorp and Subsidiary
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Supplemental Disclosures of Cash Flow Information
Interest paid	$5,050	$2,989	$1,676
Income taxes paid	2,910	2,720	2,385
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	$141	$126	($451)
Dividend reinvestment	1,127	549	958
Financed sale of foreclosed real estate	—	—	394
Stock grants	2	2	4
See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2006 and 2005
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
Interest Bearing Deposits in Banks
Interest bearing deposits in banks are invested on a daily basis and have next day availability.
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
Certain prior year amounts have been reclassified, with no change to shareholders’ equity or net income, to conform to the 2006 presentation. All dollar amounts, except per share information, are stated in thousands.
Bank Owned Life Insurance
The Company has bank-owned life insurance policies (“BOLI”) on certain executives. The Company purchased single premium BOLI policies. The premiums are recorded at their cash surrender values. Changes in cash surrender are included in non-interest income.
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
Federal Home Loan Bank Stock
The Bank’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost, which approximates fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock. At December 31, 2006, the Bank met its minimum required investment. The Bank may request redemption at par value of any FHLB stock in excess of the minimum required investment; however, stock redemptions are at the discretion of the FHLB.

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2006 and 2005
Note 1 — Summary of Significant Accounting Policies (continued)
Federal Home Loan Bank Stock (concluded)
The Bank, as a member of the FHLB, has entered into credit arrangements with the FHLB under which authorized borrowings are collateralized by the Bank’s FHLB stock as well as loans or other instruments which may be pledged. At December 31, 2006 maximum available FHLB borrowings were $31,104,000. At December 31, 2006 the Bank had no borrowings from the FHLB.
Advertising
Costs for advertising and marketing are expensed as incurred.
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
(continued)

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2006 and 2005
Note 1 — Summary of Significant Accounting Policies (continued)
Loans Receivable (concluded)
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
December 31, 2006 and 2005
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
Fair Value of Financial Instruments
The following methods and assumptions were used by the Company in estimating the fair value of financial instruments disclosed in these consolidated financial statements:
Cash and Due From Banks, Interest Bearing Deposits in Banks and Federal Funds Sold
The carrying amounts of cash, interest bearing deposits in banks, and federal funds sold approximate their fair value.
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
December 31, 2006 and 2005
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
Earnings Per Share
Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company’s stock option plan. Stock options excluded from the calculation of diluted earnings per share because they are antidilutive, represented 34,937 and 37,475 shares in 2006 and 2005, respectively. There were no shares excluded in 2004.
Stock-Based Compensation
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
The Company uses the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, dividend yield, weighted average risk-free interest rate, and weighted average expected life of the options. There were no options granted during the periods ended December 31, 2006 and 2005.
(continued)

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2006 and 2005
Note 1 — Summary of Significant Accounting Policies (continued)
Stock-Based Compensation (concluded)
The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires adoption as of January 1, 2006, the first day of the Company’s 2006 fiscal year. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the period ended December 31, 2006 totaled $56 thousand, no tax benefit was realized, and related to currently vesting employee stock options that were granted in prior years. At December 31, 2006, unrecognized stock-based compensation totaled $26 thousand. These costs are expected to be recognized over a weighted average period of 14 months.
As required under SFAS 123(R), the reported net income and earnings per share for the periods ended December 31, 2005 and 2004 have been presented below to reflect the impact had the Company been required to recognize compensation cost based on the fair value at the grant date for stock options. The pro forma amounts are as follows.

(dollars in thousands except per share amounts)	2005	2004
Net income, as reported	$5,327	$4,352
Less total stock-based employee compensation expense determined under fair value based methods for all qualifying awards	(129)	(183)

Pro forma net income	$5,198	$4,169

Earnings per share:
Basic — as reported	$1.12	$0.94
Basic — pro forma	$1.10	$0.90
Diluted — as reported	$1.11	$0.94
Diluted — pro forma	$1.09	$0.90
The Company’s stock compensation plan is more fully described in Note 13.
New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective beginning in the first quarter of fiscal year 2007. Management has determined that the provisions of FIN 48 will not materially impact the Company’s result of operations or financial condition.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operation and cash flows.

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2006 and 2005
Note 1 — Summary of Significant Accounting Policies (concluded)
New Accounting Pronouncements (concluded)
In September 2006, the Securities and Exchange Commission (SEC) announced “Staff Accounting Bulletin No. 108” (SAB 108). SAB 108 addresses how to quantify financial statement errors that arose in prior periods for purposes of assessing their materiality in the current period. It requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality. It clarifies that immaterial financial statement errors in a prior SEC filing can be corrected in subsequent filings without the need to amend the prior filing. In addition, SAB 108 provides transitional relief for correcting errors that would have been considered immaterial before its issuance. SAB 108 was effective for the year ended December 31, 2006. The adoption of SAB 108 did not have an impact on the Company’s accompanying consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value — with changes in fair value reported in earnings — and requires additional disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 159 may have on its future consolidated financial statements.
In September 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (the Task Force) on Issue No. 06-5 (EITF 06-5) Accounting for the Purchases of Life Insurance — Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4 (FTB 85-4). FTB 85-4 indicates that the amount of the asset included in the balance sheet for life insurance contracts within its scope should be “the amount that could be realized under the insurance contract as of the date of the statement of financial position.” Questions arose in applying the guidance in FTB 85-4 related to whether “the amount that could be realized” should consider 1) any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value and 2) the contractual ability to surrender all of the individual-life policies (or certificates in a group policy) at the same time. EITF 06-5 determined that “the amount that could be realized” should 1) consider any additional amounts included in the contractual terms of the policy and 2) assume the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). Any amount that is ultimately realized by the policy holder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the “amount that could be realized.” An entity should apply the provisions of EITF 06-5 through either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-5 are effective for fiscal years beginning after December 15, 2007. Management has not yet completed its evaluation of the impact that EITF 06-5 may have on the Company.
In September 2006, the FASB ratified the consensuses reached by the Task Force on Issue No. 06-4 (EITF 06-4) Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. A question arose when an employer enters into an endorsement split-dollar life insurance arrangement related to whether the employer should recognize a liability for the future benefits or premiums to be provided to the employee. EITF 06-4 indicates that an employer should recognize a liability for future benefits and that a liability for the benefit obligation has not been settled through the purchase of an endorsement type policy. An entity should apply the provisions of EITF 06-4 either through a change in accounting principle through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-4 are effective for fiscal years beginning after December 15, 2007. Management has not yet completed its evaluation of the impact that EITF 06-4 may have on the Company.

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2006 and 2005
Note 2 — Restricted Assets
Federal Reserve Board regulations require that the Bank maintain reserves in the form of cash on hand and deposit balances with the Federal Reserve Bank, based on percentage of deposits. The amounts of such balances for the years ended December 31, 2006 and 2005 were approximately $635 and $2,736, respectively.
Note 3 — Securities
Securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair value were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale
December 31, 2006
U.S. Government and agency securities	$46,379	$39	($214)	$46,204
December 31, 2005
U.S. Government and agency securities	$64,269	$—	($406)	$63,863
Securities Held to Maturity
December 31, 2006
State and municipal securities	$5,462	$80	$—	$5,542
December 31, 2005
State and municipal securities	$7,871	$146	($5)	$8,012
Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2006 and 2005 are summarized as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2006
Securities available for sale:
U.S. Government and agency securities	$30,262	$(145)	$8,930	$(69)	$39,192	$(214)
December 31, 2005
Securities held to maturity:
State and municipal securities	$—	$—	$677	$(5)	$677	$(5)
Securities available for sale:
U.S. Government and agency securities	$28,202	$(70)	$35,661	$(336)	$63,863	$(406)
The Company has evaluated these securities and has determined that the decline in the value is temporary. The decline in value is not related to any company or industry specific event. Despite the unrealized loss position of these securities, management has concluded, as of December 31, 2006 that these investments are not other-than-temporarily impaired. This assessment was based on the following factors: i) the length of time and the extent to which the market value has been less than cost; ii) the financial condition and near-term prospects of the issuer; iii) the intent and ability of the Company to retain its investment in a security for a period of time sufficient to allow for any anticipated recovery in market value; and iv) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads.
(continued)

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2006 and 2005
Note 3 — Securities (concluded)
The contractual maturities of securities held to maturity and available for sale at December 31, 2006 are as follows:

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$1,172	$1,175	$32,375	$32,208
Due from one year to five years	3,331	3,382	10,834	10,817
Due from five to ten years	959	985	2,138	2,156
Due over ten years	—	—	1,032	1,023
Total	$5,462	$5,542	$46,379	$46,204
Securities carried at approximately $46,048 at December 31, 2006 and $49,032 at December 31, 2005 were pledged to secure public deposits and repurchase agreements, and for other purposes required or permitted by law.
Gross realized gains on sales of securities available for sale were $42 for the year ended December 31, 2004. There were no gross gains realized for the years ending December 31, 2006 and 2005. There were no gross losses realized in the years ending December 31, 2006 or 2005 and $18 in gross losses in 2004.
Note 4 — Loans
Loans at December 31 consist of the following:

	2006	2005
Agriculture	$18,715	$18,249
Commercial	27,810	22,478
Real estate:
Residential 1-4 family	25,254	22,787
Construction	16,647	11,049
Commercial	120,614	116,180
Farmland	17,508	14,046
Multi-family	23,530	25,419
Consumer	3,382	3,502
	253,460	233,710
Less net deferred loan origination fees	433	413
Total loans	$253,027	$233,297
(continued)

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2006 and 2005
Note 4 — Loans (concluded)
Changes in the allowance for credit losses for the years ended December 31 are as follows:

	2006	2005	2004
Balance at beginning of year	$2,750	$2,790	$2,765
Provision for credit losses	145	155	142
Charge-offs	(24)	(202)	(117)
Recoveries	4	7	—
Net charge-offs	(20)	(195)	(117)
Balance at end of year	$2,875	$2,750	$2,790
At December 31, 2006 and 2005, the Company had non-accruing loans of approximately $1,436 and $2,073, respectively.
Following is a summary of information pertaining to impaired loans at December 31:

	2006	2005	2004
December 31
Impaired loans without a valuation allowance	$385	$666	$4,906
Impaired loans with a valuation allowance	1,051	1,407	1,284
Total impaired loans	$1,436	$2,073	$6,190
Valuation allowance related to impaired loans	$42	$101	$206
Years Ended December 31
Average investment in impaired loans	$1,450	$1,908	$3,525
Interest income recognized on a cash basis on impaired loans	—	—	—

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2006 and 2005
Note 5 — Premises and Equipment
The components of premises and equipment at December 31 are as follows:

	2006	2005
Land and buildings	$10,480	$9,830
Furniture and equipment	2,539	2,563
Remodel in progress	42	217
	13,061	12,610
Less accumulated depreciation and amortization	4,622	5,155
Total premises and equipment	$8,439	$7,455
The Bank leases branch premises under operating leases which expire at various dates through January 31, 2020. Rental expense for leased premises was $160, $168 and $205 for 2006, 2005 and 2004, respectively, which is included in occupancy expense.
Minimum net rental commitments under noncancellable leases having an original or remaining term of more than one year for future years ending December 31 are as follows:

2007	$140
2008	109
2009	95
2010	85
2011	67
Thereafter	1,221
Total minimum payments required	$1,717
Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.
Note 6 — Deposits
The composition of deposits at December 31 is as follows:

	2006	2005
Demand deposits, non-interest bearing	$58,514	$56,608
NOW and money market accounts	157,689	144,302
Savings deposits	13,891	15,376
Time certificates, $100,000 or more	16,033	15,134
Other time certificates	24,483	22,663
Total	$270,610	$254,083
Scheduled maturities of certificates of deposit for future years ending December 31 are as follows:

2007	$34,323
2008	4,421
2009	741
2010	290
2011	741
$40,516

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2006 and 2005
Note 7 — Short-Term Borrowings
Securities sold under agreements to repurchase, federal funds purchased, and treasury tax and loan deposits represent short-term borrowings with maturities which do not exceed 90 days. The following is a summary of such short-term borrowings for the years ended December 31:

	2006	2005	2004
Average balance during the year	$37,682	$46,782	$50,284
Average interest rate during the year	3.19%	2.15%	1.40%
Maximum month-end balance during the year	$45,509	$57,112	$57,159
Balance at December 31:
Securities sold under agreements to repurchase	$35,586	$36,590	$55,446
Other	$1,903	$1,878	$1,713
Weighted average interest rate at December 31	2.47%	1.92%	2.16%
Note 8 — Employee Benefits
The Bank’s 401(k) profit sharing plan covers substantially all employees who have completed one year or more of service. Contributions to the 401(k) plan consist of employer contributions (up to a maximum of 15% of employee salaries), which are at the discretion of the Board of Directors. Total contributions by the Bank to this plan in 2006, 2005, and 2004 were $382, $435, and $385, respectively.
The Company has a discretionary bonus plan for all employees. The amount of the bonus paid is determined at the end of the year by the Board of Directors. The Company paid bonuses of $408, $370 and $302 for the years ended December 31, 2006, 2005 and 2004, respectively.
Note 9 — Income Taxes
Income taxes are comprised of the following for the years ended December 31:

	2006	2005	2004
Current:
Federal	$2,522	$2,478	$1,860
State	130	178	449
Deferred tax expense (benefit)	289	45	100
Total income taxes	$2,941	$2,701	$2,409
(continued)

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2006 and 2005
Note 9 — Income Taxes (concluded)
The following is a reconciliation between the statutory and the effective federal income tax rates for the years ended December 31:

	2006		2005		2004
		Percent		Percent		Percent
		of Pre-tax		of Pre-tax		of Pre-tax
	Amount	Income	Amount	Income	Amount	Income
Income tax at statutory rates	$2,940	35.0%	$2,810	35.0%	$2,366	35.0%
Increase (decrease) resulting from:
Tax-exempt income	(210)	(2.5)	(222)	(2.8)	(161)	(2.3)
State income taxes, net of tax effect	358	4.3	350	4.4	299	4.4
Earnings on life insurance policies	(62)	(.7)	(53)	(.7)	(56)	(.8)
Other	(85)	(1.0)	(184)	(2.3)	(39)	(.5)
Total income tax expense	$2,941	35.1%	$2,701	33.6%	$2,409	35.8%
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31 are:

	2006	2005
Deferred Tax Assets
Allowance for credit losses	$1,064	$1,017
Deferred compensation	422	322
Oregon Tax Credits	816	510
Other	163	135
Unrealized loss on securities available for sale	68	158
Total deferred tax assets	2,533	2,142
Deferred Tax Liabilities
Accumulated depreciation	(171)	(161)
Deferred income	(185)	(177)
Other	(177)	(140)
Total deferred tax liabilities	(533)	(478)
Net deferred tax assets	$2,000	$1,664
In 2006 and 2005, the Company purchased Oregon state income tax credits in the amount of $981 and $867 for a cost of $715 and $648, respectively, of which $524 and$214 were used in 2006 and 2005 to reduce current state income tax payable.
Net deferred tax assets are included in other assets on the consolidated balance sheets.

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2006 and 2005
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

	2006	2005
Commitments to extend credit:
Real estate secured	$7,791	$9,489
Other	59,775	49,064
Total commitments to extend credit	$67,566	$58,553
Standby letters of credit	$3,302	$3,472
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank’s experience has been that approximately 50% of loan commitments are drawn upon by customers. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.
The Bank has a credit facility with the Federal Home Loan Bank of Seattle (FHLB) totaling 15% of assets. There were no borrowings outstanding at December 31, 2006 or 2005.
The Bank has agreements with commercial banks for lines of credit totaling $24,500, of which $12 were used at December 31, 2006. There were no borrowings used at December 31, 2005.
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
December 31, 2006 and 2005
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
The Bank has a concentration in real estate loans, particularly in commercial real estate loans. These loans require additional evaluation, including, but not limited to industry, geographic, and collateral analysis. Commercial real estate is further broken down to reflect owner occupied and non-owner occupied properties. Any non-owner occupied category that is over 100% of tier 1 capital is further analyzed as to the type of property being taken as collateral.
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
Note 12 — Cash Dividend Reinvestment Plan
In July 1997, the Company instituted a dividend reinvestment plan which allows for 50% or 100% of the cash dividends to be reinvested in shares of Company common stock based upon shareholder election. Under the plan, 1,732,500 shares are authorized for dividend reinvestment, of which 466,598 shares have been issued through December 31, 2006.
Note 13 — Stock Based Compensation
Employee Stock Option Plan
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

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2006 and 2005
Note 13 — Stock Based Compensation (continued)
Employee Stock Option Plan (continued)
The Company uses the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, dividend yield, weighted average risk-free interest rate, and weighted average expected life of the options. There were no options granted during the periods ended December 31, 2006 and 2005.
The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires adoption as of January 1, 2006, the first day of the Company’s 2006 fiscal year. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the period ended December 31, 2006 totaled $55,938, no tax benefit was realized, and related to currently vesting employee stock options that were granted in prior years. At December 31, 2006, unrecognized stock-based compensation totaled $26,031. These costs are expected to be recognized over a weighted average period of 14 months.
The fair value of each option grant is estimated on the date of grant, based on the Black-Scholes option pricing model and using the following weighted-average assumptions:

2004
Dividend yield	2.66%
Expected life	10 years
Risk-free interest rate	4.17%
Expected volatility	24%
No options were granted in 2006 or 2005. The weighted average fair value of options granted during 2004 was $4.60.
(continued)

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2006 and 2005
Note 13 — Stock Based Compensation (continued)
Employee Stock Option Plan (concluded)
A summary of the status of the Company’s stock option plan as of December 31, 2006 is presented below:

	2006
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	151,651	$14.17
Granted	—	—
Forfeited	(2,940)	16.66
Exercised	(19,827)	12.28
Outstanding at end of year	128,884	$14.40
Options exercisable at year-end	109,682	$13.88
The total fair value of vested shares for the years ended December 31, 2006, 2005 and 2004 was $437,000, $415,000 and $335,000 respectively.
The following summarizes information about stock options outstanding and exercisable at December 31, 2006:

	Year ended	Year ended
(Dollars in thousands, except share and per share data)	December 31, 2006	December 31, 2005
Intrinsic value of options exercised in the period	$105	$117
Stock options fully vested and expected to vest:
Number	116,473	137,047
Weighted avg. exercise price	$14.40	$14.17
Aggregate intrinsic value	$425	$518
Weighted avg. remaining term of options	6.2 years	7.0 years
Stock options vested and currently excercisable:
Number	109,682	108,300
Weighted avg. exercise price	$13.88	$13.32
Aggregate intrinsic value	$457	$501
Weighted avg. remaining term of options	5.9 years	6.5 years

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2006 and 2005
Note 13 — Stock Based Compensation (concluded)
Stock Bonus Plan
Under the Company’s Stock Bonus Plan, 45,365 shares of common stock are authorized for distribution. As of December 31, 2006, 400 shares have been issued under this plan. Employees were awarded stock grants in 2006, 2005 and 2004 of 120, 90 and 190 shares, respectively. Compensation expense for share grants in 2006, 2005 and 2004 was $2, $1, and $3, respectively.
Note 14 — Supplemental Executive Retirement Plan
In October 2001, the Company adopted a Supplemental Executive Retirement Plan (SERP) covering its executive officers. The post-retirement benefit provided by the SERP is designed to supplement a participating officer’s retirement benefits from social security, in order to provide the officer with a certain percentage of final average income at retirement age. Compensation expense related to this plan totaled $229, $200 and $247 in 2006, 2005 and 2004, respectively.
Benefits to employees are currently funded by life insurance policies, which had a cash surrender value of $4,416 and $4,257 at December 31, 2006 and 2005, respectively. Liabilities to employees, which will be accrued over their expected time to retirement, were $913 and $687 at December 31, 2006 and 2005, respectively.
In conjunction with the purchase life insurance policies, the Company executed “Endorsement Split Dollar Life Insurance Agreements” with each executive officer covered by the SERP. Pursuant to the agreements, the Company paid the premium on the policy of each officer’s life. The Company is the sole owner of the policies and its net surrender value. In the event of an officer’s death, the Company will be entitled to receive at a minimum, that amount of the death proceeds equal to the cash surrender value. A portion of the death proceeds will be paid to the officer’s designated beneficiary in lieu of the executive supplemental retirement benefit.
Note 15 — Stock Purchase Plan
On July 17, 2001, the board of directors of the Company approved the repurchase of 209,474 of its outstanding shares and on April 15, 2003 approved an additional 207,514 shares, for a total repurchase of 416,988 outstanding shares. Repurchases are made from time to time under the plan. The board’s authorization has no expiration date. Total shares available for repurchase under these plans are 215,811 shares at December 31, 2006. The following table provides information about repurchases of common stock.

	Shares repurchased	Cost of shares	Average cost
(Shares and dollars in thousands)	in period	repurchased	per share
Year ended 2001	84	$869	$10.32
Year ended 2002	83	973	11.74
Year ended 2003	12	173	13.83
Year ended 2006	22	353	16.31

Plan to date total	201	$2,368	$11.77
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
(continued)

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2006 and 2005
Note 16 — Regulatory Matters (concluded)
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2006, that the Company and the Bank meet all capital requirements to which they are subject.
As of December 31, 2006, the most recent notification from the Bank’s regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table:

					To be Well
					Capitalized
					Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006
Tier 1 capital (to average assets):
Bank	$46,527	13.17%	$14,129	4.00%	$17,661	5.00%
Tier 1 capital (to risk-weighted assets):
Bank	46,527	15.67	11,876	4.00	17,814	6.00
Total capital (to risk-weighted assets):
Bank	49,420	16.64	23,751	8.00	26,689	10.00
December 31, 2005
Tier 1 capital (to average assets):
Company	$42,494	12.39%	$13,723	4.00%	N/A	N/A
Bank	42,329	12.37	13,689	4.00	$17,111	5.00%
Tier 1 capital (to risk-weighted assets):
Company	42,494	15.57	10,914	4.00	N/A	N/A
Bank	42,329	15.56	10,882	4.00	15,984	6.00
Total capital (to risk-weighted assets):
Company	45,244	16.58	21,828	8.00	N/A	N/A
Bank	45,079	16.57	21,764	8.00	26,640	10.00
As of February 2006, the Federal Reserve Bank amended its rules relative to capital requirements for bank holding companies under $500 million in total assets. As a result, there are no longer regulatory capital requirements for the Company; therefore, the capital ratios are no longer reported.
Restrictions on Retained Earnings
At December 31, 2006, there were no restrictions on the Company’s or the Bank’s retained earnings regarding payment of dividends.

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2006 and 2005
Note 17 — Condensed Financial Information — Parent Company Only
Condensed Balance Sheets — December 31

	2006	2005
Assets
Cash	$2,565	$2,548
Investment in Bank	46,420	42,081
Total assets	$48,985	$44,629
Liabilities and Shareholders’ Equity Liabilities
Dividends payable	$2,461	$2,333
Shareholders’ Equity	46,524	42,296
Total liabilities and shareholders’ equity	$48,985	$44,629
Condensed Statements of Income — Years Ended December 31

	2006	2005	2004
Income
Dividend income from Bank	$2,461	$2,489	$2,329
Expenses
Amortization and other expense	180	165	143
Income before income tax benefit	2,281	2,324	2,186
Income Tax Benefit	69	60	54
Income before equity in undistributed income of subsidiary	2,350	2,384	2,240
Equity in Undistributed Income of Subsidiary	3,109	2,943	2,112
Net income	$5,459	$5,327	$4,352
(continued)

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2006 and 2005
Note 17 — Condensed Financial Information — Parent Company Only (concluded)
Condensed Statements of Cash Flows — Years Ended December 31

	2006	2005	2004
Cash Flows from Operating Activities
Net income	$5,459	$5,327	$4,352
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(3,109)	(2,943)	(2,112)
Other — net	58	2	4
Net cash provided by operating activities	2,408	2,386	2,244
Cash Flows from Investing Activities
Investment in Bank	(1,089)	(775)	(1,008)
Cash Flows from Financing Activities
Cash dividends paid	(1,206)	(1,576)	(1,137)
Exercise of stock options	243	211	46
Repurchase of common stock	(353)	—	—
Tax benefit from stock options exercised	14	13	—
Net cash used in financing activities	(1,302)	(1,352)	(1,091)
Net increase in cash	17	259	145
Cash
Beginning of year	2,548	2,289	2,144
End of year	$2,565	$2,548	$2,289

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2006 and 2005
Note 18 — Fair Value of Financial Instruments
The estimated fair value of the Company’s financial instruments at December 31 were as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks, interest bearing deposits in banks	$28,936	$28,936	$18,684	$18,684
Federal funds sold	9,340	9,340	435	435
Securities available for sale	46,204	46,204	63,863	63,863
Securities held to maturity	5,462	5,542	7,871	8,012
Federal Home Loan Bank stock	905	905	905	905
Loans held for sale	53	53	548	548
Loans receivable, net	250,152	255,016	230,547	233,044
Accrued interest receivable	2,112	2,112	1,852	1,852
Financial Liabilities
Deposits	$270,610	$270,016	$254,083	$251,948
Short-term borrowings	37,489	37,457	38,468	38,516
Accrued interest payable	100	100	62	62
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

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2006 and 2005
Note 19 — Comprehensive Income
Net unrealized gains and losses are as follows for the years ended December 31:

	Before-Tax	Tax	Net-of-Tax
	Amount	Expense	Amount
2006
Unrealized holding gains arising during the year	$231	$90	$141
2005
Unrealized holding gains arising during the year	$208	$82	$126
2004
Unrealized holding losses arising during the year	($715)	$279	($436)
Less reclassification adjustments for gains realized in net income	(24)	9	(15)
Net unrealized losses	($739)	$288	($451)
Note 20 — Earnings Per Share Disclosures
Following is information regarding the calculation of basic and diluted earnings per share for the years indicated.

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Year Ended December 31, 2006
Basic earnings per share:	$5,459	4,731,873	$1.15
Effect of dilutive securities:	—	23,676	—
Diluted earnings per share:	$5,459	4,755,549	$1.15
Year Ended December 31, 2005
Basic earnings per share:	$5,327	4,743,361	$1.12
Effect of dilutive securities:	—	37,155	(0.01)
Diluted earnings per share:	$5,327	4,780,516	$1.11
Year Ended December 31, 2004
Basic earnings per share:	$4,352	4,616,799	$0.94
Effect of dilutive securities:	—	36,034	—
Diluted earnings per share:	$4,352	4,652,833	$0.94

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2006 and 2005
Note 21 — Quarterly Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2006
Interest income	$4,896	$5,133	$5,730	$5,785
Interest expense	1,027	1,141	1,418	1,502
Net interest income	3,869	3,992	4,312	4,283
Provision for credit losses	48	34	32	31
Noninterest income	590	602	566	717
Noninterest expenses	2,510	2,461	2,555	2,860
Income before income taxes	1,901	2,099	2,291	2,109
Income taxes	650	732	786	773
Net income	$1,251	$1,367	$1,505	$1,336
Earnings Per Common Share
Basic	$0.26	$0.29	$0.32	$0.28
Diluted	0.26	0.29	0.32	0.28
Year Ended December 31, 2005
Interest income	$4,345	$4,452	$4,737	$4,934
Interest expense	588	715	824	890
Net interest income	3,757	3,737	3,913	4,044
Provision for credit losses	33	34	41	47
Noninterest income	1,064	1,015	1,055	752
Noninterest expenses	2,760	2,823	2,850	2,721
Income before income taxes	2,028	1,895	2,077	2,028
Income taxes	700	615	701	685
Net income	$1,328	$1,280	$1,376	$1,343
Earnings Per Common Share
Basic	$0.29	$0.27	$0.29	$0.27
Diluted	0.28	0.27	0.29	0.27

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2006 and 2005
Note 22 — Transactions with Related Parties
Certain directors, their associates and key officers are customers of and have had banking transactions with the Bank. The Bank expects such transactions to continue in the future. All loans and commitments to lend included in such transactions were made in compliance with applicable laws, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present any unfavorable features. Loans outstanding to directors, their associates, and executive officers were as follows for the years ended December 31:

	2006	2005
Balance at beginning of year	3,590	3,933
Loans advanced	3,613	13,556
Loans repaid	2,025	13,899
Balance at end of year	5,178	3,590
All related party loans were current as to principal and interest as of December 31, 2006 and 2005.
Note 23 — Operating Segments
The Company has operating segments which have been aggregated into three reporting segment as provided in SFAS No. 131 “Disclosure About Segments of an Enterprise and Related Information”.
Management has evaluated the Company’s overall operation and determined that its business consists of certain reportable segments for the periods ending December 31, 2006, 2005, and 2004. Our operating segments are aggregated into reportable segments based primarily upon similar economic characteristics, products, services, customers, and delivery methods. These segments are community banking operations, mortgage department services, and treasury services. The following describes these segments:
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
The financial results of each segment are derived from the Company’s general ledger system. Selected financial information on the Company’s segments is presented below for the periods ending December 31, 2006, 2005, and 2004.
(continued)

Notes to Consolidated Financial Statements
Citizens Bancorp and Subsidiary
December 31, 2006 and 2005
Note 23 — Operating Segments (concluded)

	December 31, 2006
	Treasury	Mortgage	Community
	Services	Department	Banking	Consolidated
Interest income	$3,007	$388	$18,149	$21,544
Interest Expense	309	—	4,779	5,088

Net interest income	2,698	388	13,370	16,456

Provision for loan losses	145	—	—	145
Non-interest income	165	52	2,258	2,475
Non-interest expense	5,407	170	4,809	10,386

Income (loss) before income taxes	(2,689)	270	10,819	8,400
Provision for income taxes	2,941	—	—	2,941

Net income (loss)	$(5,630)	$270	$10,819	$5,459

Assets	$96,450	$4,820	$257,759	$359,029
Loans	$5	$4,798	$248,224	$253,027
Deposits	$1,548	$—	$269,062	$270,610

	December 31, 2005
	Treasury	Mortgage	Community
	Services	Department	Banking	Consolidated
Interest income	$2,214	$303	$15,951	$18,468
Interest Expense	194	—	2,823	3,017

Net interest income	2,020	303	13,128	15,451

Provision for loan losses	155	—	—	155
Non-interest income	140	96	3,650	3,886
Non-interest expense	5,213	165	5,776	11,154

Income (loss) before income taxes	(3,208)	234	11,002	8,028
Provision for income taxes	2,701	—	—	2,701

Net income (loss)	$(5,909)	$234	$11,002	$5,327

Assets	$95,852	$3,179	$239,869	$338,900
Loans	$5	$3,166	$230,126	$233,297
Deposits	$882	$—	$253,201	$254,083

	December 31, 2004
	Treasury	Mortgage	Community
	Services	Department	Banking	Consolidated
Interest income	$2,365	$273	$12,703	$15,341
Interest Expense	601	—	1,066	1,667

Net interest income	1,764	273	11,637	13,674

Provision for loan losses	142	—	—	142
Non-interest income	19	89	4,320	4,428
Non-interest expense	5,173	200	5,826	11,199

Income (loss) before income taxes	(3,532)	162	10,131	6,761
Provision for income taxes	2,409	—	—	2,409

Net income (loss)	$(5,941)	$162	$10,131	$4,352

Assets	$111,082	$3,080	$220,426	$334,588
Loans	$6	$3,068	$210,667	$213,741
Deposits	$730	$—	$234,752	$235,482

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
ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
In response to this Item, the information set forth in the Company’s 2007 Annual Meeting Proxy Statement dated March 27, 2007 (“Proxy Statement”) under the headings “Information with Respect to Nominees and Other Directors,” and “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.
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
Citizens Bancorp
Attention: Shareholder Relations
PO Box 30
Corvallis, OR 97339
(541) 752-5161

ITEM 11. EXECUTIVE COMPENSATION
Information concerning executive and director compensation required by this item is set forth under the headings “Executive Compensation” and “Compensation of Directors” in the Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT, AND RELATED SHAREHOLDER MATTERS
The information required by this item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is set forth under the heading “Certain Relationships and Related Transactions” and “Corporate Governance” in the Proxy Statement and is incorporated herein by reference.
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
(a)(3) Exhibit Index

Exhibit No.	Exhibit

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Bylaws (2)

10.1	Incentive Stock Option Plan (1)

10.2	Stock Bonus Plan (1)

10.3	Dividend Reinvestment Plan (3)

10.4	Deferred Compensation Plan for William V. Humphreys, Sr. (3)

10.5	Executive Supplemental Compensation Agreement and Life Insurance Endorsement Method Split Dollar Plan Agreement for William V. Humphreys, Sr. (4)

10.6	Form of Executive Supplemental Compensation Agreement and Life Insurance Endorsement Method Split Dollar Plan Agreement for William F. Hubel, Steve R. Terjeson, Lark E. Wysham and Scott M. Zimbrick (5)

14	Code of Ethics (6)

21	Subsidiaries, Citizens Bank is the only subsidiary

23	Consent of McGladrey & Pullen PLLP

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibit 3.1, 10.1 and 10.2 of the Company’s Annual Report on Form 10-K for the fiscal year December 31, 2004

(2)	Incorporated by reference to exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year December 31, 2002

(3)	Incorporated by reference to exhibits 10.1 and 10.3 of the Company’s Annual Report on Form 10-K for the fiscal year December 31, 1997

(4)	Incorporated by reference to exhibit 10.5 of the Company’s Annual Report on Form 10-K for the fiscal year December 31, 2005

(5)	Incorporated by reference to exhibit 10.6 of the Company’s Annual Report on Form 10-K for the fiscal year December 31, 2005

(6)	Incorporated by reference to exhibit 14 of the Company’s Annual Report on Form 10-K for the fiscal year December 31, 2003

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 20th day of March, 2007.
CITIZENS BANCORP
(Registrant)

By:	/s/ William V. Humphreys, Sr.
William V. Humphreys, Sr.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of March 2007.
PRINCIPAL EXECUTIVE OFFICER:

/s/ William V. Humphreys, Sr. William V. Humphreys, Sr., President & CEO
PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ Lark E. Wysham
Lark E. Wysham, Executive Vice President & Chief Financial Officer
DIRECTORS:

/s/ Jock Gibson	/s/ William V. Humphreys, Sr.

Jock Gibson	William V. Humphreys, Sr.

/s/ Rosetta C. Venell	/s/ James E. Richards

Rosetta C. Venell	James E. Richards

/s/ Sidney A. Huwaldt	/s/ Scott A. Fewel

Sidney A. Huwaldt	Scott A. Fewel

/s/ Duane L. Sorensen	/s/ Eric C. Thompson

Duane L. Sorensen	Eric C. Thompson

/s/ Michael E. Butler Michael E. Butler

EXHIBIT INDEX

Exhibit No.	Exhibit

21	Subsidiaries, Citizens Bank is the only subsidiary

23	Consent of McGladrey & Pullen PLLP

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002