Form 10-Q
period 2007-03-31
CITIZENS BANCORP/OR
filed 2007-05-14
CIK 1048575

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 27, 2007

Common Stock, no par value	4,670,966

CITIZENS BANCORP
FORM 10-Q
MARCH 31, 2007
INDEX

PART I FINANCIAL INFORMATION
ITEM 1
CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, unaudited)

	March 31,	December 31,
	2007	2006
Assets
Cash and due from banks	$14,895	$17,227
Interest bearing deposits in banks	4,901	11,709
Federal funds sold	592	9,340
Securities available for sale	47,369	46,204
Securities held to maturity (estimated fair value $6,017 and $5,542)	5,936	5,462
Federal Home Loan Bank stock, at cost	905	905
Loans held for sale	37	53

Loans	263,911	253,027
Allowance for credit losses	2,915	2,875

Net loans	260,996	250,152

Premises and equipment	8,570	8,439
Accrued interest receivable	2,256	2,112
Cash value of life insurance	4,456	4,416
Other assets	2,929	3,010

Total assets	$353,842	$359,029

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Demand, non-interest bearing	$59,995	$58,514
Savings and interest-bearing demand	173,135	171,580
Time	41,222	40,516

Total deposits	274,352	270,610

Short-term borrowings	30,756	37,489
Accrued interest payable	102	100
Other liabilities	2,055	4,306

Total liabilities	307,265	312,505

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock (no par value); authorized 10,000,000 shares; issued and outstanding: 2007 4,670,866 shares; 2006 4,733,644 shares	28,722	30,027
Retained earnings	17,917	16,604
Accumulated other comprehensive loss	(62)	(107)

Total shareholders’ equity	46,577	46,524

Total liabilities and shareholders’ equity	$353,842	$359,029

See accompanying notes.

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Interest Income:
Loans	$4,859	$4,245
Federal funds sold and deposits in banks	190	46
Securities:
Taxable	642	524
Tax-exempt	61	79
Other	2	2

Total interest and dividend income	5,754	4,896

Interest Expense:
Deposits	1,190	762
Borrowed funds	12	32
Repurchase agreements	280	233

Total interest expense	1,482	1,027

Net Interest Income	4,272	3,869

Provision for credit losses	40	48

Net interest income after provision for credit losses	4,232	3,821

Non-interest Income:
Service charges on deposit accounts	271	332
Earnings on life insurance policies	40	37
Gain on sale of assets	10	—
Other	283	254

Total non-interest income	604	623

Non-interest Expense:
Salaries and employee benefits	1,878	1,715
Occupancy and equipment	359	355
Other	579	473

Total non-interest expense	2,816	2,543

Income before income tax expense	2,020	1,901

Income tax expense	707	650

Net income	$1,313	$1,251

Earnings per common share:
Basic	$0.27	$0.26
Diluted	$0.27	$0.26
Weighted average number of common shares outstanding:
Basic	4,781	4,732
Diluted	4,781	4,824
See accompanying notes.

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2007 and 2006
	Number of Common Shares	Comprehensive	Common Stock	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Outstanding	Income	Amount	Earnings	Income (Loss)	Equity
Balance, at December 31, 2005	4,670,386		$28,938	$13,606	$(248)	$42,296

COMPREHENSIVE INCOME:

Net Income	—	$1,251	—	1,251	—	1,251

Other comprehensive income, net of tax:
Unrealized gain on securities	—	59	—	—	59	59

Comprehensive Income	—	$1,310

Stock based compensation expense recognized in earnings			22			22
Issuance of common stock under dividend reinvestment plan	64,951		1,127	—	—	1,127
Stock grants	30		1	—	—	1
Stock options exercised	4,906		67	—	—	67

Balance, at March 31, 2006	4,740,273		$30,155	$14,857	$(189)	$44,823

Balance, at December 31, 2006	4,733,644		$30,027	$16,604	$(107)	$46,524

COMPREHENSIVE INCOME:

Net Income	—	$1,313	—	1,313	—	1,313

Other comprehensive income, net of tax:
Unrealized gain on securities	—	45	—	—	45	45

Comprehensive Income	—	$1,358

Stock based compensation expense recognized in earnings	—		5	—	—	5
Issuance of common stock under dividend reinvestment plan	75,197		1,189	—	—	1,189
Stock grants	45		1	—	—	1
Stock options exercised	4,699		59	—	—	59
Income tax benefit from stock options exercised	—		8	—	—	8
Repurchase of common stock	(142,719)		(2,567)	—	—	(2,567)

Balance, at March 31, 2007	4,670,866		$28,722	$17,917	$(62)	$46,577

See accompanying notes.

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, unaudited)

	Three Months Ended
	March 31,
	2007	2006
Net cash provided by operating activities	$1,296	$1,433

Cash Flows from Investing Activities:
Net (increase) decrease in interest bearing deposits in banks	8,748	(3,862)
Net decrease in federal funds sold	6,808	435
Activity in securities available for sale:
Purchases	(12,024)	(1,995)
Maturities	11,000	10,000
Activitiy in securities held to maturity:
Purchases	(470)	—
Increase in loans made to customers, net of principal collections	(10,938)	(2,910)
Purchases of premises and equipment	(259)	(1,259)
Other real estate sold	270	—

Net cash provided by investing activities	3,135	409

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	3,742	(5,091)
Net decrease in repurchase agreements and other borrowings	(6,733)	(1,132)
Payment of dividends, net of dividends reinvested	(1,272)	(1,206)
Exercise of stock options	59	67
Repurchase of common stock	(2,567)	—
Tax benefit from options exercised	8	—

Net cash used in financing activities	(6,763)	(7,362)

Net decrease in cash and due from banks	(2,332)	(5,520)

Cash and Due from Banks
Beginning of period	17,227	18,518

End of period	$14,895	$12,998

Supplemental Disclosure of Cash Flow Information
Interest paid	$1,480	$1,023
Income taxes paid	—	$100
Supplemental Schedule of Non-cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	$45	$59
Issuance of common stock through dividend reinvestment plan	$1,189	$1,127
Stock grants	$1	$1
See accompanying notes.

CITIZENS BANCORP AND SUBSIDARY
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
The interim condensed consolidated financial statements are unaudited but have been prepared in accordance with accounting principles generally accepted in the United States for interim condensed financial information and with instructions to form 10-Q. Accordingly, the condensed consolidated interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation for the interim periods included herein have been made.
The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2006 consolidated financial statements, including notes there to, included in Bancorp’s 2006 Annual Report to shareholders. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 2007.
Certain amounts in 2006 have been reclassified to conform with the 2007 presentation.
2. USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
SFAS No. 123(R) superseded the Company’s previous accounting under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company measured compensation cost for options in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Prior to January 1, 2006, no accounting recognition was given to these prior stock options granted at fair market value until they were exercised. Upon exercise, net proceeds, including tax benefits realized, were credited to equity.
SFAS No. 123(R) required the Company to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of income. The Company adopted the accelerated method for graded vested options which recognizes compensation expense for each vesting tranche over its vesting period.
The Company uses the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, dividend yield, weighted average risk-free interest rate, and weighted average expected life of the options. There were no options granted during the three months ended March 31, 2007 and 2006.
The Company adopted SFAS No. 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s consolidated financial statements prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2007 and 2006 totaled $5 thousand and $22 thousand respectively, no tax benefit was realized, and related to currently vesting employee stock options that were granted in prior years. At March 31, 2007, unrecognized stock-based compensation totaled $20 thousand. These costs are expected to be recognized over a weighted average period of 11 months.

Stock option activity during the quarter ended March 31, 2007 was as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining Contractual	Intrinsic Value
	Number of Shares	Exercise Price	Term (years)	(in thousands)
Stock options outstanding, December 31, 2006	128,884	$14.40
Granted	—	—
Exercised	(4,699)	$12.52
Forfeited	(850)	$18.50

Stock options outstanding, March 31, 2007	123,335	$14.49	5.91	$448

Stock options exercisable March 31, 2007	106,234	$13.98	5.66	$437

Stock option activity during the quarter ended March 31, 2006 was as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining Contractual	Intrinsic Value
	Number of Shares	Exercise Price	Term (years)	(in thousands)
Stock options outstanding, December 31, 2005	151,651	$14.17
Granted	—	—
Exercised	(4,906)	$13.73
Forfeited	(720)	$17.35

Stock options outstanding, March 31, 2006	146,025	$14.17	6.81	$467

Stock options exercisable March 31, 2006	105,026	$13.36	6.27	$409

The total intrinsic value of options exercised during the period ended March 31, 2007 and 2006 was $24 thousand and $25 thousand, respectively, and the total fair value of stock options that vested was $9 thousand for both periods. The amount of cash received from options exercised during the period ended March 31, 2007 and 2006 was $59 thousand and $67 thousand respectively. No tax benefit was realized through the exercise of options.
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
The numerators and denominators used in computing basic and diluted earnings per common share for the three months ended March 31, 2007 and 2006 can be reconciled as follows (dollars and share data in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net income	$1,313	$1,251

Weighted average shares outstanding – basic	4,781	4,732
Basic earnings per common share	$0.27	$0.26

Incremental shares arising from stock-based compensation	—	92
Weighted average shares outstanding – diluted	4,781	4,824
Diluted earnings per common share	$0.27	$0.26

5. CONTINGENCIES
Unfunded loan commitments totaled $78 million as of March 31, 2007 and $68 million as of December 31, 2006.
The Company provides for a defined benefit retirement plan and other post-retirement benefits to certain eligible employees. The net periodic retirement plan and other benefit costs for the three months ended March 31, 2007 and 2006 was $64 thousand and $57 thousand, respectively.
6. RECENT ACCOUNTING PRONOUNCEMENTS
At January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company will recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. The Company is subject to U.S. federal income tax and income of the State of Oregon. As of January 1, 2007 and March 31, 2007, the Company had no uncertain tax positions. The adoption of the accounting standard did not have a material impact on the Company.
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
In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value with changes in fair value reported in earnings. In addition, it requires disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for years beginning after November 15, 2007. Management does not expect the adoption of SFAS 159 to have a material impact on the condensed consolidated financial statements or results of operations of the Company.
On September 20, 2006, the FASB ratified Emerging Issue Task Force (EITF) Issue 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (FTB 85-4), Accounting for Purchases of Life Insurance” (EITF 06-5). EITF 06-5 addresses the methods by which an entity should determine the amounts that could be realized under an insurance contract at the consolidated balance sheet date when applying FTB 85-4, and whether the determination should be on an individual or group policy basis. EIFT 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 did not have a material impact on the Company’s condensed consolidated financial statements.
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
Management has evaluated the Company’s overall operation and determined that its business consists of certain reportable segments as of March 31, 2007 and 2006. Our operating segments are aggregated into reportable segments based primarily upon similar economic characteristics, products, services, customers, and delivery methods. These segments are community banking operations, mortgage department services, and treasury services. The following describes these segments:
Community Banking – The principal business activities of this segment are attracting deposits from the general public and originating commercial and real estate loans for small and medium size businesses in the Company’s branch market areas. This segment’s primary sources of revenue are interest income and fees earned in connection with loans and deposits. This segment’s principal expenses consist of interest paid on deposits, personnel, occupancy, and other general expenses.

Mortgage Department – The principal business activities of this segment are to originate, process, underwrite, fund and sell residential 1-4 family real estate loans. A small portion of loans are retained (less than 5 percent of originations) in the department’s portfolio. This segment’s primary sources of revenues are from interest from retained loans, loan fees, and servicing released premiums. This segment’s primary expenses are personnel, occupancy, and other general expenses.
Treasury Services – The treasury function of the Company, although not considered a line of business, is responsible for the management of the investment portfolio, data processing and holding company activities. This segment’s primary source of revenue is interest income from the investment portfolio. This segment’s primary expenses are personnel expenses, data processing expense, the Company’s state and federal income tax expense, and other general and administrative expenses.
The financial results of each segment are derived from the Company’s general ledger system. Selected financial information on the Company’s segments is presented below for the three months ended March 31, 2007 and 2006.

	Three months ended March 31, 2007
	Treasury	Mortgage	Community
(Dollars in thousands)	Services	Department	Banking	Consolidated
Interest income	$935	$105	$4,714	$5,754
Interest expense	86	—	1,396	1,482

Net interest income	849	105	3,318	4,272
Provision for credit losses	40	—	—	40
Non-interest income	16	9	579	604
Non-interest expense	1,408	46	1,362	2,816

Income (loss) before income tax expense	(583)	68	2,535	2,020
Provision for income tax expense	707	—	—	707

Net income (loss)	$(1,290)	$68	$2,535	$1,313

Assets	$80,169	$5,306	$268,367	$353,842
Loans	$5	$5,279	$258,627	$263,911
Deposits	$1,660	—	$272,692	$274,352

	Three months ended March 31, 2006
	Treasury	Mortgage	Community
(Dollars in thousands)	Services	Department	Banking	Consolidated
Interest income	$688	$72	$4,136	$4,896
Interest expense	71	—	956	1,027

Net interest income	617	72	3,180	3,869
Provision for credit losses	48	—	—	48
Non-interest income	33	9	548	590
Non-interest expense	1,275	42	1,193	2,510

Income (loss) before income tax expense	(673)	39	2,535	1,901
Provision for income tax expense	650	—	—	650

Net income (loss)	$(1,323)	$39	$2,535	$1,251

Assets	$87,009	$3,554	$242,182	$332,745
Loans	$5	$3,541	$232,692	$236,238
Deposits	$1,632	—	$247,360	$248,992

ITEM 2
MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
In addition to historical information, this report contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for the purpose of availing Bancorp the protection of the safe harbor provisions of this Act. The forward looking statements contained in this report are subject to factors, risks and uncertainties that may cause actual results to differ materially from those projected. Factors that might result in such material differences include, but are not limited to economic conditions, the regulatory environment, rapidly changing technology, new legislation, competitive factors, the interest rate environment and the overall condition of the banking industry. Forward looking statements can be identified by such words as “estimate”, “believe”, “expect”, “intend”, “anticipate”, “should”, “may”, “will”, or other similar words or phrases. Although Bancorp believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurances that such expectations will prove to have been correct. Readers are therefore cautioned not to place undue reliance on such forward looking statements, which reflect management’s analysis only as of the date of the statement. Bancorp does not intend to update these forward-looking statements other than in its periodic filings under applicable security laws.
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
2007 ACTIVITIES
On January 10, 2007, the Company paid a cash dividend to shareholders declared in 2006 of $.52 per share. The cash dividend paid out was $2.5 million of which $1.2 million was reinvested through the Company’s dividend reinvestment plan.
On March 20, 2007 the board of directors of the Bank approved management’s proposal of a new branch to be located in Lebanon, Oregon. Management has made an offer on property which has an anticipated closing date pending the passage of all appropriate inspections and plans of approximately July 2007. A manager for the branch has been identified and management anticipates opening the branch in its mobile unit in 2007.
The Company reported net income of $1,313,000 in the first three months ended March 31, 2007 or $.27 per common share, as compared to net income of $1,251,000 or $.26 per common share for the same period in 2006.
LOAN PORTFOLIO
The composition of the loan portfolio was as follows (in thousands):

	March 31, 2007		December 31, 2006
Commercial	$33,268	12.58%	$27,810	9.60%
Agriculture	18,291	6.92%	18,715	7.80%
Real Estate
Construction	15,889	6.01%	16,647	4.70%
1-4 Family	26,620	10.07%	25,254	9.80%
Multi-family	24,727	9.35%	23,530	10.90%
Commercial	125,497	47.47%	120,614	49.70%
Farmland	16,686	6.31%	17,508	6.00%
Consumer Loans	3,420	1.29%	3,382	1.50%

	264,398	100%	253,460	100%

Less: net deferred loan fees	487		433

Total Loans	263,911		253,027

Less: allowance for credit losses	2,915		2,875

Net Loans	$260,996		$250,152

Transactions in the allowance for credit losses were as follows for the three months ended March 31:

	2007	2006
Balance at beginning of period	$2,875	$2,750
Provision charged to operations	40	48
Loans recovered	1	0
Loans charged off	(1)	(3)

Balance at end of period	$2,915	$2,795

It is the policy of the Bank to place loans on non-accrual after they become 90 days past due unless the loans are well secured and in the process of collection. The Bank may place loans that are not contractually past due or that are deemed fully collateralized on non-accrual status as a management tool to actively oversee specific loans.
Loans on non-accrual status as of March 31, 2007 and December 31, 2006 were approximately $1,481,000 and $1,436,000 respectively. There were no loans with modified terms as of March 31, 2007. Non-performing assets (defined as loans on non-accrual status and loans past due 90 days or more) are deemed by management to have adequate collateral or have specific reserves set aside to cover potential losses.
Two agricultural loan relationships constitute $1.3 million of the approximately $1.5 million in non-accrual status as of March 31, 2007. One of the agriculture loans, with a balance of about $292 thousand, is fully secured by real estate. The farm operation is going through a Chapter 12 bankruptcy procedure. The Company is fully secured and does not expect a loss. The second agriculture relationship consists of two loans; one in the amount of approximately $625 thousand which is fully secured by agriculture real estate and the other loan is approximately $426 thousand and has a 90 % Farm Service Agency (FSA) guarantee, but no other collateral support. The Company is exposed on the second loan in the amount of $42 thousand, but expects to get paid in full over the next 18 to 24 months through normal farm operating cash flow. A real estate loan of $93 thousand that was on non-accrual at quarter-end has been subsequently paid off. The remaining $44 thousand is an operating loan for a business that quit operations in March 2007. Collateral is primarily accounts receivable and collection of these accounts is proceeding. The estimated loss, which has been reserved for this loan, is approximately $30,000.
INVESTMENT SECURITIES
The amortized cost and estimated fair value of the investment securities held by the Bank, including unrealized gains and losses, at March 31, 2007 and December 31, 2006, are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
March 31, 2007	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. Government and Agency Securities	$47,471	$42	$(144)	$47,369

Held to Maturity
State and Municipal Securities	$5,936	$81	—	$6,017

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2006	Cost	Gains	Losses	Fair Value
Available for Sale
U.S. Government and Agency Securities	$46,379	$39	$(214)	$46,204

Held to Maturity
State and Municipal Securities	$5,462	$80	—	$5,542

MATERIAL CHANGES IN FINANCIAL CONDITION
Changes in the balance sheet for the three months ended March 31, 2007 include a decrease in total assets, primarily in cash and due from banks, interest bearing deposits in banks and federal funds sold, and a decrease in liabilities primarily in short-term borrowings. The Bank experienced an increase in loans and deposits.
At March 31, 2007, total assets decreased 1.4% or approximately $5.2 million as compared to total assets at December 31, 2006. Major components of the change in assets were:
-	$2.3 million decrease in cash and due from banks or (13.5)%

-	$6.8 million decrease in interest bearing deposits in banks or (58.1)%

-	$8.7 million decrease in federal funds sold or (93.7)%

-	$1.2 million increase in securities available for sale or 2.5%

-	$10.8 million increase in net loans or 4.3%
Loans were generally made to customers within the Company’s market area. Loan growth increased in the first quarter ended March 31, 2007 as a result of calling by the Bank’s qualified loan officers in the Company’s market areas. The increases in loans were primarily funded by cash. The Bank has a history of minimal loan charge-offs due to its exceptional underwriting policies, standards, and loan review processes. The Bank’s loan officers are actively calling and management anticipates that the loan portfolio will continue to grow in 2007 with high quality loans that are appropriately priced.

The Bank experienced an increase in deposits for the period ending March 31, 2007 as compared to the period ending December 31, 2006. The decrease in other liabilities was due primarily to the payment of the cash dividend during the three months ended March 31, 2007. Major components of the change in liabilities for the Company were:
-	$1.5 million increase in demand deposits or 2.5%

-	$1.6 million increase in savings and interest bearing deposits or .9%

-	$.706 million increase in time certificates of deposits or 1.7%

-	$6.0 million decrease in repurchase agreements or (16.8)%

-	$2.2 million decrease in other liabilities, primarily due to the payment of the cash dividend to shareholders or (52.1)%
DEPOSITS AND BORROWINGS
The composition of deposits is as follows (in thousands):

	March 31, 2007		December 31, 2006
Demand, non-interest bearing	$59,995	21.9%	$58,514	21.6%
Interest bearing demand	36,959	13.5%	38,562	14.3%
Money market and savings	136,176	49.6%	133,018	49.2%
Time certificates	41,222	15.0%	40,516	15.0%

Total deposits	$274,352	100%	$270,610	100%

The composition of borrowings is as follows (in thousands):

	March 31, 2007	December 31, 2006
Treasury tax and loan deposit note	$1,159	$1,890
Federal Home Loan Bank — short term borrowings	—	12
Repurchase agreements	29,597	35,587

Total borrowings	$30,756	$37,489

Total deposits increased $3.7 million or 1.4% as of March 31, 2007 as compared to December 31, 2006. Management believes a portion of the increase in deposits is in new core customer relationships due to calling efforts in its market areas. Competition for deposits has been and continues to be very strong within the Bank’s market areas. The Bank has a low cost of funds/high margin strategy along with building customer relationships. It does not compete for deposits by trying to outbid competitors as the Bank enjoys good liquidity and alternate lower cost of funding sources than offering high non-relationship deposit rates. Management anticipates that deposit competition will remain strong but estimates that deposits will slowly grow by continuing to develop strong customer relationships and offering reasonable deposit rates.
Repurchase account deposits decreased approximately $6.0 million or 16.8% as a result of decreases in existing account balances for the period ending March 31, 2007 as compared to December 31, 2006. These accounts tend to have sizeable fluctuations in their balances as these are some of the Bank’s large commercial accounts.
MATERIAL CHANGES IN RESULTS OF OPERATIONS
The Company reported net income of approximately $1,313,000 or $.27 per common share, for the three months ended March 31, 2007, compared to net income of approximately $1,251,000 or $.26 per common share, for the same period in 2006. This represents an increase in net income of $62,000 or 5.0%. The increase was primarily a result of a $403,000 increase in net interest income exceeding a $306,000 increase in non-interest expense.
Total interest income increased approximately $858,000 or 17.5% for the three months ended March 31, 2007 as compared to the same period in 2006. The change for the three-month period was primarily a result of an increase in interest income on loans. The increase in loan interest income was primarily attributable to the growth in the loan portfolio as compared to the same period in 2006.
Total interest expense increased approximately $455,000 or 44.3% for the three months ended March 31, 2007 as compared to the same period in 2006. The increase in interest expense on deposits was largely the result of higher interest rates paid for deposits of 2.25% in 2007 compared to 1.54% for the same period in 2006 and to a lesser extent by the increase in interest bearing deposit accounts. Interest expense on repurchase agreements increased as a result of the higher interest rates paid for those accounts in 2007 of 3.26% compared to 2.61% for the same period in 2006.
Net interest income for the three months ended March 31, 2007 increased $403,000 or 10.4% from the comparable period in 2006. The increase was primarily the result of the increase in interest income on loans due to increased volumes as compared to the same period in 2006.
Total non-interest income increased approximately $14,000 or 2.4% for the three months ended March 31, 2007 as compared to the same period in 2006. Service charge income on deposit accounts decreased for the three months ended March 31, 2007 as compared to the same period in 2006. The decrease is primarily a result of the increase in the earnings credit on business accounts and a decrease in overdraft fees on deposit accounts. As market rates have increased, the Company has increased the earnings credit which offsets service charges on its business account product.

Total non-interest expense increased $306,000 or 12.2% for the three months ended March 31, 2007, as compared to the same period in 2006. Salary and benefit expense increased $163,000 or 9.5% as a result of routine salary adjustments, 401K Plan expense, and increased costs associated with medical benefits.
PROVISION FOR CREDIT LOSSES
The Bank maintains an allowance for credit losses on loans that occur from time to time as an incidental part of the business of banking. The allowance is increased by provisions charged to earnings and by recoveries on loans previously charged off, and is reduced by loan charge offs.
During the first three months ended March 31, 2007, the Bank’s provision for credit losses was $40,000 as compared to $48,000 for the same three-month period of 2006. The Bank’s provision for credit losses is based on its analysis of delinquencies, loan types, loan classifications, and other factors affecting the loan portfolio. The Bank experienced $1,000 in credit losses and $1,000 in recoveries for the three months ended March 31, 2007 and $114,000 in losses and $3,000 in recoveries for the same period ended March 31, 2006. Historically, the Bank’s loan charge-off levels have been very low compared to its peers. Management believes that the allowance for credit losses at March 31, 2007 of $2,915,000 or 1.10% of total loans is adequate.
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
It is Bank policy that once each quarter, Bank management makes recommendations to the Board regarding the adequacy of the Bank’s allowance for credit losses at quarter end and the amount of the provision that should be charged against earnings. Management’s recommendations are based on an internal loan review process to determine specific potential loss factors on classified loans, risk factor of loan grades, historical loss factors derived from actual net charge-off experience, trends in non-performing loans and other potential risks in the loan portfolio such as industry concentration, the local economy and the volume of loans.
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
The analysis of liquidity should also include a review of the changes that appear in the condensed consolidated statement of cash flows for the first three months of 2007. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income that is adjusted for non-cash items and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of both proceeds from maturities and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Bank’s deposit accounts and repurchase agreements.
Management believes that the Bank’s existing sources of liquidity will enable the Bank to fund its requirements in the normal course of business.
As of March 31, 2007, shareholders’ equity totaled $46,577,000 as compared to $46,524,000 at December 31, 2006, an increase of .1%. This increase in equity was primarily due to the Company’s net income of $1,313,000 and dividend reinvestment of $1,189,000 which was decreased by the repurchase of common stock of approximately $2,567,000.
Under the Company’s stock bonus plan, 45,365 shares of common stock are authorized for distribution. As of March 31, 2007, 445 shares had been issued under this Plan.

Capital ratios for Citizens Bank were as follows as of the dates indicated:

	March 31, 2007			December 31, 2006
		Adequately	Well		Adequately	Well
		Capitalized	Capitalized		Capitalized	Capitalized
	Ratio	Standards	Standards	Ratio	Standards	Standards
Tier 1 Leverage Ratio	13.21%	4%	5%	13.17%	4%	5%
Tier 1 Risk Based Capital	15.18%	4%	6%	15.67%	4%	6%
Total Risk Based Capital	16.13%	8%	10%	16.64%	8%	10%
ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
It should be noted that the simulation model does not take into account future management actions that could be undertaken if there were a change in actual market interest rate during the year. Also, certain assumptions are required to perform modeling simulations that may have significant impact on the results. These include assumptions regarding the level of interest rates and balance changes on deposit products that do not have stated maturities. These assumptions have been developed through a combination of industry standards and future expected pricing behavior. The model also includes assumptions about changes in the composition or mix of the balance sheet. The results derived from the simulation model could vary significantly by external factors such as changes in the prepayment assumptions, early withdrawals of deposits and competition. Management has assessed these risks and believes that there has been no material change since December 31, 2006.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None
ITEM 1A. RISK FACTORS
There has not been any material change in the risk factors disclosure from that contained in the Company’s Form 10-K for the fiscal year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2007:

			Total Number of Shares	Maximum Number of Shares
	Total Number of		Purchased as Part of	Remaining at Period End that
	Shares Purchased	Average Price Paid	Publicly Announced	May Be Purchased Under the
Period	(1)	per Share	Plans or Programs	Plans or Programs
3/2/07 – 3/22/07	142,719	$17.99	—	73,092

Total for Quarter	142,719		—
(1)	On July 17, 2001, the Board of Directors of the Company approved the repurchase of 209,474 of its outstanding shares and on April 15, 2003 approved an additional 207,514 shares, for a total repurchase of 416,988 outstanding shares. Repurchases are made from time to time on the open market. The Board’s authorization has no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
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

Date: May 11, 2007		/s/ William V. Humphreys

	By:	William V. Humphreys
President and
Chief Executive Officer

Date: May 11, 2007		/s/ Lark E. Wysham

	By:	Lark E. Wysham
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX
Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.