Form 10-Q
period 2007-06-30
CITIZENS BANCORP/OR
filed 2007-08-14
CIK 1048575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 24, 2007
Common Stock, no par value	4,671,313

CITIZENS BANCORP
FORM 10-Q
JUNE 30, 2007
INDEX

PART I FINANCIAL INFORMATION
ITEM 1
CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$14,615	$17,227
Interest bearing deposits in banks	1,817	11,709
Federal funds sold	662	9,340
Securities available for sale	42,026	46,204
Securities held to maturity (estimated fair value $5,501 and $5,542)	5,480	5,462
Federal Home Loan Bank stock, at cost	905	905
Loans held for sale	95	53

Loans	272,645	253,027
Allowance for credit losses	2,950	2,875

Net loans	269,695	250,152

Premises and equipment	9,437	8,439
Accrued interest receivable	2,217	2,112
Cash value of life insurance	4,500	4,416
Other assets	3,130	3,010

Total assets	$354,579	$359,029

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Demand, non-interest bearing	$58,489	$58,514
Savings and interest-bearing demand	171,343	171,580
Time	41,263	40,516

Total deposits	271,095	270,610

Short-term borrowings	33,183	37,489
Accrued interest payable	97	100
Other liabilities	2,097	4,306

Total liabilities	306,472	312,505

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock (no par value); authorized 10,000,000 shares; issued and outstanding: 2007 - 4,671,199 shares; 2006 - 4,733,644 shares	28,731	30,027
Retained earnings	19,411	16,604
Accumulated other comprehensive loss	(35)	(107)

Total shareholders’ equity	48,107	46,524

Total liabilities and shareholders’ equity	$354,579	$359,029

See accompanying notes.

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest Income:
Loans	$10,105	$8,760	$5,246	$4,515
Federal funds sold and deposits in banks	265	72	75	26
Securities:
Taxable	1,186	1,038	544	514
Tax-exempt	124	155	63	76
Other	4	4	2	2

Total interest and dividend income	11,684	10,029	5,930	5,133

Interest Expense:
Deposits	2,405	1,616	1,215	854
Borrowed funds	44	68	32	36
Repurchase agreements	512	484	232	251

Total interest expense	2,961	2,168	1,479	1,141

Net Interest Income	8,723	7,861	4,451	3,992

Provision for credit losses	100	82	60	34

Net interest income after provision for credit losses	8,623	7,779	4,391	3,958

Non-interest Income:
Service charges on deposit accounts	546	660	275	328
Earnings on life insurance policies	84	78	44	41
Gain on sale of assets	10	—	—	—
Other	575	454	292	233

Total non-interest income	1,215	1,192	611	602

Non-interest Expense:
Salaries and employee benefits	3,614	3,323	1,736	1,608
Occupancy and equipment	710	643	351	321
Other	1,205	1,005	626	532

Total non-interest expense	5,529	4,971	2,713	2,461

Income before income tax expense	4,309	4,000	2,289	2,099

Income tax expense	1,502	1,382	795	732

Net income	$2,807	$2,618	$1,494	$1,367

Earnings per common share:
Basic	$0.59	$0.55	$0.31	$0.29
Diluted	$0.58	$0.55	$0.31	$0.29
Weighted average number of common shares outstanding:
Basic	4,781	4,733	4,781	4,735
Diluted	4,805	4,763	4,805	4,762
See accompanying notes.

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30, 2007 and 2006
					Accumulated
	Number of				Other
	Common		Common		Comprehensive	Total
	Shares	Comprehensive	Stock	Retained	Income	Shareholders'
	Outstanding	Income	Amount	Earnings	(Loss)	Equity

Balance, at December 31, 2005	4,670,386		$28,938	$13,606	$(248)	$42,296

COMPREHENSIVE INCOME:

Net Income	—	$2,618	—	2,618	—	2,618

Other comprehensive income, net of tax:
Unrealized gain on securities	—	64	—	—	64	64

Comprehensive Income	—	$2,682

Stock based compensation expense recognized in earnings			28			28
Issuance of common stock under dividend reinvestment plan	64,951		1,127	—	—	1,127
Stock grants	75		1	—	—	1
Stock options exercised	9,336		118	—	—	118
Stock repurchase	(85)		(1)	—	—	(1)

Balance, at June 30, 2006	4,744,663		$30,211	$16,224	$(184)	$46,251

Balance, at December 31, 2006	4,733,644		$30,027	$16,604	$(107)	$46,524

COMPREHENSIVE INCOME:

Net Income	—	$2,807	—	2,807	—	2,807

Other comprehensive income, net of tax:
Unrealized gain on securities	—	72	—	—	72	72

Comprehensive Income	—	$2,879

Stock based compensation expense recognized in earnings	—		11	—	—	11
Issuance of common stock under dividend reinvestment plan	75,197		1,189	—	—	1,189
Stock grants	135		2	—	—	2
Stock options exercised	4,942		61	—	—	61
Income tax benefit from stock options exercised	—		8	—	—	8
Repurchase of common stock	(142,719)		(2,567)	—	—	(2,567)

Balance, at June 30, 2007	4,671,199		$28,731	$19,411	$(35)	$48,107

See accompanying notes.

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

Net cash provided by operating activities	$2,730	$1,537

Cash Flows from Investing Activities:
Net (increase) decrease in interest bearing deposits in banks	9,892	(1,487)
Net decrease in federal funds sold	8,678	435
Activity in securities available for sale:
Purchases	(14,019)	(28,022)
Maturities	18,420	40,750
Activitiy in securities held to maturity:
Purchases	(471)	—
Maturities	460	1,745
Increase in loans made to customers, net of principal collections	(19,716)	(13,137)
Purchases of premises and equipment	(1,265)	(1,105)
Other real estate sold	270	—

Net cash provided (used) by investing activities	2,249	(821)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	485	(6,688)
Net increase (decrease) in repurchase agreements and other borrowings	(4,306)	1,336
Payment of dividends, net of dividends reinvested	(1,272)	(1,206)
Exercise of stock options	61	118
Repurchase of common stock	(2,567)	(1)
Tax benefit from options exercised	8	—

Net cash used in financing activities	(7,591)	(6,441)

Net decrease in cash and due from banks	(2,612)	(5,725)

Cash and Due from Banks
Beginning of period	17,227	18,518

End of period	$14,615	$12,793

Supplemental Disclosure of Cash Flow Information
Interest paid	$2,964	$2,159
Income taxes paid	$1,060	$1,450
Supplemental Schedule of Non-cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	$72	$64
Issuance of common stock through dividend reinvestment plan	$1,189	$1,127
Stock grants	$2	$1
See accompanying notes.

CITIZENS BANCORP AND SUBSIDARY
Notes to Condensed Consolidated Financial Statements (unaudited)
1.	Basis of Presentation

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

The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2006 consolidated financial statements, including notes thereto, included in Bancorp’s 2006 Annual Report to shareholders. The results of operations for the six months ended June 30, 2007, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 2007.

Certain amounts in 2006 have been reclassified to conform with the 2007 presentation.

2.	Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

3.	Investment Securities

The amortized cost and estimated fair value of the investment securities held by the Bank, including unrealized gains and losses, at June 30, 2007 and December 31, 2006, are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2007	Cost	Gains	Losses	Fair Value

Available for Sale
U.S. Government and Agency Securities	$42,083	$4	$(61)	$42,026

Held to Maturity
State and Municipal Securities	$5,480	$31	$(10)	$5,501

December 31, 2006

Available for Sale
U.S. Government and Agency Securities	$46,379	$39	$(214)	$46,204

Held to Maturity
State and Municipal Securities	$5,462	$80	$—	$5,542

4.	Loan Portfolio

The composition of the loan portfolio was as follows (dollars in thousands):

	June 30, 2007	December 31, 2006
Commercial	$32,548	$27,810
Agriculture	25,851	18,715
Real Estate
Construction	18,129	16,647
1-4 Family	25,159	25,254
Multi-family	23,681	23,530
Commercial	128,442	120,614
Farmland	16,148	17,508
Consumer Loans	3,193	3,382

	273,151	253,460

Less: net deferred loan fees	506	433

Total Loans	272,645	253,027

Less: allowance for credit losses	2,950	2,875

Net Loans	$269,695	$250,152

Transactions in the allowance for credit losses were as follows for the six months ended June 30:

	2007	2006
Balance at beginning of period	$2,875	$2,750
Provision charged to operations	100	82
Loans recovered	4	—
Loans charged off	(29)	(8)

Balance at end of period	$2,950	$2,824

5.	Non-Performing Assets

It is the policy of the Bank to place loans on non-accrual after they become 90 days past due unless the loans are well secured and in the process of collection. The Bank may place loans that are not contractually past due or that are deemed fully collateralized on non-accrual status as a management tool to actively oversee specific loans.

Loans on non-accrual status as of June 30, 2007 and December 31, 2006 were approximately $1,598,000 and $1,436,000 respectively. There were no loans with modified terms as of June 30, 2007. Non-performing assets (defined as loans on non-accrual status and loans past due 90 days or more) are deemed by management to have adequate collateral or have specific reserves set aside to cover potential losses.

Two agricultural loan relationships constitute $1.3 million of the approximately $1.6 million in non-accrual status as of June 30, 2007. One of the agriculture loans, with a balance of about $292 thousand, is fully secured by real estate. The farm operation is going through a Chapter 12 bankruptcy procedure. The Company is fully secured and does not expect a loss. The second agriculture relationship consists of two loans; one in the amount of approximately $625 thousand which is fully secured by agriculture real estate and the other loan is approximately $426 thousand and has a 90 % Farm Service Agency (FSA) guarantee, but no other collateral support. The Company is exposed on the second loan in the amount of $42 thousand, but expects to get paid in full over the next 18 to 24 months through normal farm operating cash flow. The remaining four non-accrual loans of approximately $255 thousand are fully secured by real estate and management does not anticipate any loss.

Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The following table presents information with respect to non-performing assets at June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30,	December 31,
	2007	2006
Loans on non-accrual status	$1,598	$1,436
Loans past due 90 days or more but not on non-accrual status	—	187

Total non-performing assets	$1,598	$1,623

Percentage of non-performing assets to total assets	0.45%	0.45%

6.	Borrowings

The composition of borrowings is as follows (dollars in thousands):

	June 30, 2007	December 31, 2006
Treasury tax and loan deposit note	$1,497	$1,890
Federal Home Loan Bank — short term borrowings	3,000	12
Repurchase agreements	28,686	35,587

Total borrowings	$33,183	$37,489

7.	Basic and Diluted Earnings Per Common Share

The Company’s basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The Company’s diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding plus the incremental shares arising from the dilutive effect of stock-based compensation.

The numerators and denominators used in computing basic and diluted earnings per common share for the six months and three months ended June 30, 2007 and 2006 can be reconciled as follows (dollars and share data in thousands):

	Six Months Ended
	June 30,
	2007	2006
Net income	$2,807	$2,618

Weighted average shares outstanding — basic	4,781	4,733
Basic earnings per common share	$0.59	$0.55

Incremental shares arising from stock-based compensation	24	30
Weighted average shares outstanding — diluted	4,805	4,763
Diluted earnings per common share	$0.58	$0.55

	Three Months Ended
	June 30,
	2007	2006
Net income	$1,494	$1,367

Weighted average shares outstanding — basic	4,781	4,735
Basic earnings per common share	$0.31	$0.29

Incremental shares arising from stock-based compensation	24	27
Weighted average shares outstanding — diluted	4,805	4,762
Diluted earnings per common share	$0.31	$0.29

8.	Stock Based Compensation

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

The Company uses the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, dividend yield, weighted average risk-free interest rate, and weighted average expected life of the options. There were no options granted during the six months ended June 30, 2007 and 2006.

The Company adopted SFAS No. 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s consolidated financial statements prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the six months ended June 30, 2007 and 2006 totaled $11 thousand and $28 thousand, respectively. At June 30, 2007, unrecognized stock-based compensation totaled $15 thousand. These costs are expected to be recognized over a weighted average period of 8 months.

Stock option activity for the period ended June 30, 2007 was as follows:

		Weighted	Weighted Average	Aggregate
	Number of	Average Exercise	Remaining Contractual	Intrinsic Value
	Shares	Price	Term (years)	(in thousands)

Stock options outstanding, December 31, 2006	128,884	$14.40	N/A	N/A
Granted	—	—	N/A	N/A
Exercised	(4,942)	$12.45	N/A	N/A
Forfeited	(2,160)	$18.12	N/A	N/A

Stock options outstanding, June 30, 2007	121,782	$14.46	5.60	$449

Stock options exercisable, June 30, 2007	105,123	$13.96	5.35	$437

Stock option activity for the period ended June 30, 2006 was as follows:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(in thousands)

Stock options outstanding, December 31, 2005	151,651	$14.17	N/A	N/A
Granted	—	—	N/A	N/A
Exercised	(9,336)	$12.74	N/A	N/A
Forfeited	(2,940)	$16.66	N/A	N/A

Stock options outstanding, June 30, 2006	139,375	$14.21	6.67	$527

Stock options exercisable, June 30, 2006	99,477	$13.37	6.13	$455

The total intrinsic value of options exercised during the period ended June 30, 2007 and 2006 was $26 thousand and $47 thousand, respectively, and the total fair value of stock options that vested was $9 thousand for both periods. The amount of cash received from options exercised during the period ended June 30, 2007 and 2006 was $62 thousand and $118 thousand, respectively.

9.	Contingencies

Unfunded loan commitments totaled $71 million as of June 30, 2007 and $68 million as of December 31, 2006.

10.	Operating Segments

The Company has operating segments which have been aggregated into three reporting segments as provided in SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information”.

Management has evaluated the Company’s overall operation and determined that its business consists of certain reportable segments as of June 30, 2007 and 2006. Our operating segments are aggregated into reportable segments based primarily upon similar economic characteristics, products, services, customers, and delivery methods. These segments are community banking operations, mortgage department services, and treasury services. The following describes these segments:

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

Mortgage Department — The principal business activities of this segment are to originate process, underwrite, fund and sell residential 1-4 family real estate loans. A small portion of loans are retained (less than 5 percent of originations) in the department’s portfolio. This segment’s primary sources of revenues are from interest from retained loans, loan fees, and servicing released premiums. This segment’s primary expenses are personnel, occupancy, and other general expenses.

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

The financial results of each segment are derived from the Company’s general ledger system. Selected financial information on the Company’s segments is presented below for the six months ended June 30, 2007 and 2006.

	Six months ended June 30, 2007
	Treasury	Mortgage	Community
(Dollars in thousands)	Services	Department	Banking	Consolidated
Interest income	$1,664	$235	$9,785	$11,684
Interest expense	170	—	2,791	2,961

Net interest income	1,494	235	6,994	8,723
Provision for credit losses	100	—	—	100
Non-interest income	52	27	1,136	1,215
Non-interest expense	2,882	88	2,559	5,529

Income (loss) before income tax expense	(1,436)	174	5,571	4,309
Provision for income tax expense	1,502	—	—	1,502

Net income (loss)	$(2,938)	$174	$5,571	$2,807

Assets	$71,305	$5,392	$277,882	$354,579
Loans	$4	$5,368	$267,273	$272,645
Deposits	$1,732	—	$269,363	$271,095

	Six months ended June 30, 2006
	Treasury	Mortgage	Community
(Dollars in thousands)	Services	Department	Banking	Consolidated
Interest income	$1,349	$174	$8,506	$10,029
Interest expense	143	—	2,025	2,168

Net interest income	1,206	174	6,481	7,861
Provision for credit losses	82	—	—	82
Non-interest income	73	25	1,094	1,192
Non-interest expense	2,579	84	2,308	4,971

Income (loss) before income tax expense	(1,382)	115	5,267	4,000
Provision for income tax expense	1,382	—	—	1,382

Net income (loss)	$(2,764)	$115	$5,267	$2,618

Assets	$78,813	$3,982	$252,084	$334,879
Loans	$5	$3,962	$242,464	$246,431
Deposits	$1,491	—	$245,903	$247,394
11.	Recent Accounting Pronouncements

At January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company will recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. The Company is subject to U.S. federal income tax and income of the State of Oregon. As of January 1, 2007 and June 30, 2007, the Company had no uncertain tax positions. The adoption of the accounting standard did not have a material impact on the Company’s condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s condensed consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value with changes in fair value reported in earnings. In addition, it requires disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for years beginning after November 15, 2007. Management does not expect the adoption of SFAS 159 to have a material impact on the Company’s condensed consolidated financial statements.

On September 20, 2006, the FASB ratified Emerging Issue Task Force (EITF) Issue 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (FTB 85-4), Accounting for Purchases of Life Insurance” (EITF 06-5). EITF 06-5 addresses the methods by which an entity should determine the amounts that could be realized under an insurance contract at the consolidated balance sheet date when applying FTB 85-4, and whether the determination should be on an individual or group policy basis. EIFT 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 did not have a material impact on the Company’s condensed consolidated financial statements.

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

ITEM 2
Management’s Discussion and
Analysis of Financial Condition
And Results of Operations
Cautionary Information
Concerning Forward-looking Statements
The following section contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is included for the purpose of availing Bancorp the protection of the safe harbor provisions of this Act. The forward looking statements contained in this report are subject to factors, risks and uncertainties that may cause actual results to differ materially from those projected. Factors that might result in such material differences include, but are not limited to economic conditions, the regulatory environment, rapidly changing technology, new legislation, competitive factors, the interest rate environment and the overall condition of the banking industry. Forward looking statements can be identified by such words as “estimate”, “believe”, “expect”, “intend”, “anticipate”, “should”, “may”, “will”, or other similar words or phrases. Although Bancorp believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurances that such expectations will prove to have been correct. Readers are therefore cautioned not to place undue reliance on such forward looking statements, which reflect management’s analysis only as of the date of the statement. Bancorp does not intend to update these forward-looking statements other than in its periodic filings under applicable security laws.
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
Overview
Citizens Bank (“the Bank”) was chartered October 1, 1957 by the State of Oregon as a commercial bank with a single office in Corvallis, Citizens Bank. Since then, Citizens Bank has expanded to an additional nine locations in the five counties of Benton, Linn, Lane, Polk, and Yamhill with branches located in the communities of Corvallis, Philomath, Albany, Junction City, McMinnville, Harrisburg, Dallas, and Springfield.
Citizens Bancorp (“the Company” or “Bancorp”), an Oregon Corporation and financial holding company, was formed in 1996 for the purpose of becoming the holding company of Citizens Bank. Bancorp is headquartered in Corvallis, Oregon. Its principal business activities are conducted through its full-service, commercial bank subsidiary, Citizens Bank.
At the holding company level the affairs of Bancorp are overseen by a Board of Directors elected by the shareholders of Bancorp at the annual meeting of shareholders. The business of the Bank is overseen by a Board of Directors elected by Bancorp, the sole owner of the Bank. As of the date of this Form 10-Q, the respective members of the Board of Directors of the Bank and the Board of Directors of Bancorp are identical.
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
On March 20, 2007 the board of directors of the Bank approved management’s proposal of a new branch to be located in Lebanon, Oregon. The Company has acquired property for its Lebanon, Oregon branch located at 2122 S. Santiam Highway. The branch is anticipated to open August 2007 and operate out of its mobile unit during the construction of a permanent building. The branch will be led by a branch manager skilled in lending which will be mutually beneficial to the Lebanon community and the Company.
The Company continues its search for property for a branch in West Eugene, Oregon. Several properties are being considered but the Company has not signed an earnest money agreement as yet.
The Company reported net income of $1,494,000 in the second quarter ending June 30, 2007 or $.31 per common share, as compared to net income of $1,367,000 or $.29 per common share for the same period in 2006. For the first six months of 2007, the Company earned $2,807,000 or $.59 per common share as compared to the six month period ending June 30, 2006 of $2,618,000 or $.55 per common share.
Material Changes in Financial Condition
Changes in the balance sheet for the six months ended June 30, 2007 include a decrease in total assets; primarily in cash and due from banks, interest bearing deposits in banks, federal funds sold and securities available for sale. Liabilities decreased primarily in short-term borrowings and other liabilities relative to the payment of the cash dividend to shareholders. The Bank experienced an increase in loans and deposits.
At June 30, 2007, total assets decreased 1.2% or approximately $4.4 million as compared to total assets at December 31, 2006. Major components of the change in assets were:
•	$2.6 million decrease in cash and due from banks or (15.2)%

•	$9.9 million decrease in interest bearing deposits in banks or (84.5)%

•	$8.7 million decrease in federal funds sold or (92.9)%

•	$4.2 million decrease in securities available for sale or (9.0%)

•	$19.5 million increase in net loans or 7.8%

Loans were generally made to customers within the Company’s market area. Loan growth increased 7.8% for the period ended June 30, 2007 as a result of calling by the Bank’s qualified loan officers in the Company’s market areas. The increases in loans were primarily funded by the decreases various liquid assets as noted above. The Bank has a history of minimal loan charge-offs due to its exceptional underwriting policies, standards, and loan review processes. The Bank’s loan officers are actively calling and management anticipates that the loan portfolio will continue to grow in 2007 with high quality loans that are appropriately priced.
The Bank experienced a slight increase in deposits for the period ending June 30, 2007 as compared to the period ending December 31, 2006. The decrease in short term borrowings resulted from a decrease in balances in customer repurchase sweep accounts (“REPO’S”). The decrease in other liabilities was due primarily to the payment of the cash dividend during the six months ended June 30, 2007. Major components of the change in liabilities for the Company were:
•	$.237 million decrease in savings and interest bearing deposits or (.1%)

•	$.747 million increase in time certificates of deposits or 1.8%

•	$6.9 million decrease in repurchase agreements or (19.4)%

•	$2.2 million decrease in other liabilities, primarily due to the payment of the cash dividend to shareholders or (51.3)%
Total deposits increased $485 thousand or .2% as of June 30, 2007 as compared to December 31, 2006. Average deposits for the period ending June 30, 2007 have increased $20.9 million or 8.4% as compared to the same period in 2006. Management believes a portion of the increase in deposits is in new core customer relationships due to calling efforts in its market areas. Competition for deposits has been and continues to be very strong within the Bank’s market areas. The Bank has a low cost of funds/high margin strategy along with building customer relationships. It does not compete for deposits by trying to outbid competitors as the Bank enjoys good liquidity and alternate lower cost of funding sources than offering high non-relationship deposit rates. Management anticipates that deposit competition will remain strong but estimates that deposits will slowly grow by continuing to develop strong customer relationships and offering reasonable deposit rates.
Repurchase account deposits decreased approximately $6.9 million or 19.4% as a result of decreases in existing account balances for the period ending June 30, 2007 as compared to December 31, 2006. These accounts tend to have sizeable fluctuations in their balances as these are some of the Bank’s large commercial accounts. Additionally two large accounts closed as a result of an estate settlement and the other for business discontinuation.
Material Changes in Results of Operations
The Company reported net income of approximately $2,807,000 or $.59 per common share, for the six months ended June 30, 2007, compared to net income of approximately $2,618,000 or $.55 per common share, for the same period in 2006. This represents an increase in net income of $189,000 or 7.2%. The increase was primarily the result of an $862,000 increase in net interest income exceeding a $558,000 increase in non-interest expense. Net income for the quarter ended June 30, 2007, was approximately $1,494,000 or $.31 net income per common share, compared to net income of approximately $1,367,000, or $.29 per common share, for the same period in 2006. This represents an increase in net income of $127,000 or 9.3% for the quarter. The increase during both these periods was largely attributable to an increase in interest income on loans due to a 7.8% growth in loans for the six moth period and 3.31% for the three month period ended June 30, 2007.
Total interest income increased approximately $1,655,000 or 16.5% for the six months and $797,000 or 15.5% for the three months ended June 30, 2007 as compared to the same periods in 2006. The change for the six month and the three month period was primarily a result of an increase in interest income from loans and available for sale investments. The increase in loan interest income was attributable to growth of the portfolio along with an increase in the overall yield of the portfolio. The increase in interest income on securities available for sale was result of the repricing of maturing securities that were reinvested at higher yields which offset the decrease in the balance of the available for sale investment portfolio.
Total interest expense increased approximately $793,000 or 36.6% for the six months and $338,000 or 29.6% for the three months ended June 30, 2007 as compared to the same periods in 2006. The increase in interest expense on deposits for these periods was the result of deposit growth and higher interest rates paid for customer deposits resulting from overall market rate increases in 2007 compared to the same periods in 2006.
Net interest income for the six months ended June 30, 2007 increased approximately $862,000 or 11.0% and $459,000 or 11.5% for the three-month period ended June 30, 2007 as compared to the same periods in 2006. The increase in both the three-month and six-month period ended June 30, 2007 was primarily a result of the increase in interest income on loans and available for sale investments as compared to the same periods in 2006.
Total non-interest income increased slightly by $23,000 or 1.9% for the six months and $9,000 or 1.5% for the three months ended June 30, 2007 as compared to the same periods in 2006. Service charge income decreased $114,000 or 17.3% for the six month period and $53,000 or 16.2% of the three month period ended June 30, 2007 as compared to the same periods in 2006. The decrease is primarily a result of the increase in the earnings credit on business accounts and a decrease in overdraft fees on deposit accounts. As market rates have increased, the Bank has increased the earnings credit which offsets service charges on its business account product.

Total non-interest expense increased $558,000 or 11.2% for the six months and $252,000 or 10.2% for the three months ended June 30, 2007, as compared to the same periods in 2006. Salary and benefit expense increased $291,000 or 8.8% for the six months ended June 30, 2007 as a result of routine salary adjustments, additional staff, 401K plan expense, and increased costs associated with medical benefits as compared to the same period in 2006.
Provisions for Credit Losses
The Bank maintains an allowance for credit losses on loans that occur from time to time as an incidental part of the business of banking. The allowance is increased by provisions charged to earnings and by recoveries on loans previously charged off, and is reduced by loan charge offs.
During the first six months ended June 30, 2007, the Bank’s provision for credit losses was $100,000 as compared to $82,000 for the same six-month period of 2006. The Bank’s provision for credit losses is based on its analysis of delinquencies, loan types, loan classifications, and other factors affecting the loan portfolio. The Bank experienced $29,000 in credit losses and $4,000 in recoveries for the six months ended June 30, 2007 and $8,000 in losses and no recoveries for the same period ended June 30, 2006. Historically, the Bank’s loan charge-off levels have been very low compared to its peers. Management believes that the allowance for credit losses at June 30, 2007 of $2,950,000 or 1.08% of total loans is adequate.
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
The analysis of liquidity should also include a review of the changes that appear in the condensed consolidated statement of cash flows for the first six months of 2007. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income that is adjusted for non-cash items and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of both proceeds from maturities and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Bank’s deposit accounts and repurchase agreements.
Management believes that the Bank’s existing sources of liquidity will enable the Bank to fund its requirements in the normal course of business.
As of June 30, 2007, shareholders’ equity totaled $48,107,000 as compared to $46,524,000 at December 31, 2006, an increase of 3.4%. This increase in equity was primarily due to the Company’s net income of $2,807,000 and dividend reinvestment of $1,189,000 which was decreased by the repurchase of common stock of approximately $2,567,000.
Under the Company’s stock bonus plan, 45,365 shares of common stock are authorized for distribution. As of June 30, 2007, 535 shares had been issued under this Plan.

Capital ratios for Citizens Bank were as follows as of the dates indicated:

	June 30, 2007			December 31, 2006
		Adequately	Well		Adequately	Well
	Actual	Capitalized	Capitalized	Actual	Capitalized	Capitalized
	Ratio	Standards	Standards	Ratio	Standards	Standards
Tier 1 Leverage Ratio	13.51%	4%	5%	13.17%	4%	5%
Tier 1 Risk Based Capital	15.30%	4%	6%	15.67%	4%	6%
Total Risk Based Capital	16.24%	8%	10%	16.64%	8%	10%
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
As of June 30, 2007 the Bank is asset sensitive, meaning that interest bearing assets mature or reprice more quickly than interest earning liabilities in a given period. An increase or decrease in market rates of interest will not materially impact net interest income.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	April 17, 2007, Annual Meeting

(b)	Need not be completed

(c)	The following matters were voted upon at the Annual Meeting of Shareholders on April 17, 2007
(1)	The re-election of three (3) Directors for terms expiring in 2010 or until their successors have been elected and qualified.

Directors:

Michael A. Butler		Sidney A. Huwaldt		William V. Humphreys, Sr.
Votes cast for:	3,550,623	Votes cast for:	3,550,683	Votes cast for:	3,547,853
Votes withheld:	8,528	Votes withheld:	8,468	Votes withheld:	11,298
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
(a)	Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2007	By:	/s/ William V. Humphreys
William V. Humphreys
President and Chief Executive Officer

Date: August 10, 2007	By:	/s/ Lark E. Wysham
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