Form 10-Q
period 2007-09-30
CITIZENS BANCORP/OR
filed 2007-11-14
CIK 1048575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 26, 2007
Common Stock, no par value	4,671,575

CITIZENS BANCORP
FORM 10-Q
SEPTEMBER 30, 2007
INDEX

PART I FINANCIAL INFORMATION
ITEM 1
CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$15,027	$17,227
Interest bearing deposits in banks	1,004	11,709
Federal funds sold	340	9,340
Securities available for sale	39,224	46,204
Securities held to maturity (estimated fair value $4,982 and $5,542)	4,919	5,462
Federal Home Loan Bank stock, at cost	905	905
Loans held for sale	151	53

Loans	283,540	253,027
Allowance for credit losses	2,797	2,875

Net loans	280,743	250,152

Premises and equipment	9,799	8,439
Accrued interest receivable	2,560	2,112
Cash value of life insurance	4,543	4,416
Other assets	2,799	3,010

Total assets	$362,014	$359,029

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Demand, non-interest bearing	$59,085	$58,514
Savings and interest-bearing demand	181,669	171,580
Time	41,382	40,516

Total deposits	282,136	270,610

Short-term borrowings	27,112	37,489
Accrued interest payable	99	100
Other liabilities	2,810	4,306

Total liabilities	312,157	312,505

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock (no par value); authorized 10,000,000 shares; issued and outstanding: 2007 - 4,671,496 shares; 2006 - 4,733,644 shares	28,740	30,027
Retained earnings	21,050	16,604
Accumulated other comprehensive gain (loss)	67	(107)

Total shareholders’ equity	49,857	46,524

Total liabilities and shareholders’ equity	$362,014	$359,029

See accompanying notes.

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest Income:
Loans	$15,698	$13,644	$5,593	$4,884
Federal funds sold and deposits in banks	295	109	30	37
Securities:
Taxable	1,677	1,757	491	719
Tax-exempt	178	220	54	65
Other	6	29	2	25

Total interest and dividend income	17,854	15,759	6,170	5,730

Interest Expense:
Deposits	3,625	2,689	1,220	1,073
Borrowed funds	91	141	47	73
Repurchase agreements	713	756	201	272

Total interest expense	4,429	3,586	1,468	1,418

Net Interest Income	13,425	12,173	4,702	4,312

Provision for credit losses	130	114	30	32

Net interest income after provision for credit losses	13,295	12,059	4,672	4,280

Non-interest Income:
Service charges on deposit accounts	839	972	293	312
Earnings on life insurance policies	127	118	43	40
Other	869	668	284	214

Total non-interest income	1,835	1,758	620	566

Non-interest Expense:
Salaries and employee benefits	5,469	5,020	1,855	1,697
Occupancy and equipment	1,082	966	372	323
Other	1,739	1,540	534	535

Total non-interest expense	8,290	7,526	2,761	2,555

Income before income tax expense	6,840	6,291	2,531	2,291

Income tax expense	2,394	2,168	892	786

Net income	$4,446	$4,123	$1,639	$1,505

Earnings per common share:
Basic	$0.93	$0.87	$0.34	$0.32
Diluted	$0.93	$0.87	$0.34	$0.32
Weighted average number of common shares outstanding:
Basic	4,781,269	4,736,758	4,781,433	4,743,481
Diluted	4,804,522	4,761,115	4,802,790	4,762,589
See accompanying notes.

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30, 2007 and 2006
	Number of Common				Accumulated Other	Total
	Shares	Comprehensive	Common	Retained	Comprehensive	Shareholders’
	Outstanding	Income	Stock	Earnings	Income (Loss)	Equity
Balance, at December 31, 2005	4,670,386		$28,938	$13,606	$(248)	$42,296

COMPREHENSIVE INCOME:

Net Income	—	$4,123	—	4,123	—	4,123

Other comprehensive income, net of tax:
Unrealized gain on securities	—	123	—	—	123	123

Comprehensive Income	—	$4,246

Stock based compensation expense recognized in earnings			42			42
Issuance of common stock under dividend reinvestment plan	64,951		1,127	—	—	1,127
Stock grants	90		1	—	—	1
Stock options exercised	10,080		127	—	—	127
Repurchase of common stock	(6,261)		(94)	—	—	(94)

Balance, at September 30, 2006	4,739,246		$30,141	$17,729	$(125)	$47,745

Balance, at December 31, 2006	4,733,644		$30,027	$16,604	$(107)	$46,524

COMPREHENSIVE INCOME:

Net Income	—	$4,446	—	4,446	—	4,446

Other comprehensive income, net of tax:
Unrealized gain on securities	—	174	—	—	174	174

Comprehensive Income	—	$4,620

Stock based compensation expense recognized in earnings	—		16	—	—	16
Issuance of common stock under dividend reinvestment plan	75,197		1,189	—	—	1,189
Stock grants	195		3	—	—	3
Stock options exercised	5,179		64	—	—	64
Income tax benefit from stock options exercised	—		8	—	—	8
Repurchase of common stock	(142,719)		(2,567)	—	—	(2,567)

Balance, at September 30, 2007	4,671,496		$28,740	$21,050	$67	$49,857

See accompanying notes.

CITIZENS BANCORP AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Net cash provided by operating activities	$4,823	$3,729

Cash Flows from Investing Activities:
Net (increase) decrease in interest bearing deposits in banks	10,705	(2,015)
Net decrease in federal funds sold	9,000	204
Activity in securities available for sale:
Purchases	(14,019)	(35,000)
Maturities	21,420	55,500
Activitiy in securities held to maturity:
Purchases	(471)	—
Maturities	1,025	1,995
Increase in loans made to customers, net of principal collections	(30,588)	(26,609)
Purchases of premises and equipment	(1,747)	(1,459)
Other real estate sold	270	—

Net cash used by investing activities	(4,405)	(7,384)

Cash Flows from Financing Activities:
Net increase in deposits	11,526	6,922
Net decrease in repurchase agreements and other borrowings	(10,377)	(4,394)
Payment of dividends, net of dividends reinvested	(1,272)	(1,206)
Exercise of stock options	64	127
Repurchase of common stock	(2,567)	(94)
Tax benefit from options exercised	8	—

Net cash provided by (used in) financing activities	(2,618)	1,355

Net decrease in cash and due from banks	(2,200)	(2,300)

Cash and Due from Banks
Beginning of period	17,227	18,518

End of period	$15,027	$16,218

Supplemental Disclosure of Cash Flow Information
Interest paid	$4,430	$3,561
Income taxes paid	$1,785	$1,950
Supplemental Schedule of Non-cash Investing and Financing Activities
Fair value adjustment of securities available for sale, net of tax	$174	$123
Issuance of common stock through dividend reinvestment plan	$1,189	$1,127
Stock grants	$3	$1
See accompanying notes.

CITIZENS BANCORP AND SUBSIDARY
Notes to Condensed Consolidated Financial Statements (unaudited)
1.	Basis of Presentation

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

The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2006 consolidated financial statements, including notes thereto, included in Bancorp’s 2006 Annual Report to shareholders. The results of operations for the nine months ended September 30, 2007, are not necessarily indicative of the results which may be obtained for the full year ending December 31, 2007.

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

The amortized cost and estimated fair value of the investment securities held by the Company, including unrealized gains and losses, at September 30, 2007 and December 31, 2006, are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2007	Cost	Gains	Losses	Fair Value

Available for Sale
U.S. Government and Agency Securities	$39,114	$136	$26	$39,224

Held to Maturity
State and Municipal Securities	$4,919	$63	$—	$4,982

December 31, 2006

Available for Sale
U.S. Government and Agency Securities	$46,379	$39	$(214)	$46,204

Held to Maturity
State and Municipal Securities	$5,462	$80	$—	$5,542

4.	Loan Portfolio

The composition of the loan portfolio was as follows (dollars in thousands):

	September 30, 2007	December 31, 2006
Commercial	$33,477	$27,810
Agriculture	27,004	18,715
Real Estate
Construction	22,524	16,647
1-4 Family	25,617	25,254
Multi-family	22,384	23,530
Commercial	132,907	120,614
Farmland	17,127	17,508
Consumer Loans	2,980	3,382

	284,020	253,460

Less: net deferred loan fees	480	433

Total Loans	283,540	253,027

Less: allowance for credit losses	2,797	2,875

Net Loans	$280,743	$250,152

Transactions in the allowance for loan losses and unfunded commitments were as follows for the nine months ended September 30:

Allowance for loan losses	2007	2006
Balance at beginning of period	$2,875	$2,750
Provision charged to operations	130	114
Loans recovered	5	3
Loans charged off	(33)	(17)
Reclassification of allowance for unfunded commitments	(180)	—

Balance at end of period	$2,797	$2,850

Allowance for unfunded commitments
Balance at beginning of period	—
Reclassificaiton of allowance for unfunded commitments	$180

Balance at end of period	$180

Allowance for credit losses
Allowance for loan losses	$2,797
Allowance for unfunded commitments	180

Total allowance for credit losses	$2,977

The Company reclassified a specific reserve for unfunded loan commitments as of September 30, 2007. The allowance for credit losses has historically contained a component for a reserve for unfunded commitments but the component has now been classified in other liabilities. At September 30, 2007 the Company had approximately $80.6 million in outstanding commitments to extend credit, compared to approximately $67.6 million at year-end 2006.

5.	Non-Performing Assets

It is the policy of the Company to place loans on non-accrual after they become 90 days past due unless the loans are well secured and in the process of collection. The Company may place loans that are not contractually past due or that are deemed fully collateralized on non-accrual status as a management tool to actively oversee specific loans.

Loans on non-accrual status as of September 30, 2007 and December 31, 2006 were approximately $1,506,000 and $1,436,000 respectively. There were no loans with modified terms as of September 30, 2007. Non-performing assets (defined as loans on non-accrual status and loans past due 90 days or more) are deemed by management to have adequate collateral or have specific reserves set aside to cover potential losses.

Two agricultural loan relationships constitute $1.3 million of the approximately $1.5 million in non-accrual status as of September 30, 2007. One of the agriculture loans, with a balance of about $292 thousand, is fully secured by real estate. The farm operation is going through a Chapter 12 bankruptcy procedure. The Company is fully secured and does not expect a loss. The second agriculture relationship consists of two loans; one in the amount of approximately $625 thousand which is fully secured by agriculture real estate and the other loan is approximately $426 thousand and has a 90 % Farm Service Agency (FSA) guarantee, but no other collateral support. The Company is exposed on the second loan in the amount of $42 thousand, but expects to get paid in full over the next 18 to 24 months through normal farm operating cash flow. The remaining three non-accrual loans of approximately $162 thousand are fully secured by real estate and management does not anticipate any loss.

Risk of nonpayment exists with respect to all loans, which could result in the classification of such loans as non-performing. The following table presents information with respect to non-performing assets at September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30,	December 31,
	2007	2006
Loans on non-accrual status	$1,506	$1,436
Loans past due 90 days or more but not on non-accrual status	113	187

Total non-performing assets	$1,619	$1,623

Percentage of non-performing assets to total assets	0.45%	0.45%

6.	Borrowings

The composition of borrowings is as follows (dollars in thousands):

	September 30, 2007	December 31, 2006
Treasury tax and loan deposit note	$1,752	$1,890
Federal Home Loan Bank — short term borrowings	—	12
Repurchase agreements	25,360	35,587

Total borrowings	$27,112	$37,489

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

The numerators and denominators used in computing basic and diluted earnings per common share for the nine months and three months ended September 30, 2007 and 2006 can be reconciled as follows (dollars and weighted average shares in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Net income	$4,446	$4,123

Weighted average shares outstanding – basic	4,781	4,737
Basic earnings per common share	$0.93	$0.87

Incremental shares arising from stock-based compensation	23	24
Weighted average shares outstanding – diluted	4,804	4,761
Diluted earnings per common share	$0.93	$0.87

	Three Months Ended
	September 30,
	2007	2006
Net income	$1,639	$1,505

Weighted average shares outstanding – basic	4,781	4,743
Basic earnings per common share	$0.34	$0.32

Incremental shares arising from stock-based compensation	21	19
Weighted average shares outstanding – diluted	4,802	4,762
Diluted earnings per common share	$0.34	$0.32

8.	Stock Based Compensation

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

The Company uses the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, dividend yield, weighted average risk-free interest rate, and weighted average expected life of the options. There were no options granted during the nine months ended September 30, 2007 and 2006.

The Company adopted SFAS No. 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s consolidated financial statements prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the nine months ended September 30, 2007 and 2006 totaled $16 thousand and $42 thousand, respectively. At September 30, 2007, unrecognized stock-based compensation totaled $10 thousand. These costs are expected to be recognized over a weighted average period of 5 months.

Stock option activity for the nine months ended September 30, 2007 was as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(in thousands)
Stock options outstanding, December 31, 2006	128,885	$14.40	N/A	N/A
Granted	—	—	N/A	N/A
Exercised	(5,179)	$12.39	N/A	N/A
Forfeited	(2,160)	$18.12	N/A	N/A

Stock options outstanding, September 30, 2007	121,546	$14.46	5.60	$434

Stock options exercisable, September 30, 2007	104,887	$13.96	5.35	$425

Stock option activity for the nine months ended September 30, 2006 was as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term (years)	(in thousands)
Stock options outstanding, December 31, 2005	151,651	$14.17	N/A	N/A
Granted	—	—	N/A	N/A
Exercised	(10,080)	$12.65	N/A	N/A
Forfeited	(2,940)	$16.66	N/A	N/A

Stock options outstanding, September 30, 2006	138,631	$14.23	6.38	$631

Stock options exercisable, September 30, 2006	98,733	$13.38	5.84	$380

The total intrinsic value of options exercised during the period ended September 30, 2007 and 2006 was $27 thousand and $50 thousand, respectively, and the total fair value of stock options that vested was $9 thousand for both periods. The amount of cash received from options exercised during the period ended September 30, 2007 and 2006 was $64 thousand and $127 thousand, respectively.

9.	Operating Segments

The Company has operating segments which have been aggregated into three reporting segments as provided in SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information”.

Management has evaluated the Company’s overall operation and determined that its business consists of certain reportable segments as of September 30, 2007 and 2006. Our operating segments are aggregated into reportable segments based primarily upon similar economic characteristics, products, services, customers, and delivery methods. These segments are community banking operations, mortgage department services, and treasury services. The following describes these segments:

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

Mortgage Department – The principal business activities of this segment are to originate process, underwrite, fund and sell residential 1-4 family real estate loans. A small portion of loans are retained (less than 5 percent of originations) in the department’s portfolio. This segment’s primary sources of revenues are from interest from retained loans, loan fees, and servicing released premiums. This segment’s primary expenses are personnel, occupancy, and other general expenses.

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

The financial results of each segment are derived from the Company’s general ledger system. Selected financial information on the Company’s segments is presented below for the nine months ended September 30, 2007 and 2006.

	Nine months ended September 30, 2007
	Treasury	Mortgage	Community
(Dollars in thousands)	Services	Department	Banking	Consolidated
Interest income	$2,284	$339	$15,231	$17,854
Interest expense	250	—	4,179	4,429

Net interest income	2,034	339	11,052	13,425
Provision for credit losses	130	—	—	130
Non-interest income	103	46	1,686	1,835
Non-interest expense	4,383	130	3,777	8,290

Income (loss) before income tax expense	(2,376)	255	8,961	6,840
Provision for income tax expense	2,394	—	—	2,394

Net income (loss)	$(4,770)	$255	$8,961	$4,446

Assets	$67,504	$5,470	$289,039	$362,014
Loans	$4	$5,442	$278,094	$283,540
Deposits	$1,918	—	$280,218	$282,136

	Nine months ended September 30, 2006
	Treasury	Mortgage	Community
(Dollars in thousands)	Services	Department	Banking	Consolidated
Interest income	$2,230	$279	$13,250	$15,759
Interest expense	215	—	3,371	3,586

Net interest income	2,015	279	9,879	12,173
Provision for credit losses	114	—	—	114
Non-interest income	148	36	1,574	1,758
Non-interest expense	3,843	124	3,559	7,526

Income (loss) before income tax expense	(1,794)	191	7,894	6,291
Provision for income tax expense	2,168	—	—	2,168

Net income (loss)	$(3,962)	$191	$7,894	$4,123

Assets	$74,652	$4,861	$265,138	$344,651
Loans	$5	$4,837	$252,332	$257,174
Deposits	$1,500	—	$259,505	$261,005
10.	Recent Accounting Pronouncements

At January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company will recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. The Company is subject to U.S. federal income tax and income of the State of Oregon. As of January 1, 2007 and September 30, 2007, the Company had no uncertain tax positions. The adoption of the accounting standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value with changes in fair value reported in earnings. In addition, it requires disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for public companies for years beginning after November 15, 2007. Management does not expect the adoption of SFAS 159 to have a material impact on the Company’s condensed consolidated financial statements.
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
Overview
Citizens Bank (“the Bank”) was chartered October 1, 1957 by the State of Oregon as a commercial bank with a single office in Corvallis, Citizens Bank. Since then, Citizens Bank has expanded to an additional ten locations in the five counties of Benton, Linn, Lane, Polk, and Yamhill with branches located in the communities of Corvallis, Philomath, Albany, Junction City, McMinnville, Harrisburg, Dallas, Springfield, and Lebanon.

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
On March 20, 2007 the board of directors of the Bank approved management’s proposal of a new branch to be located in Lebanon, Oregon. The Company acquired property for its Lebanon, Oregon branch located at 2122 S. Santiam Highway. The branch opened in August 2007 doing business out of its mobile unit during the construction of a permanent building. Management anticipates the permanent building to be completed mid-year 2008. The branch will be led by a branch manager skilled in lending which will be mutually beneficial to the Lebanon community and the Company.
The Board of Directors and management decided not to pursue a branch location in Eugene, Oregon. The Company does not have a manager identified for a Eugene branch. The Company’s philosophy is to build a branch around a quality branch manager as opposed to constructing a building and then trying to locate a manager. This strategy supports the Company’s culture of strong branch managers.
On September 11, 2007 the Company filed a preliminary Proxy Statement and Schedule 13E-3 with the Securities and Exchange Commission (“SEC”) disclosing the Company’s plan to submit to shareholders for approval amendments to its Articles of Incorporation (“Articles”) enabling the Company to deregister its common stock with the SEC. Amendments to the Articles would convert certain common shareholders to a new class of preferred stock and other shareholders would have their stock repurchased. On October 23, 2007 and November 5, 2007 the Company filed amended Proxy Statements. Details of the pending deregistration proposal can be found in the documents filed with the SEC at www.sec.gov under Citizens Bancorp/OR.

The Company reported net income of $1,639,000 in the third quarter ending September 30, 2007 or $.34 per common share, as compared to net income of $1,505,000 or $.32 per common share for the same period in 2006. For the first nine months of 2007, the Company earned $4,446,000 or $.93 per common share as compared to the nine month period ending September 30, 2006 of $4,123,000 or $.87 per common share.
Material Changes in Financial Condition
Significant changes in the condensed consolidated balance sheet for the nine months ended September 30, 2007 include an increase in total assets; primarily in loans. Liabilities decreased primarily in short-term borrowings and other liabilities relative to the payment of the cash dividend to shareholders. Overall, the Company experienced an increase in loans and deposits and a decrease in cash and due from banks, interest bearing deposits in banks and investment securities.
At September 30, 2007, total assets increased .8% or approximately $3.0 million as compared to total assets at December 31, 2006. Major components of the change in assets were:
•	$2.2 million decrease in cash and due from banks or (12.8)%

•	$10.7 million decrease in interest bearing deposits in banks or (91.4)%

•	$9.0 million decrease in federal funds sold or (96.4)%

•	$7.0 million decrease in securities available for sale or (15.1%)

•	$30.6 million increase in net loans or 12.1%
Loans were generally made to customers within the Company’s market area. Loan growth increased 12.1% for the period ended September 30, 2007 as a result of calling by the Company’s qualified loan officers in the Company’s market areas. The increase in loans was primarily funded by an increase in deposits and by the decreases in various liquid assets as noted above. The Company has a history of minimal loan charge-offs due to its exceptional underwriting policies, standards, and loan review processes. The Company’s loan officers are actively calling on potential and current customers. Management anticipates that the loan portfolio will continue to grow in 2007 with high quality loans that are appropriately priced.
The Company experienced an increase in deposits for the period ending September 30, 2007 as compared to the period ending December 31, 2006. The decrease in short term borrowings resulted from a decrease in balances in customer repurchase sweep accounts (“REPO’S”). The decrease in other liabilities was due primarily to the payment of the cash dividend during the first quarter of 2007. Major components of the change in liabilities for the Company were:
•	$.571 million increase in demand, non-interest bearing deposits or 1.0%

•	$10.1 million increase in savings and interest bearing deposits or 5.9%

•	$.866 million increase in time certificates of deposits or 2.1%

•	$10.4 million decrease in repurchase agreements or (27.7)%

•	$1.5 million decrease in other liabilities, primarily due to the payment of the cash dividend to shareholders or (34.7)%
Total deposits increased $11.5 million or 4.3% as of September 30, 2007 as compared to December 31, 2006. Average deposits for the period ending September 30, 2007 have increased $21.8 million or 8.7% as compared to the same period in 2006. Management believes a portion of the increase in deposits is in new core customer relationships due to calling efforts in its market areas. Competition for deposits has been and continues to be very strong within the Company’s market areas. The Company has a low cost of funds/high margin strategy along with building customer relationships. It does not compete for deposits by trying to outbid competitors as the Company enjoys good liquidity and alternate lower cost of funding sources than offering high non-relationship deposit rates. Management anticipates that deposit competition will remain strong but estimates that deposits will slowly grow by continuing to develop strong customer relationships and offering reasonable deposit rates.
Repurchase account deposits decreased approximately $10.4 million or 27.7% as a result of decreases in existing account balances for the period ending September 30, 2007 as compared to December 31, 2006. These accounts tend to have sizeable fluctuations in their balances as these are some of the Company’s large commercial accounts. Additionally two large accounts closed as a result of an estate settlement and the other for business discontinuation purposes.
Material Changes in Results of Operations
The Company reported net income of approximately $4,446,000 or $.93 per common share, for the nine months ended September 30, 2007, compared to net income of approximately $4,123,000 or $.87 per common share, for the same period in 2006. This represents an increase in net income of $323,000 or 7.8%. The increase was primarily the result of a $1.3 million increase in net interest income exceeding a $764,000 increase in non-interest expense. Net income for the quarter ended September 30, 2007, was approximately $1,639,000 or $.34 net income per common share, compared to net income of approximately $1,505,000, or $.32 per common share, for the same period in 2006. This represents an increase in net income of $134,000 or 8.9% for the quarter. The increase during both these periods was largely attributable to an increase in interest income on loans due to a 12.2% growth in loans for the nine month period and 4.1% for the three month period ended September 30, 2007.

Total interest income increased approximately $2.1 million or 13.3% for the nine months and $440,000 or 7.7% for the three months ended September 30, 2007 as compared to the same periods in 2006. The change for the nine month and the three month period was primarily a result of an increase in interest income from loans. The increase in loan interest income was attributable to growth of the portfolio along with an increase in the overall yield of the portfolio.
Total interest expense increased approximately $843,000 or 23.5% for the nine months and increased $50,000 or 3.5% for the three months ended September 30, 2007 as compared to the same periods in 2006. The increase in interest expense on deposits for the period ending September 30, 2007 was the result of deposit growth and higher interest rates paid for customer deposits resulting from overall market rate increases in 2007 compared to the same period in 2006.
Net interest income for the nine months ended September 30, 2007 increased approximately $1.3 million or 10.3% and $390,000 or 9.0% for the three-month period ended September 30, 2007 as compared to the same periods in 2006. The increase in both the three-month and nine-month period ended September 30, 2007 was primarily a result of the increase in interest income on loans more than offsetting the increased interest expense on deposits.
Total non-interest income increased by $77,000 or 4.4% for the nine months and $54,000 or 9.5% for the three months ended September 30, 2007 as compared to the same periods in 2006. Service charge income decreased $133,000 or 13.7% for the nine month period and $19,000 or 6.1% of the three month period ended September 30, 2007 as compared to the same periods in 2006. The decrease is primarily a result of a decrease in overdraft fees on deposit accounts.
Total non-interest expense increased $764,000 or 10.2% for the nine months and $206,000 or 8.1% for the three months ended September 30, 2007, as compared to the same periods in 2006. Salary and benefit expense increased $449,000 or 8.9% for the nine months ended September 30, 2007 as a result of routine salary adjustments, additional staff relative to the new branch in Lebanon, 401K plan expense, and increased costs associated with medical benefits as compared to the same period in 2006.
Allowance for Credit Losses
The Company maintains an allowance for loan losses and unfunded loan commitments for losses that occur from time to time as an incidental part of the business of banking. The allowance is increased by provisions charged to earnings and by recoveries on loans previously charged off, and is reduced by loan charge offs.
During the nine months ended September 30, 2007, the Company’s provision for loan losses was $130,000 as compared to $114,000 for the same nine-month period of 2006. The Company’s provision for loan losses is based on its analysis of delinquencies, loan types, loan classifications, and other factors affecting the loan portfolio. The Company experienced $33,000 in loan losses and $5,000 in recoveries for the nine months ended September 30, 2007 and $17,000 in losses and $3,000 in recoveries for the period ended September 30, 2006. Historically, the Company’s loan charge-off levels have been very low compared to its peers. Management believes that the allowance for loan losses at September 30, 2007 of $2,797,000 or .99% of total loans is adequate. The allowance for unfunded loan commitment was $180,000 as of September 30, 2007 which management also believes is adequate.
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
It is Company policy that once each quarter, management makes recommendations to the Board regarding the adequacy of the Company’s allowance for credit losses at quarter end and the amount of the provision that should be charged against earnings. Management’s recommendations are based on an internal loan review process to determine specific potential loss factors on classified loans, risk factor of loan grades, historical loss factors derived from actual net charge-off experience, trends in non-performing loans and other potential risks in the loan portfolio such as industry concentration, the local economy and the volume of loans.
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
The Company’s policy is to charge off loans when, in management’s opinion, the loan or a portion of the loan is deemed uncollectible following a concerted collection effort. Management continues to pursue collection after a loan is charged-off until all possibilities for collection have been exhausted.

Liquidity and Capital Resources
The Company has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the Company’s financial environment. Generally, the Company’s major sources of liquidity are customer deposits, sales and maturities of securities, the use of borrowing lines with correspondent banks including Federal Home Loan bank borrowings, loan repayments and net cash provided by operating activities.
The analysis of liquidity should also include a review of the changes that appear in the condensed consolidated statement of cash flows for the first nine months of 2007. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income that is adjusted for non-cash items and increases or decreases in cash due to certain changes in assets and liabilities. Investing activities consist primarily of both proceeds from maturities and purchases of securities, and the net growth in loans. Financing activities present the cash flows associated with the Bank’s deposit accounts and repurchase agreements.
Management believes that the Company’s existing sources of liquidity will enable the Company to fund its requirements in the normal course of business.
As of September 30, 2007, shareholders’ equity totaled $49,857,000 as compared to $46,524,000 at December 31, 2006, an increase of 7.2%. This increase in equity was primarily due to the Company’s net income of $4,446,000 and dividend reinvestment of $1,189,000 which was decreased by the repurchase of common stock of approximately $2,567,000.
Under the Company’s stock bonus plan, 45,365 shares of common stock are authorized for distribution. As of September 30, 2007, 595 shares had been issued under this Plan.
Capital ratios for Citizens Bank were as follows as of the dates indicated:

	September 30, 2007			December 31, 2006
		Adequately	Well		Adequately	Well
	Actual	Capitalized	Capitalized	Actual	Capitalized	Capitalized
	Ratio	Standards	Standards	Ratio	Standards	Standards
Tier 1 Leverage Ratio	13.86%	4%	5%	13.17%	4%	5%
Tier 1 Risk Based Capital	15.30%	4%	6%	15.67%	4%	6%
Total Risk Based Capital	16.22%	8%	10%	16.64%	8%	10%
ITEM 3. Quantitative & Qualitative Disclosures About Market Risk
Interest rate, credit, and operations risks are the most significant market risks impacting the Company’s performance. The Company relies on loan review, prudent loan underwriting standards and an adequate allowance for credit losses to mitigate credit risk.
The Company uses an asset/liability management simulation model to measure interest rate risk. The model quantifies interest rate risk through simulating forecasted net interest income over a 12 month time period under various rate scenarios, as well as monitoring the change in the present value of equity under the same rate scenarios. The present value of equity is defined as the difference between the market value of current assets less current liabilities. By measuring the change in the present value of equity under different rate scenarios, management is able to identify interest rate risk that may not be evident in simulating changes in forecasted net interest income.
As of September 30, 2007 the Company is asset sensitive, meaning that interest bearing assets mature or reprice more quickly than interest earning liabilities in a given period. An increase or decrease in market rates of interest will not materially impact net interest income.
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

Date: November 13, 2007		/s/ William V. Humphreys

	By:	William V. Humphreys
President and Chief Executive Officer

Date: November 13, 2007		/s/ Lark E. Wysham

	By:	Lark E. Wysham
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.